Form 10-Q
period 1996-06-29
BELL & HOWELL OPERATING CO
filed 1996-08-06
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
    June 29, 1996                             1-3246


               BELL & HOWELL OPERATING COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code (847) 470-7100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---
     The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of August 5, 1996 was 2,955.

                         TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Twenty-Six Weeks Ended
             July 1, 1995 and June 29, 1996 ...............    1

            Consolidated Balance Sheets - Assets at
             December 30, 1995 and June 29, 1996 ..........    2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at December 30, 1995
             and June 29, 1996 ............................    3

            Consolidated Statements of Cash Flows for
             the Twenty-Six Weeks Ended July 1, 1995 and
             June 29, 1996 ................................    4

            Notes to the Consolidated Financial
             Statements ...................................    5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................   13


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................   18

  Item 6.  Exhibits and Reports on Form 8-K ...............   18


SIGNATURE PAGE ............................................   19

                  Bell & Howell Operating Company and Subsidiaries
                        Consolidated Statements of Operations
               (Dollars and shares in thousands, except per share data)
                                      (Unaudited)
                                          Thirteen Weeks               Twenty-Six Weeks
                                                 Ended                        Ended
                                         ---------------------       ---------------------
                                          July 1,      June 29,       July 1,      June 29,
                                           1995         1996           1995         1996
                                         --------     --------       --------      --------
Net sales                               $ 190,119    $ 213,973      $ 377,184    $ 415,065

Operating costs and expenses:
Cost of sales                             120,129      139,519        241,479      269,412
Research and development                    7,199        8,523         14,659       16,454
Selling and administrative                 47,692       48,378         93,172       97,399
                                         --------     --------       --------      -------
Total operating costs and expenses        175,020      196,420        349,310      383,265

Operating income                           15,099       17,553         27,874       31,800
Net interest expense:
Interest (income)                          (3,687)      (3,972)        (7,351)      (8,214)
Interest expense                           10,929        9,511         22,075       18,494
                                         --------     --------       --------     --------
Net interest expense                        7,242        5,539         14,724       10,280
Earnings before income taxes and
 extraordinary items                        7,857       12,014         13,150       21,520

Income tax expense                            840        2,361            641        3,731
                                         --------     --------       --------     --------
Earnings before extraordinary items         7,017        9,653         12,509       17,789
Extraordinary losses                       (3,219)      (1,088)        (3,219)      (1,088)
                                         --------     --------       --------     --------
Net earnings                                3,798        8,565          9,290       16,701

Dividends on preferred stock                5,950        6,452         11,673       12,891
                                         --------     --------       --------     --------
Net earnings (loss) applicable to
 common stock                           $  (2,152)   $   2,113      $  (2,383)   $   3,810
                                         ========     ========       ========     ========
Net earnings (loss) per common share:
Earnings before extraordinary items     $     361    $   1,083      $     283    $   1,657

Extraordinary losses                       (1,090)        (368)        (1,090)        (368)
                                         --------     --------       --------     --------
Net earnings (loss) per common share    $    (729)   $     715      $    (807)   $   1,289
                                         ========     ========       ========     ========

Average common shares outstanding           2,954        2,955          2,954        2,955

             The accompanying Notes to the Consolidated Financial Statements are an
                              integral part of these statements.

                    Bell & Howell Operating Company and Subsidiaries
                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                                        Assets

                                                  December 30,     June 29,
                                                      1995           1996
                                                  -----------     -----------
                                                   (Audited)      (Unaudited)
Current assets:
Cash and cash equivalents                         $   7,051       $  10,115
Accounts receivable, less allowance for
 doubtful accounts of $4,406 and $5,096,
 respectively                                       181,247         150,122
Inventory                                           105,918         138,373
Other current assets                                 11,768          12,658
                                                   --------        --------
Total current assets                                305,984         311,268

Property, plant and equipment, at cost              316,036         330,816
Accumulated depreciation                           (171,057)       (184,159)
                                                   --------        --------
Net property, plant and equipment                   144,979         146,657

Long-term receivables                                57,062          48,605
Goodwill, net of accumulated amortization           133,422         152,474
Other assets                                         35,497          35,370
                                                   --------        --------
Total assets                                      $ 676,944       $ 694,374
                                                   ========        ========





     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.





                               -2-



                   Bell & Howell Operating Company and Subsidiaries
                            Consolidated Balance Sheets
                               (Dollars in thousands)

                      Liabilities and Shareholders' Equity
                                                     December 30,    June 29,
                                                         1995          1996
                                                     -----------   -----------
                                                      (Audited)    (Unaudited)
Current liabilities:
Notes payable                                         $  14,939     $  11,438
Current maturities of long-term debt                     14,707         1,469
Accounts payable                                         65,444        60,947
Accrued expenses                                         83,846        78,352
Deferred income                                         176,351       147,845
Accrued income taxes                                      6,539         1,870
                                                       --------      --------
Total current liabilities                               361,826       301,921

Long-term liabilities:
Long-term debt                                          243,300       336,916
Other liabilities                                        44,627        47,815
                                                       --------      --------
Total long-term liabilities                             287,927       384,731

Shareholders' equity:
$121.33 Intercompany Preferred Stock, $.01 par
 value, 208,059 shares issued and outstanding at
 December 30, 1995 and 187,260 shares outstanding
 at June 29, 1996                                             2             2
Common Stock, $.01 par value, 2,955 shares
 issued and outstanding at December 30, 1995,
 and June 29, 1996                                           --            --
Capital surplus                                         152,485       117,533
Retained earnings (deficit)                            (126,484)     (109,783)
Cumulative foreign exchange translation adjustments       1,188           (30)
                                                       --------      --------
Total shareholders' equity                               27,191         7,722

Commitments and contingencies                                --            --
                                                       --------      --------
Total liabilities and shareholders' equity            $ 676,944     $ 694,374
                                                       ========      ========

     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                               -3-

                 Bell & Howell Operating Company and Subsidiaries
                        Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                     (Unaudited)
                                                            Twenty-Six Weeks
                                                                 Ended
                                                     -----------------------------
                                                       July 1,            June 29,
                                                        1995                1996
                                                      --------            --------
Operating activities:
Net earnings (loss)                                  $  9,290            $  16,701
Depreciation and amortization                          22,490               23,529
Changes in operating assets and liabilities:
Accounts receivable                                    23,294               29,994
Inventory                                             (17,410)             (33,293)
Other current assets                                     (749)              (1,036)
Long-term receivables                                     466                8,457
Income taxes                                           (2,355)              (5,239)
Accounts payable                                       (3,774)              (4,625)
Accrued expenses                                      (15,629)              (5,024)
Deferred income and other long-term liabilities       (24,442)             (26,361)
Other, net                                               (107)                (612)
                                                      -------              -------
Net cash provided (used) by operating activities       (8,926)               2,491

Investing activities:
Expenditures for property, plant and equipment        (22,797)             (20,384)
Acquisitions                                           (2,330)             (19,718)
                                                      -------              -------
Net cash used by investing activities                 (25,127)             (40,102)
Financing activities:
Proceeds from short-term debt                          10,980                9,224
Repayment of short-term debt                           (8,973)             (12,235)
Proceeds from long-term debt                           42,973              192,050
Repayment of long-term debt                           (92,040)            (112,444)
Proceeds from issuance of Common Stock                 71,660                   --
Redemption of Intercompany Preferred Stock                 --              (35,795)
                                                      -------              -------
Net cash provided by financing activities              24,600               40,800

Effect of exchange rate changes on cash                  (255)                (125)
                                                      -------              -------
Increase (decrease) in cash and cash equivalents       (9,708)               3,064

Cash and cash equivalents, beginning of period         16,128                7,051
                                                      -------              -------
Cash and cash equivalents, end of period             $  6,420             $ 10,115
                                                      =======              =======
Supplemental schedule of non-cash activities:
Preferred dividends paid-in-kind                     $ 11,673             $ 12,891
                                                      =======              =======

     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

         Bell & Howell Operating Company and Subsidiaries

          Notes to the Consolidated Financial Statements

                      (Dollars in thousands)


Note 1 - Basis of Presentation

     Bell & Howell Operating Company, formerly Bell & Howell Company, is a wholly-owned subsidiary of Bell & Howell Company, formerly Bell & Howell Holdings Company, which is a holding company, the primary assets of which are all of the issued and outstanding shares of Common Stock and the Intercompany Preferred Stock of Bell & Howell Operating Company. Bell & Howell Company conducts business through Bell & Howell Operating Company and has no operations of its own.

     The consolidated financial statements include the accounts of Bell & Howell Operating Company and its subsidiaries
(collectively the "Company") and have been prepared without independent audit, except for the balance sheet data as of December 30, 1995. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

     In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Bell & Howell Operating Company's annual report for the year ended December 30, 1995.

Note 2 - Significant Accounting Policies

     Net Earnings (Loss) per Common Share. Net earnings (loss) per common share are determined by dividing net earnings, after deducting dividends on preferred stock, by the weighted average number of common shares outstanding during the period.

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,413 at December 30, 1995 and June 29, 1996.


Note 3 - Capital Contribution

     In May 1995, the Company's parent made a capital contribution in the amount of $71,660, the net proceeds of which were used to retire $50,000 of the 10 3/4% Senior Subordinated
Notes (and associated debt repurchase premium) and to prepay
$17,628 of term loans under the Credit Agreement.


Note 4 - Credit/Lease Receivable Sales Agreements

     In April 1996, the Company amended its Credit Agreement. Under the terms of the amendment, the Company increased its revolving credit facility to $275,000, reduced its interest rate and extended the maturity on all outstanding Credit Agreement borrowings (to April 2001).

     In May 1996, Bell & Howell Acceptance Corporation ("BHAC"), the Company's financing subsidiary, entered into a new receivable sales agreement under which the buyer commits to purchase new lease receivables. There is no recourse to BHAC or to the Company after the sale of lease receivables pursuant to the agreement.

Note 5 - Extraordinary Losses

     The extraordinary loss of $1,088 ($1,700 pretax) in the second quarter of 1996 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $17,920 of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the amended Credit Agreement.

     The extraordinary losses of $3,219 ($5,030 pretax) in the second quarter of 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $50,000 of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17,628 of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the capital contribution by the Company's parent.


Note 6 - Subsidiary Guarantors

     The 9 1/4% Senior Notes, the 10 3/4% Senior Subordinated Notes, and the Credit Agreement are jointly and severally guaranteed by each direct domestic operating subsidiary of the Company (except for BHAC) (the "Guarantors"). Such guarantees are irrevocable and unconditional, and represent a substantial portion of each Guarantor's net worth.

     The condensed consolidating information which follows presents:

1. Condensed consolidating balance sheets at June 29, 1996 and December 30, 1995 and related condensed consolidating statements of operations and cash flows for the twenty-six weeks ended June 29, 1996 and July 1, 1995.

    Investments in subsidiaries are accounted for by their parent companies on the cost basis for purposes of the condensed consolidating income statements, and therefore, earnings of subsidiaries are not reflected in the respective parent's net earnings.

2.  Elimination entries necessary to consolidate Bell & Howell
    Operating Company and its subsidiaries.

                          CONDENSED CONSOLIDATING BALANCE SHEET
                                      At June 29, 1996

                                           ASSETS
                                                           Parent   Combined    Non-
                               Consolidated  Eliminations  Company  Guarantors  Guarantors
                               ------------  ------------  -------  ----------  ----------
Assets:
Cash and cash equivalents      $ 10,115     $      --    $  1,120   $  2,654    $  6,341
Accounts receivable             150,122            --          70    106,082      43,970
Inventory                       138,373        (1,163)         --    104,711      34,825
Other current assets             12,658            --       1,657      8,248       2,753
                                -------      --------     -------    -------     -------
Total current assets            311,268        (1,163)      2,847    221,695      87,889
Investment in subsidiaries           --        73,637     (73,637)        --          --
Intercompany accounts                --         8,607      98,696    (84,736)    (22,567)
Net property, plant &
 equipment                      146,657            --       1,729    134,917      10,011
Other non-current assets        236,449      (362,373)    376,948    180,113      41,761
                                -------      --------     -------    -------     -------
Total assets                   $694,374     $(281,292)   $406,583   $451,989    $117,094
                                =======      ========     =======    =======     =======


                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                          Parent    Combined    Non-
                              Consolidated  Eliminations  Company   Guarantors  Guarantors
                              ------------  ------------  -------   ----------  ----------
Liabilities:
Current liabilities            $ 301,921     $      --   $  20,875  $ 224,362    $ 56,684
Long-term debt                   336,916      (362,373)    332,481    362,432       4,376
Other liabilities                 47,815            --      45,474      1,546         795
                                --------      --------    --------   --------     -------
Total liabilities                686,652      (362,373)    398,830    588,340      61,855
Shareholders' equity (deficit):
Intercompany Preferred
 Stock                                 2            --           2         --          --
Capital surplus                  117,533      (179,317)    117,533    139,639      39,678
Retained earnings (deficit)     (109,783)      260,398    (109,783)  (275,989)     15,591
Cumulative foreign exchange
 translation adjustments             (30)           --          --         --         (30)
                                --------      --------    --------   --------     -------
Total shareholders' equity
 (deficit)                         7,722        81,081       7,752   (136,350)     55,239
                                --------      --------    --------   --------     -------
Total liabilities &
 shareholders' equity
 (deficit)                     $ 694,374     $(281,292)  $ 406,582  $ 451,990    $117,094
                                ========      ========    ========   ========     =======


                               -8-

                           CONDENSED CONSOLIDATING BALANCE SHEET
                                    At December 30, 1995

                                            ASSETS
                                                          Parent    Combined    Non-
                              Consolidated  Eliminations  Company   Guarantors  Guarantors
                              ------------  ------------  -------   ----------  ----------
Assets:
Cash and cash equivalents       $   7,051    $      --   $   2,518  $   1,857   $   2,676
Accounts receivable               181,247           --         220    125,062      55,965
Inventory                         105,918       (1,163)         --     75,637      31,444
Other current assets               11,768           --         998      8,525       2,245
                                 --------     --------    --------   --------    --------
Total current assets              305,984       (1,163)      3,736    211,081      92,330
Investment in subsidiaries             --      102,689    (102,709)        20          --
Intercompany accounts                  --        2,509      60,920    (32,910)    (30,519)
Net property, plant &
 equipment                        144,979           --       1,805    132,350      10,824
Other non-current assets          225,981     (362,373)    377,465    161,277      49,612
                                  --------    --------    --------   --------    --------
Total assets                    $ 676,944    $(258,338)  $ 341,217  $ 471,818   $ 122,247
                                 ========     ========    ========   ========    ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         Parent    Combined    Non-
                             Consolidated  Eliminations  Company   Guarantors  Guarantors
                             ------------  ------------  -------   ----------  ----------
Liabilities:
Current liabilities            $ 361,826    $      --    $  33,794  $ 265,782   $  62,250
Long-term debt                   243,300     (362,373)     237,937    362,465       5,271
Other liabilities                 44,627           --       43,483        343         801
                                --------     --------     --------   --------    --------
Total liabilities                649,753     (362,373)     315,214    628,590      68,322
Shareholders' equity (deficit):
Intercompany Preferred
 Stock                                 2           --            2         --          --
Capital surplus                  152,485     (164,436)     152,485    124,738      39,698
Retained earnings (deficit)     (126,484)     268,471     (126,484)  (281,510)     13,039
Cumulative foreign exchange
 translation adjustments           1,188           --           --         --       1,188
                                --------     --------     --------   --------    --------
Total shareholders' equity
 (deficit)                        27,191      104,035       26,003   (156,772)     53,925
                                --------     --------     --------   --------    --------
Total liabilities &
 shareholders' equity
 (deficit)                     $ 676,944    $(258,338)   $ 341,217  $ 471,818   $ 122,247
                                ========     ========     ========   ========    ========

                          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            For the Twenty-Six Weeks Ended June 29, 1996

                                                          Parent    Combined    Non-
                              Consolidated  Eliminations  Company   Guarantors  Guarantors
                              ------------  ------------  -------   ----------  ----------
Net sales                       $415,065    $(24,210)    $    --    $354,364    $ 84,911
Cost of sales                    269,412     (24,210)         --     233,573      60,049
Operating expenses               113,853          --      (5,168)     97,275      21,746
Net interest expense
 (income)                         10,280          --      (6,270)     17,994      (1,444)
                                 -------     -------      ------     -------     -------Earnings before income
 taxes and extraordinary item     21,520          --      11,438       5,522       4,560
Income tax expense                 3,731          --       1,723          --       2,008
                                 -------     -------      ------     -------     -------
Earnings before
 extraordinary item               17,789          --       9,715       5,522       2,552

Extraordinary loss                (1,088)         --      (1,088)         --          --
                                 -------     -------      ------     -------     -------
Net earnings                    $ 16,701    $     --     $ 8,627    $  5,522    $  2,552
                                 =======     =======      ======     ========    =======

                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                             For the Twenty-Six Weeks Ended July 1, 1995

                                                         Parent    Combined    Non-
                             Consolidated  Eliminations  Company   Guarantors  Guarantors
                             ------------  ------------  -------   ----------  ----------
Net sales                       $377,184    $(22,170)    $     --    $312,794    $ 86,560
Cost of sales                    241,479     (22,170)          --     204,248      59,401
Operating expenses               107,831          --       (5,318)     88,664      24,485
Net interest expense
 (income)                         14,724          --       (2,875)     19,466      (1,867)
                                 -------     -------      -------     -------     -------
Earnings before income taxes
 and extraordinary items          13,150          --        8,193         416       4,541
Income tax expense (benefit)         641          --         (664)         --       1,305
                                 -------     -------      -------     -------     -------
Earnings before
 extraordinary items              12,509          --        8,857         416       3,236

Extraordinary losses              (3,219)         --       (3,219)         --          --
                                 -------     -------      -------     -------     -------

Net earnings                    $  9,290    $     --     $  5,638    $    416    $  3,236
                                 =======     =======      =======     =======     =======

                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            For the Twenty-Six Weeks Ended June 29, 1996
                                                         Parent    Combined    Non-
                             Consolidated  Eliminations  Company   Guarantors  Guarantors
                             ------------  ------------  --------  ----------  ----------
Net cash provided (used)
 by operating activities      $  2,491      $     --    $(45,337)  $ 38,766    $  9,062
                               -------       -------     -------    -------     -------
Investing activities:
Expenditures for property,
 plant and equipment           (20,384)           --        (180)   (19,444)       (760)
Acquisitions                   (19,718)           --          --    (19,718)         --
                               -------       -------     -------    -------     -------
Net cash used by
 investing activities          (40,102)           --        (180)   (39,162)       (760)
                               -------       -------     -------    -------     -------
Financing activities:
Net short-term borrowings       (3,011)           --          --         --      (3,011)
Net long-term borrowings        79,606            --      79,909         --        (303)
Redemption of Intercompany
 Preferred Stock               (35,795)           --     (35,795)        --          --
                               -------       -------     -------    -------     -------
Net cash provided (used)
 by financing activities        40,800            --      44,114         --      (3,314)
                               -------       -------     -------    -------     -------
Effect of exchange rate
 changes on cash                  (125)           --          --         --        (125)
                               -------       -------     -------    -------     -------
Increase (decrease) in cash
 and cash equivalents         $  3,064      $     --    $ (1,403)   $   (396)   $ 4,863
                               =======       =======     =======     =======     ======

                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                             For the Twenty-Six Weeks Ended July 1, 1995
                                                         Parent    Combined    Non-
                             Consolidated  Eliminations  Company   Guarantors  Guarantors
                             ------------  ------------  --------  ----------  ----------
Net cash provided (used)
 by operating activities       $ (8,926)    $     --    $(35,259)  $ 23,804    $  2,529
                                -------      -------     -------    -------     -------
Investing activities:
Expenditures for property,
 plant and equipment            (22,797)          --         (89)   (21,669)     (1,039)
Acquisitions                     (2,330)          --          --     (2,330)         --
                                -------      -------     -------   --------     -------
Net cash used by
 investing activities           (25,127)          --         (89)   (23,999)     (1,039)
                                -------      -------     -------    -------     -------
Financing activities:
Net short-term borrowings         2,007           --       1,919         --          88
Net long-term borrowings        (49,067)          --     (48,533)        --        (534)
Proceeds from issuance of
 Common Stock                    71,660           --      71,660         --          --
                                -------      -------     -------    -------     -------
Net cash provided (used)
 by financing activities         24,600           --      25,046         --        (446)
                                -------      -------     -------    -------     -------
Effect of exchange rate
 changes on cash                   (255)          --          --         --        (255)
                                -------      -------     -------    -------     -------
Increase (decrease) in cash
 and cash equivalents          $ (9,708)    $     --    $(10,302)  $   (195)   $    789
                                =======      =======     =======    =======     =======

Item 2.
- ------

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

     This section should be read in conjunction with the Consolidated Financial Statements of Bell & Howell Operating Company and Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended December 30, 1995.


Results of Operations
- ---------------------

First Half 1996 Compared to First Half 1995
- -------------------------------------------

     The Company's net sales increased $37.9 million, or 10%, to $415.1 million in the first half of 1996.

     Information Access net sales increased $9.3 million, or 4%, to $218.6 million in the first half of 1996. Within the Information Access businesses, the Company focuses on providing its customers solutions to their information access needs. UMI focuses on the education and library market as well as the business desktop user market. PSC focuses on the transportation vehicle market. Information Management's primary focus is on the financial services market, while additionally supplying technologically advanced digital paper scanners to other markets. UMI's net sales increased $4.2 million, or 6%, to $81.0 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products and new product placements. Sales of electronic content increased 18% over the prior year as customers increasingly demand electronic information solutions. The increase in electronic content sales in the first half of 1996 was tempered by a "strategic pause" in the market as customers are evaluating alternative information distribution modes. Net sales of microfilm and paper products increased slightly over the prior year as increased pricing more than offset lower unit volumes, as certain customers migrated to these electronic product offerings. PSC's net sales increased $6.6 million, or 16%, to $47.8 million due to strong replacement and add-on/upgrade sales related to previously placed electronic parts catalogs to automotive dealerships, and increased sales of dealer management systems and electronic parts catalogs to powersports dealerships. Information Management net sales decreased $1.5 million, or 2%, to $89.8 million as increased worldwide sales of digital paper scanners were more than offset by lower microfilm product sales which were impacted by a sales force reduction (reflecting a shift to directly serving only the financial services market in the U.S.).

     Mail-Processing Systems net sales increased $28.6 million, or 17%, to $196.5 million in the first half of 1996. Sales of commercial mail processing systems increased $22.8 million or 16%, to $165.3 million reflecting strong market demand for inserting and sorting systems both domestically and abroad, and increased service revenue (due to both an expanding customer base serviced and improved pricing). Sales of commercial sorting equipment (which represent 12% of new equipment sales) increased $3.7 million, or 48%, to $11.3 million in the first half of 1996 as the recently approved U.S. Postal Service guidelines governing the operating requirements to qualify for incentives to bar code and presort mail (which became effective July 1, 1996) have created a more favorable environment for customers to invest in advanced sorting automation technology. Sales of customized mail automation equipment/services to governmental postal authorities increased $5.8 million, or 23%, to $31.2 million primarily as a result of a production contract for the German Postal service.

     The Company's cost of sales increased $27.9 million, or 12%, to $269.4 million in the first half of 1996. The gross profit (net sales less cost of sales) percentage of 35.1% in the first half of 1996 decreased .9% percentage points from the prior year resulting from a shift in sales mix (as the growth rate in lower gross margin percentage Mail Processing Systems revenues exceeded the growth rate in higher gross margin percentage Information Access revenues), which more than offsets the impact of improved manufacturing productivity and increased pricing.

     Research and development expense increased $1.8 million, or 12%, to $16.5 million in the first half of 1996 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased investment to develop higher technology mail processing systems/software and to develop enhanced versions of digital paper scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative expense increased $4.2 million, or 5%, to $97.4 million in the first half of 1996 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes. The ratio of selling and administrative expense to net sales of 23.5% in the first half of 1996 improved by 1.2 percentage points versus the prior year as a result of expense leveraging initiatives.

     EBITDA (defined as operating income plus depreciation and amortization) increased $5.6 million, or 12%, to $53.4 million in the first half of 1996 resulting from the higher sales level and leveraged operating costs and expenses. Operating income increased $3.9 million, or 14%, to $31.8 million in the first half of 1996.

     Information Access EBITDA increased $2.4 million, or 6%, to $42.6 million in the first half of 1996. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware), and the profitability improvement resulting from the domestic refocusing of the Information Management sales force on the financial services market. Information Access operating income increased $1.3 million, or 5%, to $25.1 million in the first half of 1996.

     Mail-Processing Systems EBITDA increased $4.0 million, or 31%, to $17.2 million in the first half of 1996. The increase resulted from the increased sales volume and leveraged operating costs and expenses, which included the increased investment in research and development for higher technology mail processing systems/software. Mail-Processing Systems operating income increased $3.4 million, or 35%, to $13.4 million in the first half of 1996.

     Corporate expenses (excluding depreciation and amortization) increased $0.8 million, or 14%, to $6.4 million in the first half of 1996, reflecting inflationary cost increases and costs associated with both increased corporate senior management and becoming a publicly traded Company.

     Net interest expense decreased $4.4 million, or 30%, to $10.3 million in the first half of 1996, primarily reflecting the reduction in interest costs resulting from the capital contribution by the Company's parent in May 1995, (the net proceeds of which were used to retire $50.0 million of the 10 3/4% Senior Subordinated Notes and to prepay $17.6 million of term loans under the Credit Agreement). Net interest expense was further reduced by the repurchase in the second quarter of 1996 of $17.9 million of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the amended Credit Agreement. Net interest income of Bell & Howell Acceptance Corporation, the Company's financing subsidiary, increased $1.0 million to $3.4 million in the first half of 1996 due to growth in the lease receivables portfolio.

     Income tax expense increased in the first half of 1996 as a result of a higher level of pretax profit in the current year. Pursuant to a tax sharing agreement with Bell & Howell Company, the interest expense from the Senior Discount Debentures of Bell & Howell Company is included in the Company's domestic consolidated income tax return.

     The extraordinary loss of $1.1 million ($1.7 million pretax) in the second quarter of 1996 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase and retirement of the 10 3/4% Senior Subordinated Notes. The extraordinary losses of $3.2 million ($5.0 million pretax) in the second quarter of 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $50.0 million of the 10 3/4%

Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17.6 million of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the capital contribution by the Company's parent.

     In the second quarter of 1996, the Company repurchased $35.8 million of the Intercompany Preferred Stock ($33.4 million in accreted value), with proceeds from the amended Credit Agreement.

     Cash provided by operations was $2.5 million in the first half of 1996 versus cash used by operations of $8.9 million in the first half of 1995. The improved cash flow in the first half of 1996 primarily results from the $5.6 million increase in EBITDA. The Company operates with a negative/minimal working capital level principally as a result of substantial customer prepayments for both annual service contracts in each of the business segments and subscriptions in the Information Access business segment.

     As a result of continued capital expenditures, acquisitions (primarily the acquisition of Protocorp International, Inc.), the redemption of the Intercompany Preferred Stock and the seasonal nature of the Company's cash collections and disbursements, debt (net of cash and cash equivalents) increased by $73.8 million to $339.7 million in the first half of 1996.

Part II.  Other Information
- ---------------------------


Item 1.  Legal Proceedings.
- ------   -----------------

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------

  (a)  Exhibits:

       Index Number             Description
       ------------             ----------------------------

         (11.1)                 Computation of Earnings (Loss)
                                Per Common Share




  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended June 29, 1996.

                            SIGNATURES
                            ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 5, 1996              BELL & HOWELL COMPANY





                                   William J. White
                                   William J. White
                                   Chairman of the Board, Chief
                                   Executive Officer and Director




                                   Nils A. Johansson
                                   Nils A. Johansson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Director