Form 10-Q
period 1996-09-28
BELL & HOWELL OPERATING CO
filed 1996-11-12
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
 September 28, 1996                          1-3246


               BELL & HOWELL OPERATING COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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
     The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of November 11, 1996 was 2,955.

                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               Page

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Thirty-Nine Weeks Ended
             September 30, 1995 and September 28, 1996 ....    1

            Consolidated Balance Sheets - Assets at
             December 30, 1995 and September 28, 1996 .....    2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at December 30, 1995
             and September 28, 1996 .......................    3

            Consolidated Statements of Cash Flows
            for the Thirty-Nine Weeks Ended September 30, 1995
            and September 28, 1996 ........................    4

            Notes to the Consolidated Financial
             Statements ...................................    5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................   13


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................   18

  Item 6.  Exhibits and Reports on Form 8-K ...............   18


SIGNATURE PAGE ............................................   19

                  Bell & Howell Operating Company and Subsidiaries
                        Consolidated Statements of Operations
                    (Dollars in thousands, except per share data)
                                      (Unaudited)
                                                 Thirteen Weeks              Thirty-Nine Weeks
                                                        Ended                        Ended
                                                ----------------------      ----------------------
                                                 Sept. 30,    Sept. 28,      Sept. 30,    Sept. 28,
                                                   1995         1996           1995         1996
                                                 --------     --------       --------      --------
Net sales                                       $ 203,009    $ 218,840      $ 580,193     $ 633,905

Operating costs and expenses:
Cost of sales                                     127,958      140,995        369,437       410,407
Research and development                            7,704        9,492         22,363        25,946
Selling and administrative                         48,432       47,910        141,604       145,310
                                                 --------     --------       --------       -------
Total operating costs and expenses                184,094      198,397        533,404       581,663

Operating income                                   18,915       20,443         46,789        52,242

Net interest expense:
Interest (income)                                  (3,151)      (5,389)       (10,502)      (13,603)
Interest expense                                    9,397       10,041         31,472        28,534
                                                 --------     --------       --------      --------
Net interest expense                                6,246        4,652         20,970        14,931

Earnings before income taxes
 and extraordinary items                           12,669       15,791         25,819        37,311

Income tax expense                                  2,828        5,137          3,469         8,868
                                                 --------     --------       --------      --------
Earnings before extraordinary items                 9,841       10,654         22,350        28,443

Extraordinary losses                                   --           --         (3,219)       (1,088)
                                                 --------     --------       --------      --------
Net earnings                                    $   9,841    $  10,654      $  19,131     $  27,355
Dividends on preferred stock                        6,070        5,712         17,743        18,603
                                                 --------     --------       --------      --------
Net earnings applicable to common stock         $   3,771    $   4,942      $   1,388     $   8,752
                                                 ========     ========       ========      ========
Net earnings per common share:

  Earnings before extraordinary items           $   1,276    $   1,672      $   1,560     $   3,330
  Extraordinary losses                                 --           --         (1,090)         (368)
                                                 --------     --------       --------      --------
  Net earnings per common share                 $   1,276    $   1,672      $     470     $   2,962
                                                 ========     ========       ========      ========

Average common shares outstanding:                  2,955        2,955          2,954         2,955

                The accompanying Notes to the Consolidated Financial Statements are an
                                   integral part of these statements.

                                         -1-

                    Bell & Howell Operating Company and Subsidiaries
                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                                        Assets



                                                  December 30,   September 28,
                                                      1995           1996
                                                 ------------    ------------
                                                   (Audited)      (Unaudited)
Current assets:
Cash and cash equivalents                         $   7,051       $   6,365
Accounts receivable, less allowance for
 doubtful accounts of $4,406 and $6,002,
 respectively                                       181,247         177,825
Inventory                                           105,918         148,426
Other current assets                                 11,768          10,750
                                                   --------        --------
Total current assets                                305,984         343,366

Property, plant and equipment, at cost              316,036         353,388
Accumulated depreciation                           (171,057)       (200,444)
                                                   --------        --------
Net property, plant and equipment                   144,979         152,944

Long-term receivables                                57,062          51,056
Goodwill, net of accumulated amortization           133,422         187,868
Other assets                                         35,497          37,317
                                                   --------        --------
Total assets                                      $ 676,944       $ 772,551
                                                   ========        ========







     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.





                                      -2-

                    Bell & Howell Operating Company and Subsidiaries
                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                          Liabilities and Shareholders' Equity

                                                   December 30,  September 28,
                                                       1995          1996
                                                   ------------  -------------
                                                    (Audited)     (Unaudited)
Current liabilities:
Notes payable                                        $  14,939     $   9,897
Current maturities of long-term debt                    14,707         1,441
Accounts payable                                        65,444        65,138
Accrued expenses                                        83,846        81,021
Deferred income                                        176,351       166,136
Accrued income taxes                                     6,539         5,321
                                                      --------      --------
Total current liabilities                              361,826       328,954

Long-term liabilities:
Long-term debt                                         243,300       375,039
Other liabilities                                       44,627        49,842
                                                      --------      --------
Total long-term liabilities                            287,927       424,881

Shareholders' equity:
$121.33 Intercompany Preferred Stock, $.01 par value,
 208,059 shares issued and outstanding at
 December 30, 1995 and 199,636 shares issued and
 outstanding at September 28, 1996                           2             2
Common Stock, $.01 par value, 2,955 shares
 issued and outstanding at December 30, 1995, and
 September 28, 1996                                         --            --
Capital surplus                                        152,485       117,533
Retained earnings (deficit)                           (126,484)      (99,129)
Cumulative foreign exchange translation adjustments      1,188           310
                                                      --------      --------
Total shareholders' equity                              27,191        18,716

Commitments and contingencies                               --            --
                                                      --------      --------
Total liabilities and shareholders' equity           $ 676,944     $ 772,551
                                                      ========      ========


     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                                      -3-

                 Bell & Howell Operating Company and Subsidiaries
                        Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                     (Unaudited)
                                                            Thirty-Nine Weeks
                                                                 Ended
                                                     -----------------------------
                                                      Sept. 30,           Sept. 28,
                                                        1995                1996
                                                      --------            --------
Operating activities:
Net earnings                                         $ 19,131             $ 27,355
Depreciation and amortization                          31,500               34,480
Changes in operating assets and liabilities:
Accounts receivable                                    (2,972)               4,840
Inventory                                             (26,678)             (43,071)
Other current assets                                    1,326                1,688
Long-term receivables                                 (11,780)               6,006
Income taxes                                             (207)                (756)
Accounts payable                                        1,701                 (981)
Accrued expenses                                      (11,572)              (3,514)
Deferred income and other long-term liabilities        25,916               (8,207)
Other, net                                               (910)              (2,239)
                                                      -------              -------
Net cash provided by operating activities              25,455               15,601

Investing activities:
Expenditures for property, plant and equipment        (30,734)             (30,440)
Acquisitions                                           (2,438)             (62,568)
                                                      -------              -------
Net cash used by investing activities                 (33,172)             (93,008)

Financing activities:
Proceeds from short-term debt                          13,199               11,409
Repayment of short-term debt                          (13,919)             (16,058)
Proceeds from long-term debt                           50,887              235,384
Repayment of long-term debt                          (120,922)            (118,232)
Proceeds from issuance of Common Stock                 71,660                   --
Redemption of Intercompany Preferred Stock                 --              (35,795)
                                                      -------              -------
Net cash provided by financing activities                 905               76,708
Effect of exchange rate changes on cash                  (476)                  13
                                                      -------              -------
Increase (decrease) in cash and cash equivalents       (7,288)                (686)
Cash and cash equivalents, beginning of period         16,128                7,051
                                                      -------              -------
Cash and cash equivalents, end of period             $  8,840             $  6,365
                                                      =======              =======
Supplemental schedule of non-cash activities:
Preferred dividends paid-in-kind                     $ 17,743             $ 18,603
                                                      =======              =======

     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                             -4-

         Bell & Howell Operating Company and Subsidiaries

          Notes to the Consolidated Financial Statements

                      (Dollars in thousands)


Note 1 - Basis of Presentation

     Bell & Howell Operating Company is a wholly-owned subsidiary of Bell & Howell Company, which is a holding company, the primary assets of which are all of the issued and outstanding shares of Common Stock and the Intercompany Preferred Stock of Bell & Howell Operating Company. Bell & Howell Company conducts business through Bell & Howell Operating Company and has no operations of its own.

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

Note 2 - Significant Accounting Policies

     Net Earnings per Common Share. Net earnings per common share are determined by dividing net earnings, after deducting dividends on preferred stock, by the weighted average number of common shares outstanding during the period.

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,413 at December 30, 1995 and September 28, 1996.


Note 3 - Capital Contribution

     In May 1995, the Company's parent made a capital contribution in the amount of $71,660, the net proceeds of which were used to retire $50,000 of the 10 3/4% Senior Subordinated
Notes (and associated debt repurchase premium) and to prepay
$17,628 of term loans under the Credit Agreement.


Note 4 - Credit/Lease Receivable Sales Agreements

     In April 1996, the Company amended its Credit Agreement. Under the terms of the amendment, the Company increased its revolving credit facility to $275,000, reduced its interest rate and extended the maturity on all outstanding Credit Agreement borrowings (to April 2001). In September 1996, the Company further amended its Credit Agreement to increase the revolving credit facility to $350,000.

     In May 1996, Bell & Howell Acceptance Corporation ("BHAC"), the Company's financing subsidiary, entered into a new receivable sales agreement under which the buyer commits to purchase new lease receivables. There is no recourse to BHAC or to the Company after the sale of lease receivables pursuant to the agreement.

Note 5 - Extraordinary Losses

     The extraordinary loss of $1,088 ($1,700 pretax) in 1996 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $17,920 of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the amended Credit Agreement.

     The extraordinary losses of $3,219 ($5,030 pretax) in 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the retirement of $50,000 of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17,628 of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the capital contribution by the Company's parent.


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

     The condensed consolidating information which follows presents:

1. Condensed consolidating balance sheets at September 28, 1996 and December 30, 1995 and related condensed consolidating statements of operations and cash flows for the thirty-nine weeks ended September 28, 1996 and September 30, 1995.

    Investments in subsidiaries are accounted for by their parent companies on the cost basis for purposes of the condensed consolidating income statements, and therefore, earnings of subsidiaries are not reflected in the respective parent's net earnings.

2.  Elimination entries necessary to consolidate Bell & Howell
    Operating Company and its subsidiaries.

                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                                 At September 28, 1996
                                                         ASSETS

                                                           Parent   Combined    Non-
                               Consolidated  Eliminations  Company  Guarantors  Guarantors
                               ------------  ------------  -------  ----------  ----------
Assets:
Cash and cash equivalents      $  6,365     $      --    $  1,462   $  1,286    $  3,617
Accounts receivable             177,825            --          46    134,066      43,713
Inventory                       148,426        (1,162)         --    111,992      37,596
Other current assets             10,750            --       1,448      6,709       2,593
                                -------      --------     -------    -------     -------
Total current assets            343,366        (1,162)      2,956    254,053      87,519
Investment in subsidiaries           --        72,929     (72,929)        --          --
Intercompany accounts                --            --     149,617   (127,304)    (22,313)
Net property, plant &
 equipment                      152,944            --       1,673    140,994      10,277
Other non-current assets        276,241      (362,375)    376,899    217,372      44,345
                                -------      --------     -------    -------     -------
Total assets                   $772,551     $(290,608)   $458,216   $485,115    $119,828
                                =======      ========     =======    =======     =======

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                          Parent    Combined    Non-
                              Consolidated  Eliminations  Company   Guarantors  Guarantors
                              ------------  ------------  -------   ----------  ----------
Liabilities:
Current liabilities            $ 328,954     $      --   $  21,602  $ 249,120    $ 58,232
Long-term debt                   375,039      (362,373)    370,780    362,426       4,206
Other liabilities                 49,842            --      47,424      1,649         769
                                --------      --------    --------   --------     -------
Total liabilities                753,835      (362,373)    439,806    613,195      63,207
Shareholders' equity (deficit):
Intercompany Preferred
 Stock                                 2            --           2         --          --
Capital surplus                  117,533      (179,319)    117,537    139,637      39,678
Retained earnings (deficit)      (99,129)      251,084     (99,129)  (267,717)     16,633
Cumulative foreign exchange
 translation adjustments             310            --          --         --         310
                                --------      --------    --------   --------     -------
Total shareholders' equity
 (deficit)                        18,716        71,765      18,410   (128,080)     56,621
                                --------      --------    --------   --------     -------
Total liabilities &
 shareholders' equity
 (deficit)                     $ 772,551     $(290,608)  $ 458,216  $ 485,115    $119,828
                                ========      ========    ========   ========     =======

                               -8-

                                        CONDENSED CONSOLIDATING BALANCE SHEET
                                                 At December 30, 1995
                                                         ASSETS

                                                          Parent    Combined    Non-
                              Consolidated  Eliminations  Company   Guarantors  Guarantors
                              ------------  ------------  -------   ----------  ----------
Assets:
Cash and cash equivalents       $   7,051    $      --   $   2,518  $   1,857   $   2,676
Accounts receivable               181,247           --         220    125,062      55,965
Inventory                         105,918       (1,163)         --     75,637      31,444
Other current assets               11,768           --         998      8,525       2,245
                                 --------     --------    --------   --------    --------
Total current assets              305,984       (1,163)      3,736    211,081      92,330
Investment in subsidiaries             --      105,198    (105,218)        20          --
Intercompany accounts                  --           --      63,429    (32,910)    (30,519)
Net property, plant &
 equipment                        144,979           --       1,805    132,350      10,824
Other non-current assets          225,981     (362,373)    377,465    161,277      49,612
                                  --------    --------    --------   --------    --------
Total assets                    $ 676,944    $(258,338)  $ 341,217  $ 471,818   $ 122,247
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
                                ========     ========     ========   ========    ========

                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   For the Thirty-Nine Weeks Ended September 28, 1996

                                                          Parent    Combined    Non-
                              Consolidated  Eliminations  Company   Guarantors  Guarantors
                              ------------  ------------  -------   ----------  ----------
Net sales                       $633,905    $(33,199)    $    --    $542,889    $124,215
Cost of sales                    410,407     (33,199)         --     356,412      87,194
Operating expenses               171,256          --      (7,340)    146,572      32,024
Net interest expense
 (income)                         14,931          --      (9,720)     26,112      (1,461)
                                 -------     -------      ------     -------     -------Earnings before income
Earnings before income
 taxes and extraordinary item     37,311          --      17,060      13,793       6,458
Income tax expense                 8,868          --       6,003          --       2,865
                                 -------     -------      ------     -------     -------
Earnings before
 extraordinary item               28,443          --      11,057      13,793       3,593

Extraordinary loss                (1,088)         --      (1,088)         --          --
                                 -------     -------      ------     -------     -------
Net earnings                    $ 27,355    $     --     $ 9,969    $ 13,793    $  3,593
                                 =======     =======      ======     ========    =======

                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   For the Thirty-Nine Weeks Ended September 30, 1995

                                                         Parent    Combined    Non-
                             Consolidated  Eliminations  Company   Guarantors  Guarantors
                             ------------  ------------  -------   ----------  ----------
Net sales                       $580,193    $(34,071)    $     --    $485,090    $129,174
Cost of sales                    369,437     (34,071)          --     313,866      89,642
Operating expenses               163,967          --       (8,142)    135,921      36,188
Net interest expense
 (income)                         20,970          --       (5,492)     29,204      (2,742)
                                 -------     -------      -------     -------     -------
Earnings before income
 taxes and extraordinary items    25,819          --       13,634       6,099       6,086
Income tax expense                 3,469          --        1,430          --       2,039
                                 -------     -------      -------     -------     -------
Earnings before
 extraordinary items              22,350          --       12,204       6,099       4,047

Extraordinary losses              (3,219)         --       (3,219)         --          --
                                 -------     -------      -------     -------     -------

Net earnings                    $ 19,131    $     --     $  8,985    $  6,099    $  4,047
                                 =======     =======      =======     =======     =======

                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  For the Thirty-Nine Weeks Ended September 28, 1996
                                                         Parent    Combined    Non-
                             Consolidated  Eliminations  Company   Guarantors  Guarantors
                             ------------  ------------  --------  ----------  ----------
Net cash provided (used)
 by operating activities      $ 15,601      $     --    $(82,650)  $ 90,720    $  7,531
                               -------       -------     -------    -------     -------
Investing activities:
Expenditures for property,
 plant and equipment           (30,440)           --        (265)   (28,723)     (1,452)
Acquisitions                   (62,568)           --          --    (62,568)         --
                               -------       -------     -------    -------     -------
Net cash used by
 investing activities          (93,008)           --        (265)   (91,291)     (1,452)
                               -------       -------     -------    -------     -------
Financing activities:
Net short-term borrowings       (4,649)           --          --         --      (4,649)
Net long-term borrowings       117,152            --     117,654         --        (502)
Redemption of Intercompany
 Preferred Stock               (35,795)           --     (35,795)        --          --
                               -------       -------     -------    -------     -------
Net cash provided (used)
 by financing activities        76,708            --      81,859         --      (5,151)
                               -------       -------     -------    -------     -------
Effect of exchange rate
 changes on cash                    13            --          --         --          13
                               -------       -------     -------    -------     -------
Increase (decrease) in cash
 and cash equivalents         $   (686)     $     --    $ (1,056)  $   (571)   $    941
                               =======       =======     =======    =======      ======

                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  For the Thirty-Nine Weeks Ended September 30, 1995
                                                         Parent    Combined    Non-
                             Consolidated  Eliminations  Company   Guarantors  Guarantors
                             ------------  ------------  --------  ----------  ----------
Net cash provided (used)
 by operating activities       $ 25,455    $     --    $ (10,608)  $ 32,235    $  3,828
                                -------      -------     -------    -------     -------
Investing activities:
Expenditures for property,
 plant and equipment            (30,734)          --        (123)   (29,000)     (1,611)
Acquisitions                     (2,438)          --          --     (2,438)         --
                                -------      -------     -------   --------     -------
Net cash used by
 investing activities           (33,172)          --        (123)   (31,438)     (1,611)
                                -------      -------     -------    -------     -------
Financing activities:
Net short-term borrowings          (720)          --          --         --        (720)
Net long-term borrowings        (70,035)          --     (69,762)        --        (273)
Proceeds from issuance of
 Common Stock                    71,660           --      71,660         --          --
                                -------      -------     -------    -------     -------
Net cash provided (used)
 by financing activities            905           --       1,898         --        (993)
                                -------      -------     -------    -------     -------
Effect of exchange rate
 changes on cash                   (476)          --          --         --        (476)
                                -------      -------     -------    -------     -------
Increase (decrease) in cash
 and cash equivalents          $ (7,288)    $     --    $ (8,833)  $    797    $    748
                                =======      =======     =======    =======     =======























                                -12-

Item 2.
------

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


Results of Operations
---------------------

Nine Months Year-to-Date 1996 Compared to Nine Months
Year-to-Date 1995
-----------------------------------------------------

     The Company's net sales increased $53.7 million, or 9%, to $633.9 million in the first nine months of 1996.

     Information Access net sales increased $11.9 million, or 4%, to $332.0 million in the first nine months of 1996. Within the Information Access businesses, the Company focuses on providing its customers solutions to their information access needs.
UMI focuses on the education and library market as well as the business desktop user market. PSC focuses on the transportation/vehicle market. Information Management's primary focus is on the financial services market, while additionally supplying technologically advanced digital paper scanners to other markets. UMI's net sales increased $5.6 million, or 5%, to $122.9 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products and new product placements. Sales of electronic content increased 20% over the prior year as customers increasingly demand electronic information solutions while they are evaluating the rapid changes in technology and the evolution of on-line delivery. Net sales of microfilm and paper products were virtually constant with the prior year as increased pricing offset lower unit volumes, as certain customers migrated to these electronic product offerings. PSC's net sales increased $8.0 million, or 12%, to $74.9 million due to strong replacement and add-on/upgrade sales related to previously placed electronic parts catalogs to automotive dealerships, and increased sales of dealer management systems and electronic parts catalogs to powersports dealerships. Information Management net sales decreased $1.7 million, or 1%, to $134.2 million as increased worldwide sales of digital paper scanners were more than offset by lower microfilm product sales as a result of a sales force reduction (reflecting a shift to directly serving only the financial services market in the U.S.).

     Mail-Processing net sales increased $41.8 million, or 16%, to $301.9 million in the first nine months of 1996. Sales of commercial mail processing systems increased $24.2 million or 11%, to $245.5 million reflecting strong market demand for inserting and sorting systems both domestically and abroad, and increased service revenue (due to both an expanding customer service base and improved pricing). Sales of commercial sorting equipment (which represent 13% of new equipment sales) increased $8.8 million, or 93%, to $18.3 million in the first nine months of 1996 as the recently approved U.S. Postal Service guidelines governing the operating requirements to qualify for incentives to bar code and presort mail (which became effective July 1, 1996) have created a more favorable environment for customers to invest in advanced sorting automation technology. Sales of customized mail automation equipment/services to governmental postal authorities increased $17.6 million, or 45%, to $56.4 million primarily as a result of a production contract for the German Postal service.

     The Company's cost of sales increased $41.0 million, or 11%, to $410.4 million in the first nine months of 1996, with the gross profit (net sales less cost of sales) percentage decreasing by 1.0 percentage point to 35.3% in the current year. The lower gross profit rate in 1996 resulted from a shift in sales mix (as the growth rate in lower gross margin percentage Mail Processing Systems revenues exceeded the growth rate in higher gross margin percentage Information Access revenues), which more than offsets the impact of improved manufacturing productivity and increased pricing.

     Research and development expense increased $3.6 million, or 16%, to $25.9 million in the first nine months of 1996 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased investment to develop higher technology mail processing systems/software and to develop enhanced versions of digital paper scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative expense increased $3.7 million, or 3%, to $145.3 million in the first nine months of 1996 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes. The ratio of selling and administrative expense to net sales of 22.9% in the first nine months of 1996 improved by 1.5 percentage points versus the prior year as a result of various expense leveraging initiatives.

     EBITDA (defined as operating income plus depreciation and amortization) increased $9.9 million, or 13%, to $85.1 million in the first nine months of 1996 resulting from the higher sales level and leveraged operating costs and expenses. Operating income increased $5.5 million, or 12%, to $52.2 million in the first nine months of 1996.

     Information Access EBITDA increased $3.0 million, or 5%, to $65.7 million in the first nine months of 1996. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware), and the profitability improvement resulting from the domestic refocusing of the Information Management sales force on the financial services market. Information Access operating income of $39.3 million in the first nine months of 1996 was constant with the prior year as the EBITDA increase was offset by both higher depreciation cost on UMI's product capital and goodwill amortization related to two acquisitions in 1996.

     Mail-Processing EBITDA increased $7.4 million, or 35%, to $28.8 million in the first nine months of 1996. The increase resulted from the increased sales volume and leveraged operating costs and expenses, which included the increased investment in research and development for higher technology mail processing systems/software. Mail-Processing Systems operating income increased $5.9 million, or 35%, to $22.7 million in the first nine months of 1996.

     Corporate expenses (excluding depreciation and amortization) increased $.5 million, or 6%, to $9.4 million in the first nine months of 1996, reflecting inflationary cost increases and costs associated with increased corporate senior management.

     Net interest expense decreased $6.0 million, or 29%, to $14.9 million in the first nine months of 1996, primarily reflecting the reduction in interest expenses resulting from the capital contribution by the Company's parent in May 1995, (the net proceeds of which were used to retire $50.0 million of the 10 3/4% Senior Subordinated Notes and to prepay $17.6 million of term loans under the Credit Agreement). Net interest expense was further reduced by the repurchase in 1996 of $17.9 million of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the amended Credit Agreement. Net interest income of Bell & Howell Acceptance Corporation, the Company's financing subsidiary, increased $1.5 million to $5.1 million in the first nine months of 1996 due to continued growth in the lease receivables portfolio.

     Income tax expense increased in the first nine months of 1996 as a result of a higher level of pretax profit in the current year. Pursuant to a tax sharing agreement with Bell & Howell Company, the interest expense from the Senior Discount Debentures of Bell & Howell Company is included in the Company's domestic consolidated income tax return.

     The extraordinary loss of $1.1 million ($1.7 million pretax) in the first nine months of 1996 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase and retirement of the 10 3/4% Senior Subordinated Notes. The extraordinary losses of $3.2 million ($5.0 million pretax) in the first nine months of 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned retirement of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the aforementioned prepayment of term loans under the Credit Agreement, both of which reflected the application of the net proceeds from the capital contribution by the Company's parent.

     In 1996 the Company repurchased $35.8 million of the Intercompany Preferred Stock ($33.4 million in accreted value), with proceeds from the amended Credit Agreement.

     Cash provided by operations was $13.2 million in the first nine months of 1996 versus cash provided by operations of $25.5 million in the first nine months of 1995. The prior year comparison is adversely impacted by the increased investment in inventory in 1996 related to the European postal service contracts, for which a significant prepayment was received in 1995. The Company operates with a negative/minimal working capital level principally as a result of substantial customer prepayments for both annual service contracts in each of the business segments and subscriptions in the Information Access business segment.

     As a result of acquisitions (primarily the acquisitions of DataTimes Corporation and Protocorp International, Inc.), continued capital expenditures, the aforementioned inventory investments, the redemption of the Intercompany Preferred Stock and the seasonal nature of the Company's cash collections and disbursements, debt (net of cash and cash equivalents) increased by $114.1 million to $380.0 million in the first nine months of 1996.

Part II.  Other Information
---------------------------


Item 1.  Legal Proceedings.
------   -----------------

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)  Exhibits:

       Index Number             Description
       ------------             ----------------------------

         (10.1)                 Amended and Restated Credit
                                Agreement, dated as of
                                September 4, 1996, among
                                Bell & Howell Operating Company,
                                the Lenders listed therein and
                                Bankers Trust Company, as Agent

         (11.1)                 Computation of Earnings (Loss)
                                Per Common Share




  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended September 28, 1996.

                            SIGNATURES
                            ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 11, 1996           BELL & HOWELL OPERATING COMPANY





                                  /s/William J. White
                                  William J. White
                                  Chairman of the Board, Chief
                                  Executive Officer and
                                  Director




                                  /s/Nils A. Johansson
                                  Nils A. Johansson
                                  Executive Vice President,
                                  Chief Financial Officer
                                  and Director