Form 10-K
period 1996-12-28
BELL & HOWELL OPERATING CO
filed 1997-03-26
CIK 215219

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                   Commission filenumber
   December 28, 1996                               1-3246


                  Bell & Howell Operating Company
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                               36-3580106
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)              Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
(Address of Principal Executive Offices)         (Zip Code)


Registrant's telephone number, including area code (847) 470-7100

   Securities registered pursuant to Section 12(b) of the Act:

                               None

   Securities registered pursuant to Section 12(g) of the Act:

                               None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
    ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
              ---

     State the aggregate market value of the Registrant's voting stock held by nonaffiliates. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing).

                   No Market for Common Shares

     The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 26, 1997 was 2,955.

                        TABLE OF CONTENTS


PART I                                                      Page

 Item   1.  Business .....................................     1
 Item   2.  Properties ...................................     7
 Item   3.  Legal Proceedings ............................     8
 Item   4.  Submission of Matters to a Vote of
            Security Holders .............................     8
            Executive Officers and Directors .............     9

PART II

 Item   5.  Market for Registrant's Common Equity
            and Related Stockholder Matters ..............    12
 Item   6.  Selected Consolidated Financial and
            Operating Data ...............................    13
 Item   7.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ...................................    15
 Item   8.  Financial Statements and Supplementary Data ..    25
 Item   9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure .......    56

PART III
--------

 Item  10.  Directors and Executive Officers of
            the Registrant ...............................    56
 Item  11.  Executive Compensation .......................    56
 Item  12.  Security Ownership of Certain Beneficial
            Owners and Management ........................    63
 Item  13.  Certain Relationships and Related
            Transactions .................................    63

SIGNATURE PAGE ...........................................    64

PART IV

 Item  14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K .....................    65

EXHIBITS

                 BELL & HOWELL OPERATING COMPANY

Item 1. Business
----------------

     Bell & Howell Operating Company is a Delaware corporation and a wholly-owned subsidiary of Bell & Howell Company (which is a holding company), the primary assets of which are all of the issued and outstanding shares of Common Stock and the Intercompany Preferred Stock of Bell & Howell Operating Company. Bell & Howell Company conducts business through Bell & Howell Operating Company and has no operations of its own.

Financial Information and Principal Products and Services by
Industry Segments

     Bell & Howell Operating Company and its Subsidiaries (collectively the "Company") is a leading provider of systems and services for information access and dissemination. The Company consists of two business segments, Information Access and Mail Processing. Information Access develops and markets imaging and information services and systems that provide its customers with access solutions to targeted segments of complex public and private information databases. Mail Processing develops and markets a complete range of high volume mail processing systems, which increasingly utilize software to expand the capabilities and improve the efficiencies and effectiveness of customers' mailing operations.

Information Access
------------------

     Information Access's unique databases, proprietary access tools, value-added services and image capture/enhancement systems are designed to meet customers' increasing information needs, which have evolved well beyond the mere availability of information. Customers' demands for more efficient access to relevant data for specific information requirements are being driven by their needs to reduce search time and cost, while performing more focused, yet comprehensive searches. Each of the businesses which comprise Bell & Howell's Information Access segment, consisting of UMI, PSC and Information Management (each defined herein), offers solutions to these customer needs. UMI focuses on the education and library market as well as the desktop user market. PSC focuses on the transportation/vehicle market. Information Management's primary focus is on the financial services market, while additionally supplying technologically advanced digital paper scanners to other markets.

     UMI. UMI Company ("UMI") is the world's leading aggregator and provider of access to information from periodicals and newspapers, dissertations, out-of-print books and other scholarly collections in electronic and microfilm formats. UMI aggregates the works of publishers and authors, organizes them by subject matter and converts them to various formats for easy access by the customer. UMI's comprehensive database consists of over 17,000 periodicals, 7,000 newspapers, 1,400,000 dissertations, 140,000 out-of-print books and 300 research collections. UMI also owns the rights to approximately 13,400,000 abstracts for on-line and CD-ROM retrieval and creates over 1,200,000 new abstracts annually. UMI's customers include libraries and information centers in the academic, corporate, public and government markets. In 1996, UMI complemented its electronic product offerings through the acquisition of DataTimes Corporation. DataTimes receives electronic content from more than 5,200 information sources, and its database includes more than 50 million full-text documents.

     Publication Systems. Bell & Howell Publication Systems Company ("PSC") is a leading provider of information access systems and solutions for processing, organizing, storing and retrieving image-intensive technical reference information primarily for the automotive and powersports dealer markets. PSC's customer base consists principally of automotive dealerships (including General Motors, Chrysler, Ford, Toyota, Mercedes Benz, Honda, Nissan, Volvo, Porsche, Land Rover, Isuzu, Subaru, Saturn and Hyundai) and powersports dealerships, (including Harley Davidson, Honda, BMW, Kawasaki, Yamaha, Suzuki, Mercury Marine, Volvo-Penta, Sea Ray and Outboard Marine). PSC creates and markets turnkey systems which convert these manufacturers' proprietary technical documentation (such as parts catalogs, service manuals and reference materials) typically maintained in paper form into an extensively indexed electronic image database. In addition, PSC's systems integrate technical reference information with the customers' existing business information systems, such as inventory management and billing. Manufacturers' catalog data and application software developed by PSC are distributed to customers primarily on CD-ROM.

     Information Management. Bell & Howell's Information Management business ("Information Management") is a leading designer, integrator and distributor of comprehensive, non-paper based systems and components that enable customers to file and access their documents and records. These systems, which utilize both electronic and microfilm technology, consist of software and hardware to capture, enhance, duplicate, store, index and retrieve customers' documents and management information. Information Management's products include a full line of computer-aided electronic and microfilm retrieval systems and microfilm hardware components, as well as other accessories and supplies. In addition, Information Management is one of the leading manufacturers of technologically advanced production scanners which convert documents into electronic format. Information Management's products and services enable customers to enhance productivity in handling documents and minimize storage costs and requirements. Customers such as financial institutions, insurance companies, governmental agencies and other paper-intensive organizations utilize these systems to provide the optimal level of accessibility, security and data integrity of their records. In 1996, the Company acquired Protocorp International, and can now offer its financial services customers a full range of electronic information storage and retrieval solutions.

Mail Processing
---------------

     Bell & Howell's Mail Processing business ("Mail Processing") is the leading manufacturer and supplier of commercial high volume mail processing systems. These systems, which increasingly incorporate software, automatically perform a broad range of mail processing functions, from collating and inserting documents to optical scanning, encoding and sorting of envelopes. These software-driven systems allow users to more efficiently manage mail room operations as well as to convert routine mailings (such as billing statements) into targeted communication and marketing programs by customizing statements and including promotional insertions based on specific customer profiles. Mail Processing customers include financial institutions, insurance companies, utilities, service bureaus, credit card companies, direct mail marketers and other companies which generate high volumes of mail. In addition to its commercial mail processing operations ("Mail Processing Systems"), the Company (through Bell & Howell Postal Systems Inc.) designs, develops and manufactures automation equipment for national postal services worldwide, including the U.S. Postal Service.

     Sales and operating earnings for each of the Company's business segments and financial information concerning foreign and domestic operations for fiscal 1994, 1995 and 1996 are contained in Note 3 to the Consolidated Financial Statements.

Methods of Distribution

     Because of the diverse nature of its products, the Company utilizes several different methods of distribution. Products are sold primarily through direct sales forces which are supported by telemarketing, with agents and distributors utilized in selected geographic markets.

Patents and Licenses

     The Company owns a substantial number of patents and patent rights, but it does not consider any one patent or group of patents owned by it, or under which it is licensed, to be material to any of the Company's business segments. Royalty income received from licensees is not material.

Seasonality

     Although the Company in general is not affected by seasonal fluctuations, the buying patterns and funding availability for certain Information Access and Mail Processing customers cause sales, profitability and cash flow to be higher in the fourth quarter of the year. Due to this seasonal factor, the Company requires and expects to have a seasonal working capital credit line to fund cash requirements primarily during the second and third quarters.

Competition

     The markets in which the products of the Company are sold are highly competitive and, in certain instances, include competitors with substantially greater financial and other resources.

Government Regulations

     The Company is subject to various federal, state, local and foreign environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, including the Occupational Safety and Health Act and regulations thereunder. The Company believes that it has complied in all material respects with applicable environmental and health and safety laws and regulations. The Company also believes that future compliance with such laws or regulations will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

Financing Subsidiary

     Bell & Howell Acceptance Corporation ("BHAC"), the Company's finance subsidiary, assists the Company in marketing its products by providing lease financing for the Company's customers, with both full payout and residual payment end-of-lease options. BHAC finances its leases on a stand-alone basis through separate financing arrangements. In fiscal 1996, net interest income earned at BHAC was $6.8 million.

Promotional Activities

     The Company conducts a comprehensive marketing program, including advertising, promotional materials, direct mail and telemarketing. The Company also participates frequently in industry trade shows which increase customer awareness of Bell & Howell products and services. The Company regards its customer service and support organization as an integral part of its marketing strategy. Technical support and product development employees frequently participate in sales calls and product demonstrations.

Sources and Availability of Raw Materials

     The Company purchases a significant amount of microfilm from two vendors for its Information Access business. Other materials, including electronic components, are purchased from a number of suppliers. Management believes that alternate sources of supply are available for substantially all raw materials and components. The Company believes that it currently has an adequate supply of raw materials and component parts to meet its manufacturing requirements, and that the loss of any one of its suppliers would not have a long-term material adverse effect on the Company.

Backlog

     Except in its Mail Processing segment, which includes customized products and assembly of complex systems, the Company fills substantially all customer orders within 30 days. In the Mail Processing segment, backlog at the end of fiscal 1996 totaled $88.6 million as compared to $138.7 million at the end of fiscal 1995. The significant decrease in 1996 is primarily related to the shipment of customized mail automation equipment for governmental postal services in the U.S. and Europe.

Major Customers

     The Company is not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on the Company's businesses. In fiscal 1996, no single customer accounted for 10% or more of the consolidated net sales of the Company.

Research and Development Expenses

     The amounts charged to the Company's earnings for research and development expense in fiscal 1994, 1995 and 1996 were $21.6 million, $30.2 million and $38.1 million, respectively. New product offerings resulting from the Company's research and development efforts served to offset declines in certain other product lines, as the Company positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems, digital paper scanners and other electronic devices for the Information Access segment, as well as for new mail processing systems that are more electronic and software oriented.

Employees

     At the end of fiscal 1996, the Company had 6,110 employees. Approximately 230 employees located at the Company's Allentown, Pennsylvania facility are represented by a labor union pursuant to an agreement effective January 1, 1997 between Bell & Howell Mail Processing Systems Company and IMMCO Employees Association, which expires on May 31, 2001. Management believes that its relations with its employees are good.


Item 2.  Properties.
------   ----------

     Bell & Howell's principal administrative office is located in Skokie, Illinois. The office space has been leased through 2009. At the Company's option, the lease may be renewed for an additional five years. The following table provides certain summary information in square feet with respect to the production facilities that the Company owns or leases in connection with its businesses:

                               Owned       Leased        Total
                              -------      -------     ---------
Information Access ........   395,000      255,000       650,000
Mail Processing ...........   555,000       71,000       626,000
                              -------      -------     ---------
                              950,000      326,000     1,276,000
                              =======      =======     =========

     Bell & Howell also leases facilities in the United States, Canada, France, United Kingdom, Germany, The Netherlands, Japan, Switzerland and Austria for sales, service and warehouse space. The termination of any one of the leases, some of which are long-term, would not significantly affect the results of the Company's operations.

     The Company deems the buildings, machinery and equipment used in its operations (whether owned or leased), generally to be in good condition and adequate for the purposes for which they are used.


Item 3.  Legal Proceedings.
------   -----------------

     The Company is involved in various legal proceedings
incidental to its business.   Management believes that the
outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

     The Internal Revenue Service (the "IRS") has notified the Company of certain proposed adjustments to its income tax returns for fiscal years 1984 through 1991. The proposed adjustments primarily relate to the potential disallowance of certain deductions for depreciation and amortization. Certain of these proposed adjustments would also be applicable to the Company's fiscal years subsequent to 1991 and accordingly could result in further adjustments. The Company cannot now predict (i) when the examination process will be completed, (ii) the adjustments that the IRS may ultimately propose or (iii) the final resolution of any proposed adjustments. Accordingly, the outcome of the audits of the Company's income tax returns by the IRS is not determinable at this time. However, management believes that the resolution of these proposed adjustments will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

Executive Officers and Directors

The following table sets forth the names, ages and positions held by the directors and executive officers of the Company:

Name                   Age     Positions at the Company
----                   ---     ------------------------

William J. White        58     Chairman of the Board of
                               Directors

James P. Roemer         49     Director, President and Chief
                               Executive Officer

Nils A. Johansson       48     Director, Executive Vice
                               President and Chief Financial
                               Officer

Stuart T. Lieberman     45     Director, Vice President,
                               Controller and Chief Accounting
                               Officer

Henry A. D'Ambrosio     51     Vice President

Kevin B. O'Shea         37     Vice President and Treasurer

Maria T. Rubly          42     Vice President

Gary S. Salit           53     Secretary and Corporate Counsel

     The business experience and certain other information relating to each director and executive officer is set forth below:

     William J. White has served as Chairman of the Board and Director since February 1990. From February 1990 to February 1997, he served as Chief Executive Officer. He was President from February 1990 to February 1995. Prior to joining Bell & Howell , Mr. White was President and Chief Executive Officer of Whitestar Graphics, Inc. (a printing and graphics company) from January 1989 through January 1990, when it was acquired by the William Blair Leveraged Capital Fund and Mr. White. Prior to that, he was Executive Vice President of USG Corporation where he served as president of three different subsidiaries during his tenure. He is also a Director of TJ International, Inc. and Readers Digest Association, Inc.

     James P. Roemer has served as Director and President since February 1995. In February 1997, he was elected Chief Executive Officer and from February 1995 to February 1997 served as Chief Operating Officer. Prior to that, he served as President and Chief Executive Officer of UMI Company from January 1994 to June 1995. Mr. Roemer joined Bell & Howell as Vice President and PSC as President and Chief Operating Officer in October 1991 and was promoted to President and Chief Executive Officer of PSC in September 1993. Prior to joining Bell & Howell, Mr. Roemer was President of the Michie Group, Mead Data Central from December 1989 to October 1991. From January 1982 to December 1989 he was Vice President and General Manager of Lexis, an on-line legal information service. From April 1981 to December 1982 he served as acting president for Mead Data Central.

     Nils A. Johansson has been a Director since April 1990. Since January 1994, he has held the office of Executive Vice President and Chief Financial Officer. Mr. Johansson served as Senior Vice President, Finance and Chief Financial Officer from December 1991 to January 1994. From May 1989 to December 1991, he was Vice President, Finance, Treasurer and Chief Financial Officer. From February 1981 to May 1989 he held various executive positions with Bell & Howell, including positions in corporate treasury and group control, planning, financial analysis and business development.

     Stuart T. Lieberman has been a Director since March 1996 and has been Vice President, Controller and Chief Accounting Officer since January 1990. Prior to joining Bell & Howell, Mr. Lieberman spent 11 years with Baxter International Inc. ("Baxter") where he held various financial positions, the most recent of which was Vice President of Finance and Controller of Baxter's Global Renal Division.

     Henry A. D'Ambrosio has been a Vice President since September 1992. Mr. D'Ambrosio has also served as Chairman of the Bell & Howell Investment Committee, and from January 1991 to September 1992 was Director, Human Resources and Administrative Services. He was Director, Benefits and Corporate Services from March 1989 to January 1991. Prior to that time, he was Vice President of Administration, Bell & Howell Document Management Products Company from November 1986 to March 1989.

     Kevin B. O'Shea has served as Vice President and Treasurer since February 1996. Prior to joining Bell & Howell he served as Vice President and Treasurer of Spencer Stuart & Associates (an executive search and consulting firm) from July 1989 to February 1996. From October 1986 to July 1989, he was Vice President and Treasurer/Group Controller for Pritzker & Pritzker.

     Maria T. Rubly has been Vice President since April 1993. Prior to joining the Company, she spent 13 years with Baxter, which included five years with American Hospital Supply Corporation until its merger with Baxter. Her position from January 1991 to April 1993 was Vice President of the Baxter Management Institute. From June 1985 to January 1991, she held various vice presidential positions in human resources with Baxter Healthcare Corp. and American Hospital Supply.

     Gary S. Salit has served as Secretary since January 1993.
He has served as Corporate Counsel since 1985.  From 1988 to
1992, he was Assistant Secretary.

Item 5.  Market for Registrant's Common Equity and Related
------   -------------------------------------------------
         Stockholder Matters
         -------------------

     There is no public market for the common stock of the Company, all of which is held by Bell & Howell Company. There have been no cash dividends paid on shares of its common stock. The ability to pay dividends is restricted by provisions of certain debt agreements to which the Company is a party (see
Note 7 to the Consolidated Financial Statements).


Item 6.  Selected Consolidated Financial and Operating Data
------   --------------------------------------------------

     The following historical selected consolidated financial and operating data have been derived from the audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended December 28, 1996. The following financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                           Fiscal
                                                    1992         1993        1994         1995       1996
                                                  -------      -------     -------     -------    -------
                                                        (Dollars in thousands, except per share data)
Results of Operations Data:
Net sales ....................................  $ 670,039    $ 675,553    $ 720,340    $ 819,889  $ 902,797
Operating costs and expenses:
Cost of sales ................................    434,135      431,420      455,424      511,399    576,417
Research and development .....................     18,632       18,600       21,556       30,202     38,101
Selling and administrative ...................    166,644      168,448      172,769      194,667    198,648
Restructuring ................................         --           --       32,893           --         --
Goodwill write-off (1) .......................         --      174,277           --           --         --
                                                 --------     --------     --------     --------    -------
Total operating costs and expenses ...........    619,411      792,745      682,642      736,268    813,166
                                                 --------     --------     --------     --------    -------
Operating income (loss) ......................     50,628     (117,192)      37,698       83,621     89,631
Net interest expense .........................     37,266       32,871       27,567       26,961     21,022
                                                 --------     --------     --------     --------    -------
Earnings (loss) before income taxes,
 cumulative effect of accounting
 change and extraordinary items ..............     13,362     (150,063)      10,131       56,660     68,609
Income tax expense (benefit) .................      8,299        3,991       (2,490)      13,439     18,400
                                                 --------     --------     --------     --------    -------
Earnings (loss) before cumulative effect
 of accounting change and extraordinary
 items .......................................      5,063     (154,054)      12,621       43,221     50,209
Cumulative effect of accounting change (2) ...         --       (4,759)          --           --         --
Extraordinary losses (3) .....................     (5,004)      (6,625)        (978)      (3,219)    (1,088)
                                                 --------     --------     --------     --------    -------
Net earnings (loss) ..........................         59     (165,438)      11,643       40,002     49,121
Dividends on preferred stock .................     22,394       22,287       21,381       24,054     24,659
                                                 --------     --------     --------     --------    -------
Net earnings (loss) applicable to
 common stock ................................  $ (22,335)   $(187,725)   $  (9,738)   $  15,948   $ 24,462
                                                 ========     ========     ========     ========    =======
Net earnings (loss) per common share:
 Earnings (loss) before cumulative effect of
  accounting change and extraordinary items ..  $  (5,827)   $ (59,695)   $  (2,966)   $   6,487   $  8,646
 Cumulative effect of accounting change ......         --       (1,611)          --           --         --
Extraordinary losses .........................     (1,683)      (2,243)        (331)      (1,089)      (368)
                                                 --------     --------      --------    --------    -------
Net earnings (loss) per common share .........  $  (7,510)   $ (63,549)   $  (3,297)   $   5,398   $  8,278
                                                 ========     ========     ========     ========    =======

Other Data:
EBITDA (4) ...................................  $  85,504    $  93,574    $ 103,456    $ 120,960  $ 133,846
EBITDA as a percent of net sales .............       12.8%        13.9%        14.4%        14.8%      14.8%
Gross profit as a percent of net sales (5) ...       35.2%        36.1%        36.8%        37.6%      36.2%
Depreciation and amortization (6) ............     34,876       36,489       32,865       37,339     44,215
Capital expenditures .........................     30,950       33,191       38,345       44,047     42,744

                                                                     At the end of Fiscal
                                                    1992         1993        1994         1995        1996
                                                  -------      -------     -------      -------     -------
Balance Sheet Data:
Working capital ..............................  $ (34,417)   $ (40,356)   $ (62,903)   $ (53,783) $    (539)
Total assets (1)..............................    756,855      619,051      598,158      676,944    792,967
Long-term debt ...............................    368,991      372,003      320,233      243,300    336,606
Total shareholders' equity (deficit)..........     68,000      (99,445)     (86,311)      27,191     40,786


Footnotes to the Selected Consolidated Financial and Operating
Data:

(1) In the third quarter of fiscal 1993, the Company wrote off a portion of its goodwill in the amount of $174.3 million.

(2) Cumulative effect of accounting change represents the effect of adoption of Statement of Financial Accounting Standards No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions" ("SFAS No. 106") as of the beginning of fiscal 1993.

(3) Extraordinary losses represent the write-off of unamortized debt issuance costs and applicable call/debt repurchase premiums related to debt refinancings. See Note 6 of the Consolidated Financial Statements.

(4) EBITDA is defined as operating income before restructuring expense and goodwill write-off plus depreciation and amortization, and is generally accepted as providing useful information regarding a company's financial performance. Certain covenants in the Credit Agreement (as defined herein) are based on EBITDA. EBITDA should not be considered an alternative to net income or an alternative to the Company's cash flow from operating activities as a measure of liquidity.

(5)  Gross profit is defined as net sales less cost of sales.


(6) Excludes goodwill write-off in fiscal 1993 and amortization of deferred financing costs which were as follows for the specified fiscal years: 1992 - $3.6 million;
     1993 - $5.0 million; 1994 - $3.3 million;
     1995 - $3.5 million; 1996 - $2.0 million.

Item 7.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------


     This section should be read in conjunction with the Selected
Consolidated Financial and Operating Data and the Consolidated
Financial Statements of Bell & Howell Operating Company and
Subsidiaries (collectively the "Company") and the notes thereto set forth elsewhere herein.


Results of Operations

Fiscal 1996 Compared to Fiscal 1995

     The Company's net sales increased $82.9 million, or 10%, to $902.8 million in 1996.

     Information Access net sales increased $20.6 million, or 5%, to $470.5 million in 1996. UMI's net sales increased $8.4 million, or 5%, to $172.6 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products, new product placements and the impact of the acquisition of DataTimes Corporation (in September 1996) which added complementary information content, technology and distribution to UMI's electronic product offerings. Sales of electronic content increased 24% over the prior year as customers increasingly demand electronic information solutions, while they are evaluating the rapid changes in technology and the evolution of on-line delivery. Net sales of microfilm and paper products in 1996 decreased slightly versus the prior year as increased pricing was offset by lower unit volumes. Sales of low margin electronic equipment continued to decline in 1996 (and now represent only 3% of UMI sales) as on-line delivery and the availability (from other sources) of standardized computer hardware have allowed UMI to focus on providing the more valuable information content. PSC's net sales increased $10.2 million, or 10%, to $110.0 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to the increased new systems placements, PSC continued to experience both strong sales of add-ons/upgrades and high contract renewal rates related to previously placed systems in automotive dealerships. Information Management net sales increased $2.0 million, or 1%, to $187.9 million as increased sales of digital paper scanners worldwide and imaging software systems were partially offset by lower microfilm product sales as a result of a sales force reduction (reflecting a shift to directly serving only the financial services market in the U.S. -- which increased the profitability of this business). The acquisition of Protocorp International (in March 1996) allows the Company to now offer its financial services customers a full range of electronic information storage and retrieval solutions.

     Mail Processing net sales increased $62.3 million, or 17%, to $432.3 million in 1996. Sales of commercial mail processing systems increased $34.1 million or 11% to $352.5 million reflecting strong market demand for inserting and sorting systems both domestically and abroad, and increased service revenue (due to both an expanding customer service base and improved pricing). Sales of commercial sorting equipment (which now represent 12% of new commercial equipment sales) increased $6.5 million, or 35%, to $25.1 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for incentives to bar code and presort mail (which became effective July 1, 1996) have created a more favorable environment for customers to invest in advanced sorting automation technology. Sales of customized mail automation equipment and contractual engineering services to governmental postal authorities increased $28.2 million, or 55%, to $79.8 million, as a result of production contracts for both the German and U.S. Postal Services.

     The Company's cost of sales increased $65.0 million, or 13%, to $576.4 million in 1996, with the gross profit (net sales less cost of sales) percentage decreasing by 1.4 percentage points to 36.2% in the current year. The lower gross profit rate in 1996 resulted from a shift in sales mix (as the growth rate in lower gross margin percentage Mail Processing revenues exceeded the growth rate in higher gross margin percentage Information Access revenues), which more than offsets the impact of improved manufacturing productivity and increased pricing.

     Research and development expense increased $7.9 million, or 26%, to $38.1 million in 1996 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased investment to develop higher technology mail processing systems/software and to develop enhanced versions of digital paper scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative (S&A)expense increased $4.0 million, or 2%, to $198.6 million in 1996 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes. The ratio of selling and administrative expense to net sales of 22.0% in 1996 improved by 1.7 percentage points versus the prior year as a result of various expense leveraging initiatives and a favorable shift in sales mix (as the growth rate in lower S&A expense percentage Mail Processing revenues exceeded the growth rate in higher S&A expense percentage Information Access revenues).

     EBITDA (as defined herein) increased $12.9 million, or 11%, to $133.8 million in 1996 resulting from the higher sales level and leveraged operating costs and expenses. Operating income increased $6.0 million, or 7%, to $89.6 million in 1996.

     Information Access EBITDA, increased $4.3 million, or 5%, to $98.4 million in 1996. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware), and the profitability improvement resulting from the domestic refocusing of the Information Management sales force on the financial services market, which more than offset the dilutive impact in 1996 of the acquisitions of DataTimes Corporation and Protocorp International and increased research and development costs associated with new product offerings. Information Access operating income of $62.9 million in 1996 increased slightly over the prior year as the EBITDA increase was offset by both higher depreciation cost on UMI's product capital investment and goodwill amortization related to the aforementioned acquisitions in 1996.

     Mail Processing EBITDA increased $9.1 million, or 23%, to $48.1 million in 1996. The increase resulted from the higher sales volumes and leveraged operating costs and expenses, which included the increased investment in research and development for higher technology mail processing systems/software. Mail Processing operating income increased $6.5 million, or 19%, to $40.0 million in 1996.

     Corporate expenses (excluding depreciation and amortization) increased $.5 million, or 4%, to $12.7 million in 1996, reflecting inflationary cost increases.

     Net interest expense decreased $5.9 million, or 22%, to $21.0 million in 1996 primarily reflecting the reduction in interest expense resulting from the capital contribution by the Company's parent in May of 1995 (which was used to repurchase $50.0 million of the 10 3/4% Senior Subordinated Notes and to prepay $17.6 million of term loans under the Credit Agreement). Net interest expense was further reduced by the repurchase in 1996 of $17.9 million of the 10 3/4% Senior Subordinated Notes which were redeemed with proceeds from the amended Credit Agreement. Net interest income of Bell & Howell Acceptance Corporation ("BHAC"), the Company's financing subsidiary, increased $1.7 million to $6.8 million in 1996 primarily due to continued growth in the lease receivables portfolio.

     Income tax expense increased in 1996 as a result of both a higher level of pretax profit in the current year and a slightly higher income tax rate related to the impact of a mix shift of taxable income to/within certain foreign jurisdictions. Pursuant to a tax sharing agreement with Bell & Howell Company, the interest expense from the Senior Discount Debentures of Bell & Howell Company is included in the Company's domestic consolidated income tax return.

     The extraordinary loss of $1.1 million ($1.7 million pretax) in 1996 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase of the 10 3/4% Senior Subordinated Notes. The extraordinary losses of $3.2 million ($5.0 million pretax) in 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the aforementioned prepayment of term loans under the Credit Agreement, both of which reflected the application of the net proceeds from the capital contribution by the Company's parent.

     Dividends on preferred stock are associated with the Company's $121.33 Intercompany Preferred Stock (which is owned by Bell & Howell Company). In 1996, the Company repurchased $33.4 million (accreted value) of the Intercompany Preferred Stock for $35.8 million, with proceeds from the amended Credit Agreement.

Fiscal 1995 Compared to Fiscal 1994

     The Company's net sales increased $99.6 million, or 14%, to $819.9 million in 1995.

     Information Access net sales increased $45.5 million, or 11%, to $449.9 million in 1995. UMI's net sales increased $12.0 million, or 8%, to $164.1 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products and new product offerings. Sales of electronic content increased 27% over the prior year as customers increasingly demand electronic information solutions. Net sales of microfilm and paper products in 1995 increased slightly over the prior year as increased pricing more than offset lower unit volumes. PSC's net sales increased $25.8 million, or 35%, to $99.8 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and increased sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to new system placements, PSC also experienced strong sales of add-ons/upgrades and high renewal rates of contracts on previously placed systems in automotive dealerships. Information Management net sales increased $7.7 million, or 4%, to $186.0 million as increased sales of digital paper scanners worldwide were partially offset by lower service revenue as certain of the Company's products have become less service intensive.

     Mail Processing net sales increased $54.1 million, or 17%, to $370.0 million in 1995. The revenue growth reflected significantly increased revenues related to customized equipment and contractual engineering services provided to the U.S. Postal Service. Additionally contributing to the revenue growth was higher sales of commercial inserting equipment and increased service revenue (due to both an expanding customer base serviced and improved pricing). Sales of commercial sorting equipment was approximately equal with the prior year which reflected the uncertainty caused by the then existing U.S. Postal Service proposal to alter the guidelines governing the operating requirements to qualify for incentives to bar code and presort mail.

     The Company's cost of sales increased $56.0 million, or 12%, to $511.4 million in 1995. The gross profit percentage of 37.6% in 1995 increased .8 percentage points over the prior year resulting from a sales mix emphasizing the Company's more profitable products, improved manufacturing productivity and increased pricing.

     Research and development expense increased $8.6 million, or 40%, to $30.2 million in 1995 as the Company continued to increase its investment in new product offerings. Such increase primarily related to UMI's introduction in the third quarter of 1995 of the first full format system (ProQuest Direct) through which customers are able to gain direct on-line access to UMI's extensive collection of databases. Research and development expenses in 1995 also related to increased investment to develop higher technology mail processing systems/software and increased investment to develop enhanced features for digital paper scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative expense increased $21.9 million, or 13%, to $194.7 million in 1995 reflecting the Company's increased investment in sales and marketing resources, increased distribution costs associated with higher sales volumes, and $5.2 million for the continuation of the relocation of Mail Processing Systems headquarters to a new site in North Carolina.

     The Company's restructuring expense of $32.9 million in 1994 resulted from management's decision to relocate Mail Processing Systems headquarters' operations and consolidate certain of its domestic Mail Processing Systems facilities at a new site that will be the base for developing innovative technology and products (both software and hardware), and to consolidate certain North American Information Management administrative and warehouse facilities in order to more effectively serve its customer base with a reduced operating expense infrastructure.

     EBITDA increased $17.5 million, or 17%, to $121.0 million in 1995 resulting from the higher sales level and leveraged operating costs and expenses, which included the significantly increased investment in research and development to fund new product offerings. Operating income (excluding the 1994 restructuring expense) increased $13.0 million, or 18%, to $83.6 million in 1995.

     Information Access EBITDA, increased $16.0 million, or 21%, to $94.1 million in 1995. This increase resulted from the higher sales volumes and an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware). Information Access operating income (excluding the 1994 restructuring expense) increased $11.6 million, or 23%, to $62.8 million in 1995.

     Mail Processing EBITDA increased $2.6 million, or 7%, to $39.0 million in 1995. The increase in 1995 resulted from the increased sales associated with the customized equipment and contractual engineering services for the U.S. Postal Service and the higher sales volumes of mail processing systems/service, partially offset by the increased investment in research and development (for higher technology mail processing systems/software). Mail Processing operating income (excluding the 1994 restructuring expense) increased $2.5 million, or 8%, to $33.5 million in 1995.

     Corporate expenses (excluding depreciation and amortization) increased $1.1 million, or 10%, to $12.1 million in 1995, reflecting inflationary cost increases and higher corporate insurance costs.

     Net interest expense decreased $.6 million, or 2%, to $27.0 million in 1995 reflecting the reduction in interest costs resulting from the capital contribution by the Company's parent (which was used to repurchase $50.0 million of the 10 3/4% Senior Subordinated Notes and to prepay $17.6 million of term loans under the Credit Agreement), partially offset by a higher interest rate environment. Net interest income of BHAC, the Company's financing subsidiary, decreased $.5 million to $5.1 million in 1995, as increased interest income on lease receivables was more than offset by higher financing costs, reflecting the higher interest rate environment.

     Income tax expense increased in 1995 as a result of a higher level of pretax profit in the current year, and additionally reflects the favorable impact of a shift in mix of taxable income to certain foreign jurisdictions for which no tax expense is recorded (as a result of prior foreign net operating losses being incurred with no corresponding tax benefit previously recorded). Pursuant to a tax sharing agreement with Bell & Howell Company, the interest expense from the Senior Discount Debentures of Bell & Howell Company is included in the Company's domestic consolidated income tax return.

     The extraordinary losses of $3.2 million ($5.0 million pretax) in 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $50.0 million of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17.6 million of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the capital contribution by the Company's parent. The extraordinary loss of $1.0 million ($1.5 million pretax) in 1994 represented the write-off of unamortized debt issuance costs associated with the prepayment of a term loan included in the Credit Agreement.

     Dividends on preferred stock are associated with the Company's $121.33 Intercompany Preferred Stock (which is owned by
Bell & Howell Company).

International Operations

     In fiscal 1994, 1995 and 1996, the Company had domestic net sales of $548.4 million, $625.2 million, and $706.0 million respectively, and domestic operating income (excluding corporate expenses and the 1994 restructuring expense) of $71.9 million, $81.4 million and $86.5 million, respectively. Foreign net sales in fiscal 1994, 1995 and 1996 were $171.9 million, $194.7 million, and $196.8 million respectively, with foreign operating income (excluding corporate expenses and the 1994 restructuring expense) of $10.3 million, $14.9 million, and $16.4 million, respectively. The Company's foreign currency hedging activities have not and are not anticipated to have a material impact on operations, and the Company has no significant investments denominated in foreign currencies.

Liquidity and Capital Resources

     In fiscal 1996, the Company amended its Credit Agreement which increased its revolving credit facility to $350.0 million, reduced its interest rate and extended the maturity on all outstanding Credit Agreement borrowings (to April 2001). At the end of fiscal 1996, the Company had $154.9 million of available credit under the Credit Agreement and $15.5 million of cash and cash equivalents. The Credit Agreement requires maintenance of a minimum fixed charge coverage ratio, a minimum net worth level, and a maximum leverage ratio. The Company is currently, and expects to continue to be through the term of the Credit Agreement, in compliance with all such covenants.

     In May 1995, the Company's parent made a capital contribution in the amount of $71.7 million, the net proceeds of which were used to reduce indebtedness and better position the Company to capitalize on future growth opportunities.

     Cash provided by operations of $79.0 million in fiscal 1996 represented a $35.6 million improvement over the prior year, resulting from the increase in EBITDA and proceeds from the sale of BHAC receivables, which were partially offset by the increased investment in inventory in 1996 related to the European postal service contracts. As a result of acquisitions (primarily DataTimes Corporation and Protocorp International), continued capital expenditures and the aforementioned inventory investment, total debt (net of cash and cash equivalents) increased by $65.3 million to $331.2 million in 1996.

     Cash provided by operations was $43.4 million in fiscal 1995 versus cash provided by operations of $132.8 million in fiscal 1994. Although EBITDA increased by $17.5 million in fiscal 1995, the Company achieved a greater reduction in working capital in the prior year. In fiscal 1995, BHAC sold $32.6 million of lease receivables versus lease receivable sales of $66.0 million in the prior year. As a result of the cash flow from operations and the application of the net proceeds from the capital contribution by the Company's parent which were partially offset by capital expenditures and acquisitions/contingent payments in each of the business segments, total debt (net of cash and cash equivalents) decreased by $66.6 million to $265.9 million in fiscal 1995.

     For the five years subsequent to fiscal 1996, annual maturities of long-term debt are: 1997 - $1.7 million;
1998 - $0.8 million; 1999 - $0.4 million; 2000 - $83.3 million;
and 2001 - $195.1 million.

Capital Expenditures

     In fiscal 1994, 1995 and 1996, the Company had capital expenditures of $38.3 million, $44.0 million, and $42.7 million respectively, a significant portion of which consisted of expenditures for product masters and creation of databases for UMI.

Working Capital

     The Company operates with a negative/minimal net working capital level principally as a result of substantial customer prepayments for annual service contracts in all businesses and prepaid subscriptions in the Information Access business segment. Further, the Company has extended its total quality program and cycle time reduction efforts to the management of working capital. As a result of these substantial customer prepayments and quality and cycle time reduction efforts, the Company expects to maintain negative/minimal investments in working capital in the foreseeable future.

Seasonality

     Although the Company in general is not affected by seasonal fluctuations, the buying patterns and funding availability for certain Information Access and Mail Processing customers cause sales, profitability and cash flow to be higher in the fourth quarter of the year. Due to this seasonal factor, the Company requires and expects to have a seasonal working capital credit line to fund cash requirements primarily during the second and third quarters.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                   Independent Auditors' Report



The Board of Directors
Bell & Howell Operating Company:


We have audited the accompanying consolidated balance sheets of Bell & Howell Operating Company and subsidiaries (the "Company") as of the end of fiscal years 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years 1994, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell & Howell Operating Company and subsidiaries as of the end of fiscal years 1995 and 1996, and the results of their operations and their cash flows for the fiscal years 1994, 1995 and 1996 in conformity with generally accepted accounting principles.

                                    KPMG Peat Marwick LLP


Chicago, Illinois
February 19, 1997

                             Bell & Howell Operating Company and Subsidiaries
                                   Consolidated Statements of Operations
                                      Fiscal Years 1994, 1995 and 1996
                               (Dollars in thousands, except per share data)

                                                           1994                1995               1996
                                                         --------            --------           --------
Net sales:
Product ..............................................  $ 542,546           $ 630,454          $ 703,833
Service ..............................................    177,794             189,435            198,964
                                                         --------            --------           --------
Total net sales ......................................    720,340             819,889            902,797
Operating costs and expenses:
Cost of product ......................................    336,775             385,562            443,014
Cost of service ......................................    118,649             125,837            133,403
Research and development .............................     21,556              30,202             38,101
Selling and administrative ...........................    172,769             194,667            198,648
Restructuring ........................................     32,893                  --                 --
                                                         --------            --------           --------
Total operating costs and expenses ...................    682,642             736,268            813,166

Operating income .....................................     37,698              83,621             89,631

Net interest expense:
Interest (income) ....................................    (13,554)            (14,209)           (18,666)
Interest expense .....................................     41,121              41,170             39,688
                                                         --------            --------           --------
Net interest expense .................................     27,567              26,961             21,022

Earnings before income taxes
 and extraordinary items .............................     10,131              56,660             68,609
Income tax expense (benefit) .........................     (2,490)             13,439             18,400
                                                         --------            --------           --------
Earnings before extraordinary items ..................     12,621              43,221             50,209

Extraordinary losses .................................       (978)             (3,219)            (1,088)
                                                         --------            --------           --------
Net earnings .........................................     11,643              40,002             49,121
Dividends on preferred stock .........................     21,381              24,054             24,659
                                                         --------            --------           --------
Net earnings (loss) applicable to common stock .......  $  (9,738)          $  15,948          $  24,462
                                                         ========            ========           ========
Net earnings (loss) per common share:
Earnings (loss) before extraordinary items ...........  $  (2,966)          $   6,487          $   8,646
Extraordinary losses .................................       (331)             (1,089)              (368)
                                                         --------            --------           --------
Net earnings (loss) per common share .................  $  (3,297)          $   5,398          $   8,278
                                                         ========            ========           ========

Average number of common shares outstanding ..........      2,954               2,955              2,955

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                              Bell & Howell Operating Company and Subsidiaries

                                         Consolidated Balance Sheets

                                  At the End of Fiscal Years 1995 and 1996

                                           (Dollars in thousands)





                                                   Assets
                                                   ------


                                                                     1995                      1996
                                                                   --------                  --------
Current assets:
Cash and cash equivalents ....................................    $   7,051                 $  15,480
Accounts receivable, less allowance for doubtful
 accounts of $4,406 and $5,294, respectively .................      181,247                   186,862
Inventory:
Finished products ............................................       52,760                    61,393
Products in process and materials ............................       53,158                    78,438
                                                                   --------                  --------
Total inventory ..............................................      105,918                   139,831
Other current assets .........................................       11,768                    11,814
                                                                   --------                  --------
Total current assets .........................................      305,984                   353,987

Property, plant and equipment:
Land .........................................................        4,245                     4,302
Buildings ....................................................       42,840                    47,833
Machinery and equipment ......................................      115,023                   137,586
Product masters ..............................................      153,928                   173,294
                                                                   --------                  --------
Total property, plant and equipment, at cost .................      316,036                   363,015
Accumulated depreciation .....................................     (171,057)                 (207,287)
                                                                   --------                  --------
Net property, plant and equipment ............................      144,979                   155,728
Long-term receivables ........................................       57,062                    54,707
Goodwill, net of accumulated amortization ....................      133,422                   189,868
Other assets .................................................       35,497                    38,677
                                                                   --------                  --------
Total assets .................................................    $ 676,944                 $ 792,967
                                                                   ========                  ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                              Bell & Howell Operating Company and Subsidiaries

                                           Consolidated Balance Sheets

                                   At the End of Fiscal Years 1995 and 1996

                                             (Dollars in thousands)





                                     Liabilities and Shareholders' Equity
                                     ------------------------------------

                                                                             1995                 1996
                                                                           --------             --------
Current liabilities:
Notes payable .........................................................   $  14,939            $   8,397
Current maturities of long-term debt ..................................      14,707                1,667
Accounts payable ......................................................      65,444               93,135
Accrued expenses ......................................................      81,787               78,486
Deferred income .......................................................     176,351              171,698
Accrued income taxes ..................................................       6,539                1,143
                                                                           --------             --------
Total current liabilities .............................................     359,767              354,526

Long-term liabilities:
Long-term debt ........................................................     243,300              336,606
Other liabilities .....................................................      46,686               61,049
                                                                           --------             --------
Total long-term liabilities ...........................................     289,986              397,655

Shareholders' equity:
$121.33 Intercompany Preferred Stock, $.01 par value,
 208,059 shares outstanding at the end of fiscal 1995,
 and 199,636 shares outstanding at the end of fiscal 1996 .............           2                    2
Common Stock, $.01 par value, 2,955 shares issued
 and outstanding at the end of fiscal 1995 and fiscal 1996 ............          --                   --
Capital surplus .......................................................     152,485              117,531
Retained earnings (deficit)............................................    (126,484)             (77,363)
Cumulative foreign exchange translation adjustments ...................       1,188                  616
                                                                           --------             --------
Total shareholders' equity ............................................      27,191               40,786

Commitments and contingencies .........................................          --                   --
                                                                           --------             --------
Total liabilities and shareholders' equity ............................   $ 676,944            $ 792,967
                                                                           ========             ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                             Bell & Howell Operating Company and Subsidiaries
                                   Consolidated Statements of Cash Flows
                                     Fiscal Years 1994, 1995 and 1996
                                          (Dollars in thousands)

                                                            1994            1995             1996
                                                          --------        --------         --------
Operating activities:
Net earnings .........................................   $  11,643       $  40,002        $  49,121
Depreciation and amortization ........................      36,146          40,843           46,195
Changes in operating assets and liabilities:
Accounts receivable ..................................         741         (28,891)          (5,537)
Inventory ............................................      17,301         (27,235)         (37,137)
Other current assets .................................      (1,129)         (1,229)             448
Long-term receivables ................................      30,552         (14,804)           2,355
Income taxes .........................................      (3,340)         10,041            6,003
Accounts payable .....................................      10,004           9,475           26,166
Accrued expenses .....................................       7,942          (2,749)          (6,194)
Deferred income and other long-term liabilities ......      11,478          22,568           (1,137)
Other, net ...........................................      11,487          (4,641)          (1,273)
                                                          --------        --------         --------
Net cash provided by operating activities ............     132,825          43,380           79,010

Investing activities:
Expenditures for property, plant and equipment .......     (38,345)        (44,047)         (42,744)
Acquisitions .........................................     (18,747)         (2,849)         (65,314)
                                                          --------        --------         --------
Net cash used by investing activities ................     (57,092)        (46,896)        (108,058)

Financing activities:
Redemption of $121.33 Intercompany
 Preferred Stock .....................................          --              --          (34,954)
Proceeds from issuance of Common Stock ...............          --          71,660               --
Proceeds from short-term debt ........................      20,275          17,786           15,588
Repayment of short-term debt .........................     (24,542)        (15,329)         (21,650)
Proceeds from long-term debt .........................      79,985          55,887          237,432
Repayment of long-term debt ..........................    (142,171)       (135,200)        (158,546)
                                                          --------        --------         --------
Net cash provided (used) by financing activities .....     (66,453)         (5,196)          37,870

Effect of exchange rate changes on cash ..............           9            (365)            (393)
                                                          --------        --------         --------
Increase (decrease) in cash and cash equivalents .....       9,289          (9,077)           8,429

Cash and cash equivalents, beginning of period .......       6,839          16,128            7,051
                                                          --------        --------         --------
Cash and cash equivalents, end of period .............   $  16,128       $   7,051        $  15,480
                                                          ========        ========         ========
Supplemental schedule of non-cash activities:
Preferred dividends paid-in-kind .....................   $  21,381       $  24,054        $  24,659
                                                          ========        ========         ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                                          Bell & Howell Operating Company and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity
                                                  Fiscal Years 1994, 1995 and 1996
                                                        (Dollars in thousands)
                                                                                           Cumulative
                                     $121.33                                               Foreign       Unrealized
                                     Intercompany   Common Stock                Retained   Exchange      Loss on
                                     Preferred      ---------------   Capital   Earnings   Translation   Marketable
                                     Stock          Issued Treasury   Surplus   Deficit)   Adjustments   Securities
                                     ------------   ---------------   -------   --------   -----------   ---------
Balance at the end of fiscal 1993
 ($121.33 Intercompany Preferred
 Stock 164,389 shares; Common
 Stock, 2,979 shares; Treasury
 stock, 25 shares) ...............     $  2         $ --     $(194)   $81,019   $(178,129)   $(1,898)     $ (245)
Net earnings .....................                                                 11,643
Treasury stock, net, 25 shares ...                             194       (194)
$121.33 Intercompany Preferred
 Stock dividend, 20,550 shares ...       --                                --
Unrealized loss on marketable
 securities ......................                                                                          (768)
Translation adjustments ..........                                                             2,259
                                        ---          ---      ----    -------    --------   --------      ------
Balance at the end of fiscal 1994
 ($121.33 Intercompany Preferred
 Stock, 184,939 shares; Common
 Stock, 2,954 shares) ............        2           --        --     80,825    (166,486)       361      (1,013)
 Net earnings ....................                                                 40,002
Common stock issued, 1 share .....                                     71,660
$121.33 Intercompany Preferred
 Stock dividend, 23,120 shares ...       --                                --
Unrealized loss on marketable
 securities ......................                                                                         1,013
Translation adjustments ..........                                                               827
                                        ---          ---      ----    -------    --------   --------      ------
Balance at the end of fiscal 1995
 ($121.33 Intercompany Preferred
 Stock, 208,059 shares; Common
 Stock, 2,955 shares) ............        2           --        --    152,485    (126,484)     1,188          --
 Net earnings ....................                                                 49,121
$121.33 Intercompany Preferred
 Stock dividend, 24,999 shares ...       --                                --
Redemption of $121.33 Intercompany
 Preferred Stock, 33,422 shares ..                                    (34,954)
Translation adjustments ..........                                                              (572)
                                        ---          ---      ----    -------    --------   --------      ------
Balance at the end of fiscal 1996
 ($121.33 Intercompany Preferred
 Stock, 199,636 shares; Common
 Stock, 2,955 shares) ............     $  2         $ --     $  --   $117,531   $ (77,363) $     616     $    --
                                        ===          ===      ====    =======    ========   ========      ======

     The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

          Bell & Howell Operating Company and Subsidiaries

            Notes to the Consolidated Financial Statements

                         (Dollars in thousands)


Note 1 - Basis of Presentation

     Bell & Howell Operating Company, is a Delaware corporation and a wholly-owned subsidiary of Bell & Howell Company (which is a holding company), the primary assets of which are all of the issued and outstanding shares of Common Stock and the Intercompany Preferred Stock of Bell & Howell Operating Company. Bell & Howell Company conducts business through Bell & Howell Operating Company and has no operations of its own.

Note 2 - Significant Accounting Policies

     Nature of Operations. Bell & Howell Operating Company and its Subsidiaries (collectively the "Company"), is a leading provider of systems and services for information access and dissemination. The Company consists of two business segments, Information Access and Mail Processing. Information Access develops and markets imaging and information services and systems that provide its customers with access solutions to targeted segments of complex public and private information databases. Mail Processing develops and markets a complete range of high volume mail processing systems, which increasingly utilize software to expand the capabilities and improve the efficiencies and effectiveness of customers' mailing operations.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Subsequent actual results may differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

     Fiscal Year. The Company's fiscal year ends on the Saturday nearest to December 31. References to fiscal 1996 are for the 52 weeks ended December 28, 1996, references to fiscal 1995 are for the 52 weeks ended December 30, 1995, and references to fiscal 1994 are for the 52 weeks ended December 31, 1994.

     Revenue Recognition. Product sales include sales of equipment, software and subscriptions. Equipment and software license sales are recorded at the time of shipment, provided no significant vendor and postcontract customer support obligations remain outstanding and collection of the resulting receivable is deemed probable. Sales of customized mail automation equipment under long-term contracts are recognized at the time of shipment. Revenues from subscriptions are deferred and recognized in the periods the subscriptions are fulfilled. Service sales represent amounts earned by providing equipment maintenance services to customers of the Mail Processing and Information Management businesses. Where such services are provided under annual agreements, revenues are recognized on a pro rata basis over the periods of the agreements. Other service revenues are recognized when the services are performed.

     Foreign Currency Translation. The financial position and results of operations of each of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars using the exchange rates at the end of the respective fiscal periods. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders' equity.

     Net Earnings (Loss) per Common Share. Net earnings (loss) per common share are determined by dividing net earnings, after deducting dividends on preferred stock, by the weighted average number of common shares outstanding during the period.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the consolidated balance sheets approximates fair value.

     Inventory. Inventory is valued at cost determined by the last-in, first-out ("LIFO") and the first-in, first-out ("FIFO") methods, with the following balances at the end of fiscal 1995 and 1996:

     Year end                        LIFO      FIFO      Total
     --------                       -------   -------   -------
      1995 .......................  $ 53,601  $ 52,317  $105,918
      1996 .......................    67,051    72,780   139,831

      The Company uses the LIFO method of valuing the majority of domestic inventories. The excess of replacement cost over the LIFO values of inventory was approximately $4,413 and $4,489 at the end of fiscal 1995 and 1996, respectively. Inventory cost includes material, labor and overhead and is valued at the lower of cost or net realizable value.

     Property, Plant and Equipment. Property, plant and equipment is recorded at cost. The straight-line method of depreciation is primarily used, except for Information Access product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers' information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters.

     Goodwill. Goodwill, which represents the excess of purchase price over the fair value of net assets of acquired businesses, is amortized on a straight-line basis over the expected future periods to be benefitted. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance (for each business) over its remaining life can be recovered through forecasted future operations.

     In fiscal 1996, acquisitions (primarily DataTimes
Corporation and Protocorp International) served to initially increase goodwill by $61,511. Accumulated amortization at the end of fiscal 1995 and 1996 was $28,489 and $33,632, respectively.


Note 3 - Business Segments

     The Company consists of two business segments, Information Access and Mail Processing. Information Access develops and markets imaging and information services and systems that provide its customers with access solutions to targeted segments of complex public and private information databases. Mail Processing develops and markets a complete range of high volume mail processing systems, which increasingly utilize software to expand the capabilities and improve the efficiencies and effectiveness of customers' mailing operations.

     Information concerning the Company's business segments and operations by geographic area for fiscal 1994, 1995 and 1996 was as follows (dollars in millions):

                                                                         Earnings (Loss) Before Income Taxes
                                                   Sales                         and Extraordinary Items
                                        ----------------------------     --------------------------------------
  Business Segments                      1994       1995       1996          1994(1)      1995        1996
  -----------------                     ------     ------     ------        --------    --------    --------
  Information Access .................  $404.4     $449.9    $470.5          $ 46.5      $ 62.8      $ 62.9
  Mail Processing ....................   315.9      370.0     432.3             2.8        33.5        40.0
                                         -----      -----     -----           -----       -----       -----
    Total ............................   720.3      819.9     902.8            49.3        96.3       102.9
  Interest expense, net ..............                                        (27.6)      (27.0)      (21.0)
  Corporate and other income
   and expenses ......................                                        (11.6)      (12.6)      (13.3)
                                         -----      -----     -----           -----       -----       -----
  Consolidated .......................  $720.3     $819.9    $902.8         $  10.1      $ 56.7      $ 68.6
                                         =====      =====     =====           =====       =====       =====

                                            Identifiable Assets                    Capital Expenditures
                                        ----------------------------        -------------------------------
                                         1994       1995       1996           1994        1995        1996
                                        ------     ------     ------         ------      ------      ------
  Information Access .................  $371.3     $393.9    $451.9          $ 30.5      $ 34.2      $ 31.0
  Mail Processing ....................   159.1      206.4     259.4             6.5         9.6        11.4
                                         -----      -----     -----           -----       -----       -----
    Total ............................   530.4      600.3     711.3            37.0        43.8        42.4
  Corporate ..........................    67.8       76.6      81.7             1.3         0.2         0.3
                                         -----      -----     -----           -----       -----       -----
  Consolidated .......................  $598.2     $676.9    $793.0          $ 38.3      $ 44.0      $ 42.7
                                         =====      =====     =====          =====        =====       =====

                                      Depreciation and Amortization (2)
                                      --------------------------------
                                         1994       1995       1996
                                        ------     ------     ------
  Information Access .................   $ 26.9    $ 31.3     $ 35.5
  Mail Processing ....................      5.4       5.5        8.1
                                          -----     -----      -----
    Total ............................     32.3      36.8       43.6
  Corporate ..........................      0.5       0.6        0.6
                                          -----     -----      -----
  Consolidated .......................   $ 32.8    $ 37.4       44.2
                                          =====     =====      =====

  (1) Includes restructuring expense of $32.9 million ($28.2 million for Mail Processing and $4.7 million for Information Access).
  (2)  Excludes amortization of deferred financing costs.

                                                                   Earnings (Loss) Before
                                                                   Income Taxes
                                               Sales               and Extraordinary Items (1)       Identifiable Assets (2)
                                     -------------------------     ----------------------------    ------------------------
                                      1994      1995      1996       1994 (3)   1995      1996       1994     1995      1996
                                     -----     -----     -----      --------   -----     -----      -----    -----     -----
  Geographic segments
  United States:
  Unaffiliated customers ..........  $548.4    $625.2    $706.0
  Inter-segment ...................    45.6      51.1      46.6
                                      -----     -----     -----
    Total .........................   594.0     676.3     752.6     $ 42.7     $ 81.4    $ 86.5    $439.3   $497.0    $615.4
                                      -----     -----     -----      -----      -----     -----     -----    -----     -----
  Europe:
  Unaffiliated customers ..........   130.5     145.1     158.2
  Inter-segment ...................     1.6       2.0       0.8
                                      -----     -----     -----
    Total .........................   132.1     147.1     159.0        7.8       12.6      13.3      67.8     78.2      81.2
                                      -----     -----     -----      -----      -----     -----     -----    -----     -----
  Other:
  Unaffiliated customers ..........    41.4      49.6      38.6       (1.2)       2.3       3.1      24.3     26.3      16.0
                                      -----     -----     -----      -----      -----     -----     -----    -----     -----
  Eliminations inter-segment ......   (47.2)    (53.1)    (47.4)        --         --        --      (1.0)    (1.2)     (1.3)
                                      -----     -----     -----      -----      -----     -----     -----    -----     -----
    Total .........................  $720.3    $819.9     902.8     $ 49.3     $ 96.3     102.9    $530.4   $600.3    $711.3
                                      =====     =====     =====      =====      =====     =====     =====    =====     =====

(1)  Excludes net interest and corporate expenses.

(2)  Excludes corporate identifiable assets.

(3) Includes restructuring expense of $32.9 million ($29.2 million in the United States, $1.3 million in Europe and $2.4 million in Other).


Note 4 - Restructuring

     The Company's restructuring expense of $32,893 in fiscal 1994 resulted from management's decision to relocate Mail Processing Systems headquarters' operations and consolidate certain of its domestic Mail Processing Systems facilities at a new site that will be the base for developing innovative technology and products (both software and hardware), and to consolidate certain North American Information Management administrative and warehouse facilities in order to more effectively serve its customer base with a reduced operating expense infrastructure.

Note 5 - Income Taxes

     Pursuant to a tax sharing agreement with Bell & Howell
Company, the interest expense from the Senior Discount Debentures of Bell & Howell Company is included in the Company's domestic consolidated income tax returns.

     The pretax income amounts, before extraordinary items, on which income taxes were provided in fiscal 1994, 1995 and 1996 were:

                                                                 1994             1995             1996
                                                               --------         --------         --------
Domestic .................................................    $   8,166        $  51,262        $  60,404
Foreign ..................................................        1,965            5,398            8,205
                                                               --------         --------         --------
Pretax income ............................................    $  10,131        $  56,660        $  68,609
                                                               ========         ========         ========

     The provision for income taxes in fiscal 1994, 1995 and 1996 included the following:

                                                            1994              1995              1996
                                                          --------          --------          --------
    Current income tax expense (benefit):
    United States ......................................  $ 1,814            $ 5,157           $ 1,996
    State and local ....................................      (62)               513               476
    Foreign ............................................     (379)             1,849             3,974
                                                           ------             ------            ------
    Current income tax expense .........................    1,373              7,519             6,446
                                                           ------             ------            ------
    Deferred income tax expense (benefit):
    United States ......................................   (3,303)             3,906             9,035
    State and local ....................................     (147)             1,633             2,208
    Foreign ............................................     (413)               381               711
                                                           ------             ------            ------
    Deferred income tax expense (benefit) ..............   (3,863)             5,920            11,954
                                                           ------             ------            ------
    Income tax expense (benefit) .......................  $(2,490)           $13,439           $18,400
                                                           ======             ======            ======

     The significant components of deferred income tax expense
(benefit) in fiscal 1994, 1995 and 1996 were as follows:

                                                            1994              1995             1996
                                                          --------          --------         --------
    Deferred income tax expense (benefit),
     exclusive of components listed below ..............  $(11,230)         $ (3,806)        $ 12,557
    Operating loss carryforwards .......................     5,654             9,974             (414)
    Tax credits ........................................     1,713              (248)            (189)
                                                           -------           -------          -------
    Deferred income tax expense (benefit) ..............  $ (3,863)         $  5,920         $ 11,954
                                                           =======           =======          =======

     Deferred income taxes are primarily provided for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The tax effects of the major temporary differences that gave rise to the deferred tax asset (liability) at the end of fiscal 1995 and 1996 were as follows:

                                                                     1995                     1996
                                                                   --------                 --------
    Deferred tax assets are attributable to:
    Accrued expenses ...........................................   $ 14,889                 $ 9,236
    Deferred compensation ......................................      8,094                   9,194
    Postretirement benefits ....................................      3,669                   3,476
    Accounts receivable ........................................      1,722                   2,332
    Operating loss carryforwards ...............................     17,934                  22,188
    Tax credits ................................................        765                     525
    Other ......................................................      9,468                      82
                                                                     ------                  ------
    Total gross deferred tax assets ............................     56,541                  47,033
    Valuation allowance ........................................     (4,666)                 (7,049)
                                                                     ------                 -------
    Net deferred tax assets ....................................     51,875                  39,984

    Deferred tax liabilities are attributable to:
    Property, plant and equipment ..............................    (13,832)                (14,410)
    Intangibles ................................................    (16,293)                (16,607)
    Deferred income ............................................    (21,349)                (23,346)
    Undistributed foreign earnings .............................     (4,449)                 (3,305)
                                                                    -------                 -------
    Total gross deferred tax liabilities .......................    (55,923)                (57,668)
                                                                    -------                 -------
    Net deferred tax liabilities ...............................   $ (4,048)               $(17,684)
                                                                    =======                 =======

     Net deferred tax liabilities are classified as other long-term liabilities in the balance sheet.

At the end of fiscal 1996, the net deferred tax assets of $39,984 are expected to be realized through both the reversal of taxable temporary differences as well as the Company's ability to generate future taxable income. This is on the basis that it is more likely than not that both the timing of reversal of taxable amounts and the generation of future taxable income allows for offset with future deductible amounts in the permitted carryback/carryforward periods.

     The differences between the Company's effective rate for income taxes and the statutory federal income tax rate in fiscal
1994, 1995 and 1996 were as follows:

                                                                   1994             1995             1996
                                                                 --------         --------         --------
Statutory federal income tax rate ...........................      35.0%            35.0%            35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit ..................     (20.2)             5.4              5.1
Holdings interest benefit ...................................     (49.6)           (16.5)           (14.0)
Foreign earnings ............................................       (.6)              .6              2.8
Amortization of intangibles .................................       4.0              1.3              1.4
Repatriation of foreign earnings ............................       5.3              (.5)            (0.6)
Other .......................................................       1.5             (1.6)            (2.9)
                                                                 ------            -----            -----
Effective income tax rate ...................................    (24.6%)            23.7%            26.8%
                                                                 ======            =====            =====

     As a result of losses incurred in fiscal 1991 through 1993, domestic net operating loss ("NOL") carryforwards of $40,007 exist for tax purposes expiring as follows: $8,552 in 2006, $15,371 in 2007, $15,144 in 2008, $822 in 2009 and $118 in 2010.
Foreign NOL carryforwards of $13,044 exist for tax purposes expiring as follows: $574 in 1997, $229 in 1998, $66 in 1999,
$2,466 in 2000, $4,789 in 2001, $4,834 in 2002 and $86 in 2003.

     The Tax Reform Act of 1986 expanded the corporate alternative minimum tax ("AMT"). Under this Act, the Company's current tax liability is the greater of its regular tax or AMT. The Company has AMT credits of $6,306 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event the regular tax expense exceeds the alternative minimum tax expense, or are available to offset future AMT-NOL's which can be carried back.

     Net income taxes paid for fiscal 1994, 1995 and 1996 were $250, $4,803 and $10,943, respectively.

Note 6 - Extraordinary Losses

     The fiscal 1996 extraordinary loss of $1,088 ($1,700 pretax) was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $17,920 of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the amended Credit Agreement (as defined herein).

     The fiscal 1995 extraordinary losses of $3,219 ($5,030 pretax) were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $50,000 of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17,628 of term loans under the Credit Agreement, both of which reflect the application of the net proceeds from the capital contribution by the Company's parent.

     The fiscal 1994 extraordinary loss of $978 ($1,528 pretax) represents the write-off of unamortized debt issuance costs associated with the prepayment of a term loan included in the Credit Agreement.


Note 7 - Debt and Lines of Credit

     Debt at the end of fiscal 1995 and 1996 consisted of the following:

                                                                   1995              1996
                                                                 --------          --------
Notes payable ...............................................    $ 14,939          $  8,397
                                                                  =======           =======
Long-term debt:
 Credit Agreement:
  Term loan .................................................    $ 91,765          $     --
  Revolving Credit Line due 2001 ............................       5,000           195,100
 9 1/4% Senior Notes due 2000 ...............................      80,000            80,000
 10 3/4% Senior Subordinated Notes due 2002 .................      75,000            57,080
 Other long-term debt .......................................       6,242             6,093
                                                                  -------           -------
Long-term debt, including current maturities ................     258,007           338,273
Less: current maturities ....................................      14,707             1,667
                                                                  -------           -------
Long-term debt ..............................................    $243,300          $336,606
                                                                  =======           =======

     The weighted average interest rates on short-term borrowings at the end of fiscal 1996 and 1995 were 7.0% and 7.4%, respectively.

     The carrying amounts and fair values of certain long-term debt instruments at the end of fiscal 1996, based on quoted market prices for the 9 1/4% Senior Notes and the 10 3/4% Senior Subordinated Notes were as follows:

                                                                   Carrying              Fair
                                                                    Amount               Value
                                                                   --------            --------
 9 1/4% Senior Notes due 2000 ................................     $ 80,000            $ 81,600
10 3/4% Senior Subordinated Notes due 2002 ...................       57,080              60,505
                                                                    -------             -------
                                                                   $137,080            $142,105
                                                                    =======             =======

     At the end of fiscal 1996, the Company had foreign short-term lines of credit totaling $33,764, of which $25,367 was unused. These short-term credit lines are primarily denominated in foreign currencies and generally require no compensating balances or commitment fees.

     In fiscal 1996, the Company amended its Bank Credit Agreement (the "Credit Agreement") which increased its revolving credit facility to $350,000, reduced its interest rate and extended the maturity on all outstanding Credit Agreement borrowings (to April, 2001). The interest rates on borrowings under the Credit Agreement are determined at the time of borrowing, and are based upon the Company's interest coverage ratio for the preceding four quarters. At December 1996, the interest rate in effect was (at the Company's option) either LIBOR + .50% or the prime rate. The Credit Agreement requires maintenance of a minimum fixed charge coverage ratio, a minimum net worth level and a maximum leverage ratio. The Company and its domestic operating subsidiaries except Bell & Howell Acceptance Corporation ("BHAC"), the Company's financing subsidiary, are jointly and severally liable as guarantors under the Credit Agreement.

     The 9 1/4% Senior Notes are general unsecured obligations of the Company. The 9 1/4% Senior Notes are redeemable at the option of the Company in whole or in part on or after July 15, 1997 or upon the occurrence of a Change of Control (as defined therein), at a call price ranging from 104.625% in 1997 and declining to par on July 15, 1999. In addition, the Company may redeem up to $26,700 of the principal amount of the 9 1/4% Senior Notes prior to July 15, 1997 with the proceeds from an offering of equity securities of the Company or its subsidiaries at a call price of 108%. The 9 1/4% Senior Notes are guaranteed by certain of the Company's domestic operating subsidiaries, excluding, among others, BHAC.

     The 10 3/4% Senior Subordinated Notes are general unsecured obligations of the Company. The 10 3/4% Senior Subordinated Notes are redeemable at the option of the Company in whole or in part (i) after October 1, 1997, at a call price ranging from 104.031% in 1997 and declining to par on October 1, 2000 or (ii) upon the occurrence of a Change of Control (as defined therein) at a call price ranging from 105.375% in 1997 and declining to par on October 1, 2000. The 10 3/4% Senior Subordinated Notes are guaranteed by certain of the Company's domestic operating subsidiaries, excluding, among others, BHAC. In fiscal 1996, the Company repurchased $17,920 in principal value of the 10 3/4% Senior Subordinated Notes with proceeds from the amended Credit Agreement. In fiscal 1995, the Company repurchased $50,000 in principal value of the 10 3/4% Senior Subordinated Notes with a portion of the proceeds from the capital contribution by the Company's parent.

     The Credit Agreement prohibits and the 9 1/4% Senior Notes and the 10 3/4% Senior Subordinated Notes restrict the payment of cash dividends on the Company's Common Stock.

      In fiscal 1996, BHAC entered into a new Receivables Purchase Agreement. Under this agreement and the existing Lease Receivables Financing Agreement (collectively, the "Agreements"), BHAC sells lease receivables on a non-recourse basis. Both Agreements are renewable annually and include the buyers' commitment to purchase new lease receivables. During fiscal 1996, BHAC sold $71.3 million of lease receivables.

     For the five years subsequent to 1996, annual maturities of long-term debt are: 1997 - $1,667; 1998 - $790; 1999 - $354;
2000 - $83,274 and 2001 - $195,107.

     Interest paid for fiscal 1994, 1995 and 1996 was $38,122, $34,142 and $30,197, respectively.


Note 8 - Leases

     Lessor. The Company provides sales-type leases for its products and additionally leases products to customers under direct financing leases, primarily through BHAC. The Company's net investment in sales-type and direct financing leases at the end of fiscal 1995 and 1996 were as follows:

                                                                           1995                 1996
                                                                         --------             --------
    Minimum lease payments receivable ..............................     $ 72,510             $ 69,172
    Estimated unguaranteed residual values .........................        3,868                4,347
    Unearned income ................................................      (17,508)             (21,905)
    Allowance for doubtful accounts ................................       (2,299)              (2,805)
                                                                          -------              -------
    Net investment .................................................     $ 56,571             $ 48,809
                                                                          =======              =======

     The scheduled maturities for sales-type and direct financing lease receivables at the end of fiscal 1996 were as follows:

                 1997 ............................................................ $ 17,092
                 1998 ............................................................   15,148
                 1999 ............................................................   13,299
                 2000 ............................................................   13,490
                 2001 ............................................................   10,143
                                                                                    -------
                 Total minimum lease payments to be received ..................... $ 69,172
                                                                                    =======

     Lessee. The Company leases certain facilities and equipment for production and selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 1996 were as follows:

                 1997 ...........................................................  $ 14,921
                 1998 ...........................................................    11,903
                 1999 ...........................................................     9,209
                 2000 ...........................................................     6,213
                 2001 ...........................................................     4,100
                 Subsequent to 2001 .............................................    16,174
                                                                                    -------
                                                                                  $  62,520
                                                                                    =======

     Total rental expenses for fiscal 1994, 1995 and 1996 were $12,356, $14,216 and $16,007, respectively.


Note 9 - Pension and Profit-Sharing Plans

     Eligible employees of the Company's domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 1994, 1995 and 1996 were $5,413, $5,591 and $5,819, respectively.

     The Company also has defined benefit pension plans covering certain domestic and most foreign employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. The Company funds its foreign plans based on local statutes and funds its domestic plans in amounts that fulfill the funding requirements of the Employee Retirement Income Security Act of 1974.

     Plan assets consist principally of common stocks, fixed income securities and cash equivalents.

     The net pension costs of defined benefit plans for fiscal
1994, 1995 and 1996 were as follows (with 1994 costs including the impact of a pension plan curtailment resulting from the restructuring of the Mail Processing Systems business):

                                                                       1994         1995         1996
                                                                     --------     --------     --------
Service cost ................................................        $  2,210     $  2,062     $  2,108
Interest cost ...............................................           4,098        4,225        4,602
Return on assets ............................................          (4,821)      (6,745)      (5,513)
Net amortization and deferral ...............................             193        1,497       (1,037)
Curtailment loss (included in 1994 restructuring expense) ...           5,431           --           --
                                                                      -------      -------      -------
Net pension cost ............................................        $  7,111     $  1,039     $    160
                                                                      =======      =======      =======

     The projected benefit obligations were determined using assumed discount rates of 8.0% to 8.5%, and assumed compensation increase rates of 4.0% to 5.5%. The assumed long-term rates of return on plan assets are 9.5% to 10.0%.

     The status of defined benefit plans at the end of fiscal 1995 and 1996 was as follows:

                                                                           1995                        1996
                                                                   --------------------        --------------------
                                                                   Funded      Unfunded        Funded      Unfunded
                                                                   -------     --------        -------     --------
Vested benefit obligation ....................................    $ 38,126     $ 13,848       $ 42,315     $ 16,505
                                                                   =======      =======        =======      =======
Accumulated benefit obligation ...............................    $ 38,527     $ 16,000       $ 42,578     $ 16,902
                                                                   =======      =======        =======      =======

Projected benefit obligation .................................    $ 40,316     $ 17,576       $ 44,792     $ 18,384
Plan assets at fair value ....................................      53,359           --         63,566           --
                                                                   -------      -------        -------      -------
Plan assets in excess of (less than)
 projected benefit obligation ................................      13,043      (17,576)        18,774      (18,384)
Unrecognized net (gain) loss .................................     (10,043)       2,377        (12,585)       2,098
Unrecognized prior service costs .............................       2,460          187          2,131          235
                                                                   -------      -------        -------      -------
Prepaid (accrued) pension cost ...............................    $  5,460     $(15,012)      $  8,320     $(16,051)
                                                                   =======      =======        =======      =======

Note 10 - Postretirement Benefits Other Than Pensions

     The Company has contributory and non-contributory postretirement medical benefit plans and a non-contributory postretirement life insurance benefit plan covering certain domestic employees; all plans are unfunded.

     The net postretirement benefit costs in fiscal 1994, 1995 and 1996 were as follows (with 1994 costs including the impact of a postretirement benefit plan curtailment resulting from the restructuring of the Mail Processing Systems business):

                                                                             1994        1995        1996
                                                                           --------    --------    --------
    Service cost ........................................................   $  124      $   41      $   92
    Interest cost .......................................................      764         898       1,033
    Net amortization and deferral .......................................       19          49         322
    Curtailment loss (included in 1994 restructuring expense) ...........    1,446          --          --
                                                                             -----       -----       -----
    Net postretirement benefit cost .....................................   $2,353      $  988      $1,447
                                                                             =====       =====       =====

     The accumulated postretirement benefit obligations at the end of fiscal 1995 and 1996 were as follows:

                                                                             1995        1996
                                                                           --------    --------
    Retirees ............................................................  $ 6,833     $ 6,820
    Active employees eligible for
     retirement benefits ................................................    4,418       5,219
    Active employees not yet eligible for
     retirement benefits ................................................      296         217
                                                                            ------      ------
    Accumulated postretirement benefit obligation .......................   11,547      12,256
    Unrecognized net loss ...............................................    3,276       3,830
                                                                            ------      ------
    Accrued postretirement benefit obligation ...........................  $ 8,271     $ 8,426
                                                                            ======      ======

     For measurement purposes, discount rates of 8.0% and 8.8% were used for 1995 and 1996 respectively, with an assumed constant inflationary health care cost trend rate of 5.5%. If the health care cost trend rate increased by 1.0%, the accumulated postretirement benefit obligation at the end of fiscal 1996 would increase by $1,506 and the net postretirement benefit cost for fiscal 1996 would increase by $127.

Note 11 - Capital Contribution

     In May 1995, the Company's parent made a capital contribution in the amount of $71,660, the net proceeds of which were used to repurchase $50,000 of the 10 3/4% Senior Subordinated Notes (and associated debt repurchase premium) and to prepay $17,628 of term loans under the Credit Agreement.


Note 12 - Common Stock

     The Company has 3,500 authorized shares of Common Stock ($.01 par value per share), 2,955 of which were issued and outstanding at the end of fiscal 1996. The Company is restricted from paying dividends on its Common Stock and the amount of stock repurchases is limited by the provisions of certain debt agreements.


Note 13 - Preferred Stock

     The Company has 354,000 authorized shares of $121.33 Intercompany Preferred Stock ($.01 par value per share), of which 199,636 were issued and outstanding at the end of fiscal 1996. In 1996, the Company repurchased 33,422 shares of the Intercompany Preferred Stock for $35,795, with proceeds from the amended Credit Agreement. Dividends are payable when declared in an annual amount equal to $121.33 prior to March 1, 2000, and $115.00 after March 1, 2000. Dividends will cumulate until declared and paid, and may be paid in additional shares of $121.33 Intercompany Preferred Stock. The Credit Agreement prohibits and the 9 1/4% Senior Notes and the 10 3/4% Senior Subordinated Notes restrict the payment of cash dividends on the Company's $121.33 Intercompany Preferred Stock.


Note 14 - Foreign Currency Transactions

     The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through May 1997, and are for an aggregate amount of $12,294 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts, however, such nonperformance is not anticipated.

     Net transaction gains(losses) for fiscal 1994, 1995 and 1996 of ($522), ($322) and $4, respectively, have been included in the earnings of the respective periods.


Note 15 - Contingent Liabilities

      The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

     The Internal Revenue Service (the "IRS") has notified the company of certain proposed adjustments to its income tax returns for fiscal years 1984 through 1991. The proposed adjustments primarily relate to the potential disallowance of certain deductions for depreciation and amortization. Certain of these proposed adjustments would also be applicable to the Company's fiscal years subsequent to 1991 and accordingly could result in further adjustments. The Company cannot now predict (i) when the examination process will be completed, (ii) the adjustments that the IRS may ultimately propose or (iii) the final resolution of any proposed adjustments. Accordingly, the outcome of the audits of the Company's income tax returns by the IRS is not determinable at this time. However, management believes that the resolution of these proposed adjustments will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Note 16 - Subsidiary Guarantors

     The 9 1/4% Senior Notes, the 10 3/4% Senior Subordinated Notes, and the Credit Agreement are jointly and severally guaranteed by certain domestic operating subsidiaries of the Company, excluding, among others, BHAC (the "Guarantors"). Such guarantees are irrevocable and unconditional, and represent a substantial portion of each Guarantor's net worth.

     The condensed consolidating information which follows presents:

1. Condensed consolidating balance sheets at the end of fiscal 1996 and 1995 and related condensed consolidating statements of operations and cash flows for fiscal 1996, 1995 and 1994. Investments in subsidiaries are accounted for by their parent companies on the cost basis for purposes of the condensed consolidating income statements, and therefore, earnings of subsidiaries are not reflected in the respective parent's net earnings.

2.  Elimination entries necessary to consolidate Bell & Howell
    Operating Company and its subsidiaries.

                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                             At the End of Fiscal 1996
                                                      ASSETS

                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Assets:
Cash and cash equivalents ......  $  15,480      $      --      $   4,318    $   4,809      $   6,353
Accounts receivable ............    186,862             --            413      137,655         48,794
Inventory ......................    139,831         (1,282)            --      112,958         28,155
Other current assets ...........     11,814             --          1,298        8,432          2,084
                                   --------       --------       --------     --------       --------
Total current assets ...........    353,987         (1,282)         6,029      263,854         85,386
Investment in subsidiaries .....         --         60,954        (60,954)          --             --
Intercompany accounts ..........         --             --        118,842      (99,046)       (19,796)
Net property, plant & equipment     155,728             --          1,591      143,406         10,731
Other non-current assets .......    283,252       (362,373)       376,875      220,228         48,522
                                   --------       --------       --------     --------       --------
Total assets ...................  $ 792,967      $(302,701)    $  442,383    $ 528,442      $ 124,843
                                   ========       ========       ========     ========       ========

                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                               At the End of Fiscal 1996
                                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Liabilities:
Current liabilities ............  $ 354,526      $      --      $  11,905    $ 285,590      $  57,031
Long-term debt .................    336,606       (362,373)       332,180      362,401          4,398
Other liabilities ..............     61,049             --         58,128        1,556          1,365
                                   --------       --------       --------     --------       --------
Total liabilities ..............    752,181       (362,373)       402,213      649,547         62,794
Shareholders' equity (deficit):
Intercompany Preferred Stock ...          2             --              2           --             --
Capital surplus ................    117,531       (179,314)       117,531      139,637         39,677
Retained earnings (deficit) ....    (77,363)       238,986        (77,363)    (260,742)        21,756
Cumulative foreign exchange
 translation adjustments .......        616             --             --           --            616
                                   --------       --------       --------     --------       --------
Total shareholders' equity
 (deficit) .....................     40,786         59,672         40,170     (121,105)        62,049
                                   --------       --------       --------     --------       --------
Total liabilities &
 shareholders' equity (deficit).  $ 792,967      $(302,701)     $ 442,383    $ 528,442      $ 124,843
                                   ========       ========       ========     ========       ========

                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                             At the End of Fiscal 1995
                                                      ASSETS

                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Assets:
Cash and cash equivalents ......  $   7,051      $     --       $   2,518    $   1,857      $   2,676
Accounts receivable ............    181,247            --             220      125,062         55,965
Inventory ......................    105,918        (1,163)             --       75,637         31,444
Other current assets ...........     11,768            --             998        8,525          2,245
                                   --------       --------       --------     --------       --------
Total current assets ...........    305,984        (1,163)          3,736      211,081         92,330
Investment in subsidiaries .....         --       105,198        (105,218)          20             --
Intercompany accounts ..........         --            --          63,429      (32,910)       (30,519)
Net property, plant & equipment     144,979            --           1,805      132,350         10,824
Other non-current assets .......    225,981      (362,373)        377,465      161,277         49,612
                                   --------      --------        --------     --------       --------
Total assets ...................  $ 676,944     $(258,338)      $ 341,217    $ 471,818      $ 122,247
                                   ========      ========        ========     ========       ========


                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                               At the End of Fiscal 1995
                                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Liabilities:
Current liabilities ............  $ 359,767      $      --      $  31,735    $ 265,782      $  62,250
Long-term debt .................    243,300       (362,373)       237,937      362,465          5,271
Other liabilities ..............     46,686             --         45,542          343            801
                                   --------       --------       --------     --------       --------
Total liabilities ..............    649,753       (362,373)       315,214      628,590         68,322
Shareholders' equity (deficit):
Intercompany Preferred Stock ...          2             --              2           --             --
Capital surplus ................    152,485       (164,436)       152,485      124,738         39,698
Retained earnings (deficit) ....   (126,484)       268,471       (126,484)    (281,510)        13,039
Cumulative foreign exchange
 translation adjustments .......      1,188             --             --           --          1,188
                                   --------       --------       --------     --------       --------
Total shareholders' equity
 (deficit) .....................     27,191        104,035         26,003     (156,772)        53,925
                                   --------       --------       --------     --------       --------
Total liabilities &
 shareholders' equity (deficit).  $ 676,944     $ (258,338)     $ 341,217    $ 471,818      $ 122,247
                                   ========      =========       ========     ========       ========

                                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                    Fiscal 1996


                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Net sales .....................    $ 902,797      $ (47,386)     $     --     $ 771,323      $ 178,860
Cost of sales .................      576,417        (47,277)           --       498,131        125,552
Operating expenses ............      236,749             --       (20,234)      213,476         43,518
Net interest expense (income) .       21,022             --       (11,535)       38,948         (6,391)
                                    --------       --------       -------      --------       --------
Earnings before income
 taxes and extraordinary items.       68,609           (109)       31,769        20,768         16,181
Income tax expense ............       18,400             --        10,936            --          7,464
                                    --------       --------      --------      --------       --------
Earnings before
 extraordinary items ..........       50,209           (109)       20,833        20,768          8,717

Extraordinary loss ............       (1,088)            --        (1,088)           --             --
                                    --------       --------      --------      --------       --------
Net earnings ..................    $  49,121      $    (109)     $ 19,745     $  20,768      $   8,717
                                    ========       ========      ========      ========       ========

                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                     Fiscal 1995


                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Net sales .....................    $ 819,889       $ (53,083)   $      --     $ 689,048      $ 183,924
Cost of sales .................      511,399         (52,876)          --       436,953        127,322
Operating expenses ............      224,869              --      (22,995)      199,141         48,723
Net interest expense (income) .       26,961              --       (7,943)       38,935         (4,031)
                                    --------        --------     --------      --------       --------
Earnings before income
 taxes and extraordinary items.       56,660            (207)      30,938        14,019         11,910
Income tax expense (benefit) ..       13,439             (83)       9,187            --          4,335
                                    --------        --------     --------      --------       --------
Earnings before
 extraordinary items ..........       43,221            (124)      21,751        14,019          7,575

Extraordinary losses ..........       (3,219)             --       (3,219)           --             --
                                    --------        --------     --------      --------       --------
Net earnings ..................    $  40,002       $    (124)   $  18,532     $  14,019      $   7,575
                                    ========        ========     ========      ========       ========

                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                      Fiscal 1994



                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Net sales ....................     $ 720,340      $ (47,159)    $      --    $ 601,822        $ 165,677
Cost of sales ................       455,424        (47,465)           --      386,551          116,338
Operating expenses ...........       194,325             --       (18,109)     168,298           44,136
Restructuring ................        32,893             --            --       29,182            3,711
Net interest expense (income).        27,567             --        (9,264)      41,153           (4,322)
                                    --------       --------      --------     --------         --------
Earnings (loss) before income
 taxes and extraordinary item         10,131            306        27,373      (23,362)           5,814
Income tax expense (benefit)..        (2,490)           122        (4,038)          --            1,426
                                    --------       --------      --------     --------         --------
Earnings (loss) before
 extraordinary item ..........        12,621            184        31,411      (23,362)           4,388

Extraordinary loss ...........          (978)            --          (978)          --               --
                                    --------       --------      --------     --------         --------
Net earnings (loss) ..........     $  11,643      $     184     $  30,433    $ (23,362)       $   4,388
                                    ========       ========      ========     ========         ========

                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  Fiscal 1996

                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Net cash provided (used) by
 operating activities ........     $ 79,010      $      --     $ (30,793)   $  93,627      $  12,576
                                    --------      --------      --------     --------       --------
Investing activities:
Expenditures for property,
 plant and equipment .........      (42,744)            --          (306)     (40,261)        (2,177)
Acquisitions .................      (65,314)            --       (14,900)     (50,414)            --
                                    --------      --------      --------     --------       --------
Net cash used by
 investing activities ........      (108,058)           --       (15,206)     (90,675)        (2,177)
                                    --------      --------      --------     --------       --------
Financing activities:
Net short-term borrowings ....        (6,062)           --            --           --         (6,062)
Net long-term borrowings .....        78,886            --        79,153           --           (267)
Redemption of Intercompany
 Preferred Stock .............       (34,954)           --       (34,954)          --             --
                                    --------      --------       -------      -------        -------
Net cash provided (used) by
 financing activities ........        37,870            --        44,199           --         (6,329)
                                     -------      --------       -------      -------        -------
Effect of exchange rate changes
 on cash .....................          (393)           --            --           --           (393)
                                     -------      --------       -------      -------        -------
Increase (decrease) in cash
 and cash equivalents ........     $   8,429     $      --     $   1,800    $   2,952      $   3,677
                                    ========      ========      ========     ========       ========

                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                           Fiscal 1995

                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Net cash provided (used) by
 operating activities ........     $ 43,380       $      --      $ (1,861)    $ 43,428       $   1,813
                                    -------        --------       -------      -------        --------
Investing activities:
Expenditures for property,
 plant and equipment .........      (44,047)             --          (208)     (40,809)         (3,030)
Acquisitions .................       (2,849)             --            --       (2,849)             --
                                    -------        --------       -------      -------        --------
Net cash used by
 investing activities ........      (46,896)             --          (208)     (43,658)         (3,030)
                                    -------        --------       -------      -------        --------
Financing activities:
Proceeds from issuance of
 Common Stock ................       71,660              --        71,660           --              --
Net short-term borrowings ....        2,457              --            --           --           2,457
Net long-term borrowings .....      (79,313)             --       (78,760)          --            (553)
                                    -------        --------       -------      -------        --------
Net cash provided (used) by
 financing activities ........       (5,196)             --        (7,100)          --           1,904
                                    -------        --------       -------      -------        --------
Effect of exchange rate changes
 on cash .....................         (365)             --            --           --            (365)
                                    -------        --------       -------      -------        --------
Increase (decrease) in cash
 and cash equivalents ........     $ (9,077)      $      --      $ (9,169)    $   (230)      $     322
                                    =======        ========       =======      =======        ========

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                            Fiscal 1994

                                                                 Parent      Combined
                                 Consolidated    Eliminations    Company     Guarantors    Non-Guarantors
                                 ------------   -------------    --------    ----------    --------------
Net cash provided by
 operating activities ........    $ 132,825       $      --     $ 24,825      $ 52,202        $ 55,798
                                   --------        --------      -------       -------         -------
Investing activities:
Expenditures for property,
 plant and equipment .........      (38,345)             --       (1,319)      (33,978)         (3,048)
Acquisitions .................      (18,747)             --           --       (18,409)           (338)
                                   --------        --------      -------       -------         -------
Net cash used by
 investing activities ........      (57,092)             --       (1,319)      (52,387)         (3,386)
                                   --------        --------      -------       -------         -------
Financing activities:
Net short-term borrowings ....       (4,267)             --           --            --          (4,267)
Net long-term borrowings .....      (62,186)             --      (12,126)           --         (50,060)
                                   --------        --------      -------       -------         -------
Net cash used by
 financing activities ........      (66,453)             --      (12,126)           --         (54,327)
                                   --------        --------      -------       -------         -------
Effect of exchange rate changes
 on cash .....................            9              --           --            --               9
                                   --------        --------      -------       -------         -------
Increase (decrease) in cash
 and cash equivalents ........    $   9,289       $      --     $ 11,380      $   (185)      $  (1,906)
                                   ========        ========      =======       =======        ========

Item 9.  Changes in and Disagreements with Accountants on
------   ------------------------------------------------
         Accounting and Financial Disclosure.
         -----------------------------------

     None.


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

     Information regarding Directors and Executive Officers of the Registrant is included at the end of Part I of this report.


Item 11.  Executive Compensation.
-------   ----------------------

Compensation of Directors

     In 1996, the directors of the Company did not receive annual retainer or meeting attendance fees.

Executive Compensation

     The following table sets forth the cash compensation paid by the Company to each of the five most highly compensated executive officers for fiscal 1996, 1995 and 1994:

                                             SUMMARY COMPENSATION TABLE
                                             --------------------------

                                                                           Long Term
                                                                          Compensation
                                                                   --------------------------
                                                                     Awards(2)    Payouts (3)
                                                                   -----------    -----------
                                                                    Securities
                                Fiscal     Annual Compensation      Underlying        LTIP         All Other
Name and Principal Position      Year      Salary     Bonus(1)      Options(#)       Payouts     Compensation
---------------------------     ------     -------    --------      ----------      ---------    ------------
William J. White, Chairman       1996      $643,853   $294,241           ---       $   ---        $ 30,092 (4)
of the Board                     1995       614,427    307,501         460,000         ---          34,574 (4)
                                 1994       597,696    582,754           ---           ---          36,711 (4)

James P. Roemer,                 1996       510,572    233,331           ---          54,384        94,984 (5)
President and Chief              1995       405,655    252,689         385,000         ---          21,992 (5)
Executive Officer                1994       206,000    132,679           ---         431,679       176,758 (5)

Nils A. Johansson,               1996       396,162    181,046           ---          79,380        27,069 (6)
Executive Vice President         1995       363,827    216,063         270,000         ---          31,768 (6)
and Chief Financial Officer      1994       264,092    184,865           ---         184,500        21,200 (6)

Ben L. McSwiney,                 1996       254,539    107,413          12,000         ---         113,422 (8)
President of MPS                 1995 (7)   140,219      9,363          10,500         ---           2,963 (8)

Henry G. Riner,                  1996       249,999     34,050          12,000        10,560        65,746 (10)
President of UMI                 1995 (9)   193,655     95,000          10,000         ---           6,411 (10)


(1) Consists of amounts awarded under an employment agreement in respect of Mr. White and under the Company's Management Incentive Bonus Plan (the "MIB") in respect of Messrs. Roemer, Johansson, McSwiney and Riner. The MIB provides a financial incentive for key management employees to focus their efforts on, and achieve, annual financial targets. Payments under the MIB for fiscal 1996 were made in February 1997.

(2) Amounts reflected in this column are for grants of stock options under the 1995 Stock Option Plan for the Common Stock of Bell & Howell Company. No Stock Appreciation Rights
     (SAR's) have been used by Bell & Howell Company.

(3) For fiscal 1994, consists of amounts earned under the Company's Long-Term Incentive Plan: 1991-1994 (the "1991-1994 LTIP"). The 1991-1994 LTIP provided long-term incentives to key management employees by rewarding them for achieving financial targets for the period commencing fiscal 1991 through fiscal 1994. Messrs. White, McSwiney and Riner did not participate in the 1991-1994 LTIP. Mr. Roemer earned $287,674 under an additional long-term incentive plan. Payments under the 1991-1994 LTIP were made in March 1995.

     For fiscal 1996, consists of amounts earned under the Company's Long-Term Incentive Plan: 1993-1996 (the "1993-1996 LTIP"). The 1993-1996 LTIP initially provided long-term incentives to key management employees by rewarding them for achieving financial targets for the period commencing fiscal 1993 through fiscal 1996. The 1993-1996 LTIP was terminated as of the end of fiscal 1994 and replaced with the 1995
     Stock Option Plan. Amounts earned under the 1993-1996 LTIP were determined based on performance through the end of fiscal 1994, and prorated payments were made in February 1997.

(4) For fiscal 1996, 1995 and 1994, consists of $3,000 in contributions to the Bell & Howell Profit Sharing Retirement Plan ("PSRP"); $16,027, $20,944 and $19,953,
     respectively, in contributions to the Bell & Howell Replacement Benefit Plan ("RBP") and $11,065, $10,630 and $13,758, respectively, in imputed life insurance.

(5) For fiscal 1996, 1995 and 1994 consists of $3,000 in contributions to the PSRP; $3,384, $2,084, and $1,905, respectively, in imputed life insurance; $12,381, $16,908 and $7,183, respectively, in contributions to the RBP; and for fiscal 1996 and 1994 consists of $76,219 and $164,670, respectively, for relocation and related expenses.

(6) For fiscal 1996, 1995 and 1994, consists of $6,000 in contributions to the PSRP; $18,489, $23,328 and $13,172, respectively, in contributions to the RBP; and $2,580, $2,440 and $2,028, respectively, in imputed life insurance.

(7) 1995 reflects compensation for the six month period from July 1995, when Mr. McSwiney's employment by the Company began, through December 1995.

 (8) For fiscal 1996 and 1995, consists of $3,000 and $2,308 respectively in contributions to the PSRP; $3,011 and $655 respectively, in imputed life insurance; and for fiscal 1996 includes $2,278 in contributions to the RBP; $59,571 for relocation and related expenses; and $45,562 of income resulting from the exercise of non-qualified stock options.

 (9) 1995 reflects compensation for the full year 1995, during which Mr. Riner was promoted to President of UMI.

(10) For fiscal 1996 and 1995, consists of $3,000 in contributions to the PSRP; $3,992 and $2,558 respectively, in contributions to the RBP and $2,289 and $853 respectively, in imputed life insurance. Fiscal 1996 additionally includes $33,903 for relocation and related expenses; and $22,562 of income resulting from the exercise of non-qualified stock options.

     The following tables set forth the number of options to purchase Bell & Howell Company Common Stock granted to each of the named executive officers during fiscal 1996 and 1995 (pursuant to the 1995 Stock Option Plan) and the potential realizable values of such options, upon their latest possible expiration date, at arbitrarily assumed annualized rates of stock price appreciation of 5%, 10% and 20% over the term of the options. Because actual gains will depend upon, among other things, the actual dates of exercise of the options and the future performance of the Common Stock in the market, the amounts reflected in these tables may not reflect the ultimate values actually realized.

                                                  STOCK OPTIONS
                                                Individual Grants

                                                                                                 Potential Realizable
                                  Number of       Percent                                         Value at Assumed
                                  Securities      of Total      Exercise       Latest           Annual Rates of Stock
                                  Underlying       Annual          or         Possible           Price Appreciation
                       Year of     Options        Options      Base Price    Expiration            For Option Term
       Name             Grant      Granted (#)    Granted        ($/Sh)         Date          5%         10%          20%
--------------------   -------   ------------   ------------   ----------   -----------    --------    --------    ----------
William J. White         1995       46,000                       $15.50       May 2001     $242,488    $550,123    $1,416,007
                         1995       46,000                        18.50       May 2001      104,488     412,123     1,278,007
                         1995       92,000                        22.25       May 2001           --     479,246     2,211,013
                         1995       92,000                        26.75       May 2001           --      65,246     1,797,013
                         1995       92,000                        32.00       May 2001           --          --     1,314,013
                         1995       92,000                        38.50       May 2001           --          --       716,013
                                   -------
                                   460,000           35.4%

James P. Roemer          1995       38,500                       $15.50       May 2001     $202,952    $460,429    $1,185,136
                         1995       38,500                        18.50       May 2001       87,452     344,929     1,069,636
                         1995       77,000                        22.25       May 2001           --     401,108     1,850,522
                         1995       77,000                        26.75       May 2001           --      54,608     1,504,022
                         1995       77,000                        32.00       May 2001           --          --     1,099,772
                         1995       77,000                        38.50       May 2001           --          --       599,272
                                   -------
                                   385,000           29.7%

Nils A. Johansson        1995       27,000                       $15.50       May 2001     $142,330    $322,898    $  831,134
                         1995       27,000                        18.50       May 2001       61,330     241,898       750,134
                         1995       54,000                        22.25       May 2001           --     281,297     1,297,769
                         1995       54,000                        26.75       May 2001           --      38,297     1,054,769
                         1995       54,000                        32.00       May 2001           --          --       771,269
                         1995       54,000                        38.50       May 2001           --          --       420,269
                                   -------
                                   270,000           20.8%

Ben L. McSwiney          1996       12,000            5.3%       $31.75       May 2006     $239,609    $607,216    $1,978,052
                         1995       10,500            0.8%        20.50      July 2005      135,370     343,053     1,117,521

Henry G. Riner           1996       12,000            5.3%       $31.75       May 2006     $239,609    $607,216    $1,978,052
                         1995       10,000            0.8%        15.50       May 2005       97,479     247,030       804,719

                                          AGGREGATED STOCK OPTION EXERCISES IN 1996 AND
                                                  YEAR END STOCK OPTION VALUES

                                                            Number of Unexercised
                                                                  Options at         Value of Unexercised
                                                                                     In-the-Money Options
                                                               Year-End (#)(1)       at Year-End ($)(1)(2)
                                                            ---------------------   ----------------------
                        Shares Acquired    Value Realized         Exercisable/              Exercisable/
     Name               on Exercise (#)        ($)(1)            Unexercisable             Unexercisable
--------------------   -----------------   --------------   ---------------------   -----------------------
William J. White             None               N/A           None / 460,000 (3)      None /  $575,000 (3)

James P. Roemer              None               N/A           None / 385,000 (3)      None /   481,250 (3)

Nils A. Johansson            None               N/A           None / 270,000 (3)      None /   337,500 (3)

Ben L. McSwiney              None               N/A           2,100/   8,400 (4)      4,725 /   18,900 (4)
                                                              None /  12,000 (5)      None /      None (5)

Henry G. Riner               None               N/A           2,000/   8,000 (4)      14,500 /  58,000 (4)
                                                              None /  12,000 (5)      None /      None (5)


(1) All information provided is with respect to stock options. No SAR's have been issued by Bell & Howell Company.

(2) These amounts have been determined by multiplying the aggregate number of options by the difference between $22.75, the closing price of Bell & Howell Company's Common Stock on the New York Stock
     Exchange on December 27, 1996 (the last trading day of fiscal 1996), and the exercise price of the options.

(3) These options are exercisable as follows: up to 25% after May 1998, up to 50% after May 1999 and up to 100% after May 2000.

(4) These options are exercisable in annual 20% increments commencing in May of each year from May 1996 through May 2000.

(5) These options are exercisable in annual 20% increments commencing in May of each year from May 1997 through May 2001.

     The 1995 Stock Option Plan replaced the 1993-1996 LTIP which covered officers and certain employees, and was to provide payments based on the participants' participation level (which was either 30% or 60% of the employees' base rate of pay on January 1, 1993 or the date such participant was designated as eligible for the 1993-1996 LTIP by the Board of Directors) and the achievement of established financial targets. Amounts earned under the 1993-1996 LTIP were determined based on performance through the end of fiscal 1994, and prorated payments were made in February of 1997.

Supplemental Retirement Plan

     The Bell & Howell Supplemental Retirement Plan ("SRP") provides officers and certain employees with additional pension benefits upon retirement, in order to supplement social security and other benefits provided under the Bell & Howell Profit Sharing Retirement Plan ("PSRP") and the Bell & Howell Replacement Benefit Plan ("RBP"). Generally, the SRP provides for lifetime monthly pension payments which equal the excess, if any, of (i) up to 50% (the actual percentage being proportional to length of service) of the participant's average monthly compensation (which is defined to include salary and annual bonuses up to 150% of target) during the highest paid four years of the participant's last six years of employment over (ii) the sum of the aggregate monthly amounts which are payable under the PSRP, RBP (in each case exclusive of voluntary and mandatory employee contributions and investment additions thereon) and primary social security benefits. If a participant is involuntarily terminated for a reason other than for cause and such terminated employee shall have been a plan participant for at least five years, he shall be entitled to deferred SRP payments calculated as if his termination date were his retirement date. If a participant voluntarily terminates his employment and such terminated employee shall have been an employee for at least ten years and a plan participant for at least five years, he shall be entitled to deferred SRP payments calculated as if his termination date were his retirement date.
The credited years of service at the end of fiscal 1996 for each of the individuals listed in the Summary Compensation Table are 6 years for Mr. White, 5 years for Mr. Roemer, 15 years for Mr. Johansson, 2 years for Mr. Riner and 1 year for Mr. McSwiney. The Company estimates that the annual benefits which have accrued through the end of fiscal 1996 and would be payable upon retirement at age 60 pursuant to the SRP would be $142,950 for Mr. White, $43,600 for Mr. Roemer, $152,475 for Mr. Johansson and $3,675 for Mr. Riner. No SRP benefits have yet accrued at the end of fiscal 1996 for Mr. McSwiney.

     The following annual benefits would be payable upon retirement at or after age 60 to persons in the following specified participation levels, compensation and year-of-service classifications, less amounts received as social security benefits and benefits under the Company's other retirement plans:

                SUPPLEMENTAL RETIREMENT PLAN TABLE

PARTICIPATION                     YEARS OF SERVICE
LEVEL I                   -------------------------------
REMUNERATION                 15                20 or more
------------              ---------            ----------
 $250,000                 $ 93,750              $125,000

  425,000                  159,375               212,500

  600,000                  225,000               300,000

  775,000                  290,625               387,500

  950,000                  356,250               475,000

PARTICIPATION                                          YEARS OF SERVICE
LEVEL II                   --------------------------------------------------------------------------
REMUNERATION                  15                  20                   25                  30 or More
------------               --------            --------             --------               -----------
 $125,000                  $ 34,375            $ 43,750             $ 53,125                 $ 62,500

  150,000                    41,250              52,500               63,750                   75,000

  175,000                    48,125              61,250               74,375                   87,500

  200,000                    55,000              70,000               85,000                  100,000

  225,000                    61,875              78,750               95,625                  112,500

Participants' may retire between ages 55 and 60 with benefits reduced based on age.

Employment Contracts

     The Company entered into an employment agreement with William
J. White dated as of March 23, 1990. Mr. White's salary and bonus are set by the Compensation Committee of the Board of Directors of Bell & Howell Company. Pursuant to the terms of the employment agreement, Mr. White is an employee at will. The agreement provides that Mr. White shall be entitled to severance pay equal to one-half of his annual base salary at the time of his termination and a prorated bonus if terminated without cause or if Mr. White resigns for good reason (as defined therein). The agreement contains noncompetition and confidentiality commitments.


Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors of
Bell & Howell Company oversees compensation for the Company's executive officers. The Committee in 1996 consisted of Messrs. William E. Oberndorf (Chairman), David Bonderman, J. Taylor Crandall, Daniel L. Doctoroff and Gary L. Roubos. None of Messrs. Oberndorf, Bonderman, Crandall, Doctoroff and Roubos were executive officers of the Company during 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management.
          ----------

     None.


Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     None.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 26, 1997               Bell & Howell Operating Company

                                   By:  /s/ William J. White
                                    ------------------------
                                    William J. White
                                    Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                               Title                        Date
--------------------------------       ---------------------------        ----------------
/s/ William J. White                    Chairman of the Board              March 26, 1997
--------------------------------
William J. White

/s/ James P. Roemer                     President, Chief Executive         March 26, 1997
--------------------------------         Officer and Director
James P. Roemer

/s/ Nils A. Johansson                   Executive Vice President,          March 26, 1997
--------------------------------         Chief Financial Officer
Nils A. Johansson                        and Director

/s/ Stuart T. Lieberman                 Vice President, Controller,        March 26, 1997
--------------------------------         Chief Accounting Officer
Stuart T. Lieberman                      and Director

/s/ Gary S. Salit                       Corporate Counsel and              March 26, 1997
--------------------------------        Secretary
Gary S. Salit

Item 14.  Exhibits, Financial Statement Schedules, and Reports
-------   ----------------------------------------------------
          on Form 8-K.
          -----------

(a)  1.   Financial statements:
          The following consolidated financial statements of Bell & Howell Operating Company are included in Part II,
          Item 8, Financial Statements and Supplementary Data:

          Independent Auditors' Report

          Consolidated Statements of Operations -
          Fiscal years 1994, 1995 and 1996

          Consolidated Balance Sheets - At the end of fiscal years
          1995 and 1996

          Consolidated Statements of Cash Flows -
          Fiscal years 1994, 1995 and 1996

          Consolidated Statements of Shareholders'
          Equity - Fiscal years 1994, 1995 and 1996

          Notes to Consolidated Financial Statements

     2. Financial statement schedule filed as a part of this report:

          Financial Statement Schedules are omitted as the required information is either inapplicable or is presented in the Company's Consolidated Financial
          Statements or the Notes thereto.

     3.   Exhibits and Financial Statement Schedules

     (a)     Exhibits.

     Exhibit
       No.     Description
     -------   -----------

      *3.1     Form of amendment to Certificate of
               Incorporation of Bell & Howell Company, as amended, Registration No. 33-59994

      *3.2     By-laws of Bell & Howell Company is
               incorporated herein by reference to Exhibit
               3.2 to Bell & Howell Company's Registration
               Statement on Form S-1 as amended, Registration
               No. 33-63556

      *4.1     Form of 9 1/4% Senior Note due 2000 of
               Bell & Howell Operating Company including the form of notation relating to the Subsidiary Guarantee of Bell & Howell
               Postal Systems Inc.  Bell & Howell
               Document Management Products Company, Bell &
               Howell Publication Systems Company,
               Bell & Howell Mail Processing Systems
               UMI Company and Bell & Howell Mailmobile
               Company is incorporated herein by reference to
               Exhibit 4.1 to Bell & Howell Operating
               Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

      *4.2 Indenture dated as of June 21, 1993 between Bell & Howell Operating Company, Bell & Howell Postal Systems Inc., Bell & Howell
               Document Management Products Company,
               Bell & Howell Publication Systems Company,
               Bell & Howell Mail Processing Systems,
               UMI Company, Bell & Howell Mailmobile Company and The First National Bank of Boston, as Trustee, relating to the 9 1/4% Senior Notes due 2000 of Bell & Howell Operating Company is incorporated herein by reference to Exhibit
               4.6 to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as
               amended, Registration No. 33-63556

      *4.3 Form of 10 3/4% Series B Senior Subordinated Note of Bell & Howell Operating Company including the form of notation relating to the Subsidiary Guarantee of Bell & Howell Document Management Products Company, Bell & Howell Publication Systems Company, Bell & Howell Mail Processing Systems, UMI Company and
               Bell & Howell Mailmobile Company is
               incorporated herein by reference to Exhibit
               4.2 to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as
               amended, Registration No. 33-63556

      *4.4 Indenture dated as of October 5, 1992 between Bell & Howell Operating Company, Bell & Howell Document Management Products Company,
               Bell & Howell Publication Systems Company,
               Bell & Howell Mail Processing Systems,
               UMI Company, Bell & Howell Mailmobile Company and The First National Bank of Boston, as Trustee, relating to the 10 3/4% Series A and Series B Senior Subordinated Notes due 2002 of Bell & Howell Operating Company is incorporated herein by reference to Exhibit
               4.7 to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as
               amended, Registration No. 33-63556

     *10.1 Certificate of Designation for the $121.33 Intercompany Preferred Stock of Bell & Howell Operating Company is incorporated herein by reference to Exhibit 4.5 to Bell & Howell Operating Company's Registration Statement on Form S-1, as amended, Registration
               No. 33-63556

     *10.2     Amended and Restated Profit Sharing Retirement
               Plan is incorporated herein by reference to
               Exhibit 10.1 to Bell & Howell Operating
               Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.3 Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit
               10.4 to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.4 Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Operating Company's Registration
               Statement on Form S-1, as amended, Registration
               No. 33-63556

     *10.5 Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Operating Company's Registration
               Statement on Form S-1, as amended, Registration
               No. 33-63556

     *10.6 Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Operating Company's
               Registration Statement on Form S-1, as amended,
               Registration No. 33-89992

     *10.7 Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Operating Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.8 Employment Agreement with William J. White dated as of March 23, 1990 is incorporated herein by reference to Exhibit 10.11 to Bell & Howell Operating Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.9 Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company's Registration Statement on Form S-1, as amended, Registration No. 33-59994

    *10.10     Registration Rights Agreement dated as of
               May 10, 1988 by and among Bell & Howell
               Group, Inc. and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Operating Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

    *10.11 Amended and Restated Credit Agreement, dated as of September 4, 1996, among Bell & Howell Operating Company, the Lenders listed therein and Bankers Trust Company, as Agent, Registration No. 1-3246

    *10.12 Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) Registration Statement on Form S-1, as amended, Registration No. 33-89992

    *10.13 Receivables Purchase Agreement dated May 1, 1996, between Bell & Howell Acceptance Corporation and the First National Bank of Chicago, Registration
               No. 1-3246

      11.1     Computation of Earnings (Loss) per Common Share

      21.1     Subsidiaries of Bell & Howell Company

      27.1     Financial Data Schedule

*   As previously filed

      (b) Reports on Form 8-K filed during the last quarter of the year:

               None.

      (c)      Exhibits

               The response to this portion of Item 14 is submitted as a separate section of this report.

      (d)      Schedules

               The response to this portion of Item 14 is submitted as a separate section of this report.