Form 10-Q
period 1997-06-28
BELL & HOWELL OPERATING CO
filed 1997-08-12
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
   June 28, 1997                             1-3246


               BELL & HOWELL OPERATING COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of August 5, 1997 was 2,955.

                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Twenty-Six Weeks Ended
             June 29, 1996 and June 28,1997................     1

            Consolidated Balance Sheets - Assets at
             December 28, 1996 and June 28, 1997 ..........     2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at December 28, 1996
             and June 28, 1997 ............................     3

            Consolidated Statements of Cash Flows
             for the Twenty-Six Weeks Ended
             June 29, 1996 and June 28,1997................     4

            Notes to the Consolidated Financial
             Statements ...................................     5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................    16


PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ..............................    22

  Item 6.  Exhibits and Reports on Form 8-K ...............    22


SIGNATURE PAGE ............................................    23

                                    Bell & Howell Operating Company and Subsidiaries
                                         Consolidated Statements of Operations
                                     (Dollars in thousands, except per share data)
                                                    (Unaudited)


                                                  Thirteen Weeks                Twenty-Six Weeks
                                                      Ended                           Ended
                                             ------------------------       ------------------------
                                               June 29,       June 28,       June 29,      June 28,
                                                1996           1997           1996          1997
                                             ----------     ----------      ----------    ----------
Net sales                                    $ 213,973      $ 218,150       $ 415,065     $ 418,168

Operating costs and expenses:
Cost of sales                                  139,519        135,561         269,412       264,720
Research and development                         8,523         10,206          16,454        19,822
Selling and administrative                      48,378         52,378          97,399        98,375
                                              --------       --------        --------      --------
Total operating costs and expenses             196,420        198,145         383,265       382,917

Operating income                                17,553         20,005          31,800        35,251

Net interest expense:
Interest (income)                               (3,972)        (5,325)         (8,214)      (10,317)
Interest expense                                 9,511         11,591          18,494        22,438
                                              --------       --------        --------      --------
Net interest expense                             5,539          6,266          10,280        12,121

Earnings before income taxes and
 extraordinary items                            12,014         13,739          21,520        23,130

Income tax expense                               2,361          3,271           3,731         4,725
                                              --------       --------        --------      --------
Earnings before extraordinary items              9,653         10,468          17,789        18,405

Extraordinary losses                            (1,088)           (67)         (1,088)          (97)
                                              --------       --------        --------      --------
Net earnings                                     8,565         10,401          16,701        18,308

Dividends on preferred stock                     6,452          5,954          12,891        11,843
                                              --------       --------        --------      --------
Net earnings applicable to common stock      $   2,113      $   4,447       $   3,810     $   6,465
                                              ========       ========        ========      ========

Net earnings per common share:

 Earnings before extraordinary items         $   1,083      $   1,528       $   1,657     $   2,221
 Extraordinary losses                             (368)           (23)           (368)          (33)
                                              --------       --------        --------      --------
 Net earnings per common share               $     715      $   1,505       $   1,289     $   2,188
                                              ========       ========        ========      ========


Average common shares outstanding                2,955          2,955           2,955         2,955




     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

               Bell & Howell Operating Company and Subsidiaries
                         Consolidated Balance Sheets
                            (Dollars in thousands)

                                    Assets

                                                December 28,      June 28,
                                                     1996           1997
                                                 ------------    ------------
                                                   (Audited)     (Unaudited)
Current assets:
Cash and cash equivalents                         $  15,480        $  14,077
Accounts receivable, less allowance for
 doubtful accounts of $5,294 and $5,391,
 respectively                                       186,862          164,158
Inventory                                           139,831          155,256
Other current assets                                 11,814           13,356
                                                   --------         --------
Total current assets                                353,987          346,847

Property, plant and equipment, at cost              363,015          379,755
Accumulated depreciation                           (207,287)        (229,193)
                                                   --------         --------
Net property, plant and equipment                   155,728          150,562

Long-term receivables                                54,707           52,083
Goodwill, net of accumulated amortization           189,868          190,835
Other assets                                         38,677           38,386
                                                   --------         --------
Total assets                                      $ 792,967        $ 778,713
                                                   ========         ========



     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                 Bell & Howell Operating Company and Subsidiaries
                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                          Liabilities and Shareholders' Equity

                                                      December 28,      June 28,
                                                          1996           1997
                                                      ------------  -------------
                                                        (Audited)    (Unaudited)
Current liabilities:
Notes payable                                          $   8,397      $   5,821
Current maturities of long-term debt                       1,667          1,089
Accounts payable                                          93,135         61,593
Accrued expenses                                          78,486         63,161
Deferred income                                          171,698        146,148
Accrued income taxes                                       1,143             --
                                                        --------       --------
Total current liabilities                                354,526        277,812

Long-term liabilities:
Long-term debt                                           336,606        397,674
Other liabilities                                         61,049         62,296
                                                        --------       --------
Total long-term liabilities                              397,655        459,970

Shareholders' equity:
$121.33 Intercompany Preferred Stock,
 $.01 par value, 199,636 shares outstanding at
 December 28, 1996, and 196,296 shares
 outstanding at June 28, 1997                                  2              2
Common Stock, $.01 par value, 2,955 shares
 issued and outstanding at December 28, 1996
 and June 28, 1997                                            --             --
Capital surplus                                          117,531        101,331
Retained earnings (deficit)                              (77,363)       (59,055)
Cumulative foreign exchange translation adjustments          616         (1,347)
                                                        --------       --------
Total shareholders' equity                                40,786         40,931

Commitments and contingencies                                 --             --
                                                        --------       --------
Total liabilities and shareholders' equity             $ 792,967      $ 778,713
                                                        ========        =======


     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                       Bell & Howell Operating Company and Subsidiaries
                             Consolidated Statements of Cash Flows
                                         (Dollars in thousands)
                                             (Unaudited)

                                                              Twenty-Six Weeks
                                                                    Ended
                                                        -----------------------------
                                                         June 29,           June 28,
                                                          1996               1997
                                                         --------           --------
Operating Activities:
Net earnings                                            $ 16,701           $ 18,308
Depreciation and amortization                             23,529             28,671
Changes in operating assets and liabilities:
Accounts receivable                                       29,994             23,954
Inventory                                                (33,293)            (7,878)
Other current assets                                      (1,036)            (1,124)
Long-term receivables                                      8,457              2,624
Income taxes                                              (5,239)               847
Accounts payable                                          (4,625)           (33,027)
Accrued expenses                                          (5,024)           (16,121)
Deferred income and other long-term liabilities          (26,361)           (30,864)
Other, net                                                  (612)            (5,530)
                                                         -------            -------
Net cash provided (used) by operating activities           2,491            (20,140)

Investing activities:
Expenditures for property, plant and equipment           (20,384)           (17,184)
Acquisitions                                             (19,718)            (5,753)
                                                         -------            -------
Net cash used by investing activities                    (40,102)           (22,937)

Financing activities:
Redemption of $121.33 Intercompany Preferred Stock       (35,795)           (16,200)
Proceeds from short-term debt                              9,224              3,831
Repayment of short-term debt                             (12,235)            (6,407)
Proceeds from long-term debt                             192,050             70,903
Repayment of long-term debt                             (112,444)           (10,081)
                                                         -------            -------
Net cash provided by financing activities                 40,800             42,046

Effect of exchange rate changes on cash                     (125)              (372)
                                                         -------            -------
Increase (decrease) in cash and cash equivalents           3,064             (1,403)

Cash and cash equivalents, beginning of period             7,051             15,480
                                                         -------            -------
Cash and cash equivalents, end of period                $ 10,115           $ 14,077
                                                         =======            =======

Supplemental schedule of non-cash activities:

Preferred dividends paid-in-kind                        $ 12,891           $ 11,843
                                                         =======            =======


         The accompanying Notes to the Consolidated Financial Statements are an
                            integral part of these statements.

        Bell & Howell Operating Company and Subsidiaries

         Notes to the Consolidated Financial Statements

                      (Dollars in thousands)


Note 1 - Basis of Presentation

     Bell & Howell Operating Company is a wholly-owned subsidiary of Bell & Howell Company (which is a holding company, the primary assets of which are all of the issued and outstanding shares of capital stock of Bell & Howell Operating Company). Bell & Howell Company conducts business through Bell & Howell Operating Company and has no operations of its own.

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

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,489 at December 28, 1996 and June 28, 1997.


Note 3 - Extraordinary Losses

     The extraordinary loss of $97 ($152 pretax) in first half 1997 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $2,100 of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the Bank Credit Agreement.

     The extraordinary loss of $1,088 ($1,700 pretax) in first half 1996 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $17,920 of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the Bank Credit Agreement.


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

     The condensed consolidating information which follows presents:

1. Condensed consolidating balance sheets at June 28, 1997 and December 28, 1996 and related condensed consolidating statements of operations and cash flows for the twenty-six weeks ended June 28, 1997 and June 29, 1996.
    Investments in subsidiaries are accounted for by their parent companies on the cost basis for purposes of the condensed consolidating income statements, and therefore, earnings of subsidiaries are not reflected in the respective parent's net earnings.

2.  Elimination entries necessary to consolidate Bell & Howell
    Operating Company and its subsidiaries.

                         CONDENSED CONSOLIDATING BALANCE SHEET
                                     At June 28, 1997
                                           ASSETS
                                                           Parent    Combined    Non-
                               Consolidated  Eliminations  Company   Guarantors  Guarantors
                               ------------  ------------  --------  ----------  ----------
Assets:
Cash and cash equivalents        $ 14,077     $      --    $  3,535   $   2,832   $  7,710
Accounts receivable               164,158            --          55     127,509     36,594
Inventory                         155,256        (1,281)         --     127,945     28,592
Other current assets               13,356            --       1,445       9,553      2,358
                                  -------      --------     -------    --------    -------
Total current assets              346,847        (1,281)      5,035     267,839     75,254
Investment in subsidiaries             --        50,079     (50,079)         --         --
Intercompany accounts                  --            --     172,505    (159,257)   (13,248)
Net property, plant &
 equipment                        150,562            --       1,541     139,214      9,807
Other non-current assets          281,304      (362,373)    375,302     222,165     46,210
                                  -------      --------     -------    --------    -------
Total assets                     $778,713     $(313,575)   $504,304   $ 469,961   $118,023
                                  =======      ========     =======    ========    =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                                                           Parent    Combined    Non-
                               Consolidated  Eliminations  Company   Guarantors  Guarantors
                               ------------  ------------  --------  ----------  ----------
Liabilities:
Current liabilities              $277,812     $      --    $  7,915   $ 221,260    $ 48,637
Long-term debt                    397,674      (362,373)    393,980     362,378       3,689
Other liabilities                  62,296            --      60,130       1,012       1,154
                                  -------      --------     -------    --------     -------
Total liabilities                 737,782      (362,373)    462,025     584,650      53,480
Shareholders' equity:
Intercompany Preferred
 Stock                                  2            --           2          --          --
Capital surplus                   101,331      (179,323)    101,332     139,636      39,686
Retained earnings (deficit)       (59,055)      228,121     (59,055)   (254,325)     26,204
Cumulative foreign exchange
 translation adjustments           (1,347)           --          --          --      (1,347)
                                  -------      --------     -------    --------     -------
Total shareholders' equity
 (deficit)                         40,931        48,798      42,279    (114,689)     64,543
                                  -------      --------     -------    --------     -------
Total liabilities &
 shareholders' equity            $778,713     $(313,575)   $504,304   $ 469,961    $118,023
                                  =======      ========     =======    ========     =======

                         CONDENSED CONSOLIDATING BALANCE SHEET
                                    At December 28, 1996

                                            ASSETS
                                                                   Parent       Combined      Non-
                                    Consolidated    Eliminations   Company      Guarantors    Guarantors
                                    ------------   -------------   ---------    ----------    ----------
Assets:
Cash and cash equivalents ......     $  15,480       $      --     $   4,318     $   4,809     $   6,353
Accounts receivable ............       186,862              --           413       137,655        48,794
Inventory ......................       139,831          (1,282)           --       112,958        28,155
Other current assets ...........        11,814              --         1,298         8,432         2,084
                                      --------        --------      --------      --------      --------
Total current assets ...........       353,987          (1,282)        6,029       263,854        85,386
Investment in subsidiaries .....            --          60,954       (60,954)           --            --
Intercompany accounts ..........            --              --       118,842       (99,046)      (19,796)
Net property, plant & equipment        155,728              --         1,591       143,406        10,731
Other non-current assets .......       283,252        (362,373)      376,875       220,228        48,522
                                      --------        --------      --------      --------      --------
Total assets ...................     $ 792,967       $(302,701)    $ 442,383     $ 528,442     $ 124,843
                                      ========        ========      ========      ========      ========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                   Parent       Combined      Non-
                                    Consolidated    Eliminations   Company      Guarantors    Guarantors
                                    ------------   -------------   ---------    ----------    ----------
Liabilities:
Current liabilities ............     $ 354,526       $      --     $  11,905     $ 285,590     $  57,031
Long-term debt .................       336,606        (362,373)      332,180       362,401         4,398
Other liabilities ..............        61,049              --        58,128         1,556         1,365
                                      --------        --------      --------      --------      --------
Total liabilities ..............       752,181        (362,373)      402,213       649,547        62,794
Shareholders' equity:
Intercompany Preferred Stock ...             2              --             2            --            --
Capital surplus ................       117,531        (179,314)      117,531       139,637        39,677
Retained earnings (deficit) ....       (77,363)        238,986       (77,363)     (260,742)       21,756
Cumulative foreign exchange
 translation adjustments .......           616              --            --            --           616
                                      --------        --------      --------      --------      --------
Total shareholders' equity
 (deficit) .....................        40,786          59,672        40,170      (121,105)       62,049
                                      --------        --------      --------      --------      --------
Total liabilities &
 shareholders' equity                $ 792,967      $(302,701)     $ 442,383     $ 528,442     $ 124,843
                                      ========       ========       ========      ========      ========

                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         For the Twenty-Six Weeks Ended June 28, 1997

                                                          Parent    Combined    Non-
                              Consolidated  Eliminations  Company   Guarantors  Guarantors
                              ------------  ------------  -------   ----------  ----------
Net sales                       $418,168     $(17,744)   $     --    $363,010    $ 72,902
Cost of sales                    264,720      (17,744)         --     231,679      50,785
Operating expenses               118,197           --      (5,934)    105,379      18,752
Net interest expense
 (income)                         12,121           --      (3,366)     19,535      (4,048)
                                 -------      -------     -------     -------     -------Earnings before income taxes
 and extraordinary items          23,130           --       9,300       6,417       7,413
Income tax expense                 4,725           --       1,760          --       2,965
                                 -------      -------     -------     -------     -------
Earnings before
 extraordinary items              18,405           --       7,540       6,417       4,448

Extraordinary losses                 (97)          --         (97)         --          --
                                 -------      -------     -------     -------     -------
Net earnings                    $ 18,308     $     --    $  7,443    $  6,417    $  4,448
                                 =======      =======     =======     =======     =======

                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         For the Twenty-Six Weeks Ended June 29, 1996

                                                         Parent    Combined    Non-
                             Consolidated  Eliminations  Company   Guarantors  Guarantors
                             ------------  ------------  -------   ----------  ----------
Net sales                       $415,065    $(24,210)    $    --    $354,364    $ 84,911
Cost of sales                    269,412     (24,210)         --     233,573      60,049
Operating expenses               113,853          --      (5,168)     97,275      21,746
Net interest expense
 (income)                         10,280          --      (6,270)     17,994      (1,444)
                                 -------     -------      ------     -------     -------
Earnings before income taxes
 and extraordinary items          21,520          --      11,438       5,522       4,560
Income tax expense                 3,731          --       1,723          --       2,008
                                 -------     -------      ------     -------     -------
Earnings before
 extraordinary items              17,789          --       9,715       5,522       2,552

Extraordinary losses              (1,088)         --      (1,088)         --          --
                                 -------     -------      ------     -------     -------
Net earnings                    $ 16,701    $     --     $ 8,627    $  5,522    $  2,552
                                 =======     =======      ======     =======     =======

                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         For the Twenty-Six Weeks Ended June 28, 1997

                                               Parent    Combined    Non-
                                 Consolidated  Company   Guarantors  Guarantors
                                 ------------  --------  ----------  ----------
Net cash provided (used)
 by operating activities          $(20,140)    $(45,888)  $ 20,164     $ 5,584
                                   -------      -------    -------      ------
Investing activities:
Expenditures for property,
 plant and equipment               (17,184)        (149)   (16,388)       (647)
Acquisitions                        (5,753)          --     (5,753)         --
                                   -------      -------    -------      ------
Net cash used by
 investing activities              (22,937)        (149)   (22,141)       (647)
                                   -------      -------    -------      ------
Financing activities:
Redemption of Intercompany
 Preferred Stock                   (16,200)     (16,200)        --          --
Net short-term borrowings           (2,576)          --         --      (2,576)
Net long-term borrowings            60,822       61,454         --        (632)
                                   -------      -------    -------      ------
Net cash provided (used)
 by financing activities            42,046       45,254         --      (3,208)
                                   -------      -------    -------      ------
Effect of exchange rate
 changes on cash                      (372)          --         --        (372)
                                   -------      -------    -------      ------
Increase (decrease) in cash
 and cash equivalents             $ (1,403)    $   (783)  $ (1,977)    $ 1,357
                                   =======      =======    =======      ======

                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         For the Twenty-Six Weeks Ended June 29, 1996
                                               Parent    Combined    Non-
                                 Consolidated  Company   Guarantors  Guarantors
                                 ------------  --------  ----------  ----------
Net cash provided (used)
 by operating activities          $  2,491     $(45,337)  $ 38,766   $  9,062
                                   -------      -------    -------    -------
Investing activities:
Expenditures for property,
 plant and equipment               (20,384)       (180)   (19,444)       (760)
Acquisitions                       (19,718)         --    (19,718)         --
                                   -------     -------    -------     -------
Net cash used by
 investing activities              (40,102)       (180)   (39,162)       (760)
                                   -------     -------    -------     -------
Financing activities:
Net short-term borrowings           (3,011)         --         --      (3,011)
Net long-term borrowings            79,606      79,909         --        (303)
Redemption of Intercompany
 Preferred Stock                   (35,795)    (35,795)        --          --
                                   -------     -------    -------     -------
Net cash provided (used)
 by financing activities            40,800      44,114         --      (3,314)
                                   -------     -------    -------     -------
Effect of exchange rate
 changes on cash                      (125)         --         --        (125)
                                   -------     -------    -------     -------
Increase (decrease) in cash
 and cash equivalents             $  3,064    $ (1,403)  $   (396)   $  4,863
                                   =======     =======    =======     =======

Item 2.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     This section should be read in conjunction with the Consolidated Financial Statements of Bell & Howell Operating Company and Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended December 28, 1996.


Results of Operations

First Half 1997 Compared to First Half 1996

     The Company's net sales increased $3.1 million, or 1%, to $418.2 million in first half 1997. The increase resulted from continued strong sales growth within Information Access (particularly for the transportation & vehicle and education & library markets), as well as the commercial portion of Mail Processing. This was partially offset by lower revenues in the postal contracting portion of Mail Processing due to shipments of significant one-time contracts to postal authorities in 1996.

     Information Access net sales increased $8.3 million, or 4%, to $226.8 million in first half 1997. Within the Information Access businesses, the Company provides access to information in select vertical markets including the transportation & vehicle and education & library markets, and also provides imaging solutions and components to financial institutions, governmental agencies and other paper intensive industries. Net sales to the transportation & vehicle market increased $5.7 million, or 12%, to $53.5 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to increased new systems placements, the Company continued to experience strong sales of additional product applications and high contract renewal rates related to previously placed systems in automotive dealerships. Net sales to the education & library market increased $8.6 million, or 11%, to $89.6 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products, new product placements, and the acquisition of DataTimes Corporation (in September 1996) which added complementary information content, technology and distribution to the Company's electronic product offerings. Sales of electronic content increased 36% over the prior year as customers increasingly demand electronic information solutions and its newer form of on-line delivery. Net sales of microfilm and paper products to the education & library market declined slightly versus the prior year as increased pricing was offset by lower unit volumes. Net sales in the Imaging Solutions and Components business decreased $6.0 million, or 7%, to $83.7 million as increased sales of production scanners and imaging software systems were more than offset by the impact of divesting certain low margin product lines sold in Canada and France. Excluding the impact of the divested product lines, Imaging Solutions and Components' net sales in first half 1997 would have increased by 3% over the prior year.

     Mail Processing net sales decreased $5.2 million, or 3%, to $191.4 million in first half 1997. Although order intake for commercial mail processing (which represents 94% of the sales in this segment) increased 18% in first half of 1997 reflecting strong market demand, sales increased 8% over the prior year resulting in a higher level of backlog. Sales of commercial sorting equipment (which represents 15% of commercial equipment sales) increased $5.8 million, or 62%, to $15.1 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for certain financial incentives to properly address, bar code and presort mail have created a more favorable environment for customers to invest in advanced sorting technology. Service revenues (which are primarily annuity based and represent 43% of commercial Mail Processing sales) continue to increase, due to both an expanded customer base and increased pricing. Sales of customized mail automation equipment and contractual engineering services to governmental postal authorities decreased $19.0 million to $12.2 million in first half 1997, primarily as a result of shipments of significant one-time contracts to the U.S. Postal Service in first half 1996.

     The Company's cost of sales decreased $4.7 million, or 2%, to $264.7 million in first half 1997, with the gross profit (net sales less cost of sales) percentage increasing by 1.6 percentage points to 36.7% in first half 1997 as compared to first half 1996. The higher gross profit percentage in 1997 resulted from a shift in sales mix (as the growth rate in higher gross profit percentage Information Access revenues exceeded the growth rate in lower gross profit percentage Mail Processing revenues), and additionally reflects both improved manufacturing productivity and increased pricing.

     Research and development expense increased $3.4 million, or 21%, to $19.8 million in first half 1997 as compared to first half 1996 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased development costs for DataTimes, to develop a new technology platform for the powersports market and to develop enhanced versions of production scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative ("S&A") expense increased $1.0 million, or 1%, to $98.4 million in first half 1997 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes. The ratio of selling and administrative expense to net sales of 23.5% in first half 1997 remained constant versus the prior year as various expense leveraging initiatives were offset by the result of the aforementioned shift in sales mix (as the growth rate in higher S&A expense percentage Information Access revenues exceeded the growth rate in lower S&A expense percentage Mail Processing revenues).

     EBITDA (defined as operating income plus depreciation and amortization) increased $9.3 million, or 18%, to $62.8 million in first half 1997 resulting from the slightly higher sales level and leveraged operating costs and expenses. Operating income increased $3.5 million, or 11%, to $35.3 million in first half 1997.

     Information Access EBITDA increased $4.9 million, or 12%, to $47.5 million in first half 1997. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware) which more than offset the dilutive impact of the acquisition of DataTimes, and increased research and development costs associated with new product offerings. Information Access operating income decreased $0.5 million, or 2%, to $24.6 million in first half 1997 as the EBITDA increase was offset by both higher depreciation cost on the Company's product capital investment and goodwill amortization related to the DataTimes acquisition.

     Mail Processing EBITDA increased $4.4 million, or 26%, to $21.6 million in first half 1997 as a result of the higher sales of commercial mail processing systems and leveraged operating costs and expenses. Mail Processing operating income increased $3.9 million, or 29%, to $17.3 million in first half 1997.

     Corporate expenses (excluding depreciation and amortization) were constant at $6.4 million in first half 1997 as productivity improvements offset inflationary cost increases.

     Net interest expense increased $1.8 million, or 18%, to $12.1 million in first half 1997, primarily reflecting the increased debt resulting from the DataTimes acquisition, which was partially offset by the impact of the repurchase in 1996 and 1997 of portions of the 10 3/4% Senior Subordinated Notes, which were redeemed with proceeds from the Bank Credit Agreement. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary, increased $0.5 million to $3.9 million in first half 1997, primarily due to continued growth in the lease receivables portfolio.

     Pursuant to a tax sharing agreement with Bell & Howell Company, the interest expense from the Senior Discount Debentures of Bell & Howell Company is included in the Company's domestic consolidated income tax return. Income tax expense increased in first half 1997 as a result of a reduction in such interest expense transferred to the Company and a higher level of pretax profit in the current year.

     The extraordinary loss of $0.1 million ($0.2 million pretax) in first half 1997 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $2.1 million of the 10 3/4% Senior Subordinated Notes with proceeds from the Bank Credit Agreement. The extraordinary loss of $1.1 million ($1.7 million pretax) in first half 1996 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $17.9 million of the 10 3/4% Senior Subordinated Notes with proceeds from the Bank Credit Agreement.

     Dividends on preferred stock are associated with the Company's $121.33 Intercompany Preferred Stock (which is owned by
Bell & Howell Company). In first half 1997, the Company repurchased $15.3 million (accreted value) of the Intercompany
Preferred Stock for $16.7 million, with proceeds from the Bank
Credit Agreement.

     Cash used by operations was $20.1 million in first half 1997 versus cash provided by operations of $2.5 million in first half 1996. Although EBITDA increased by $9.3 million in first half 1997, the Company's working capital investment increased in the current year related to higher inventory levels to support sales growth and the timing of vendor disbursements. The Company operates with a reduced net working capital level principally as a result of substantial customer prepayments for annual service contracts in each of its business segments and prepaid subscriptions in the Information Access business segment.

     Debt (net of cash and cash equivalents) increased by $59.3 million to $390.5 million in first half 1997, as a result of the cash used by operations (which reflects the seasonal nature of the Company's cash collections and disbursements), and capital expenditures/acquisitions.

Recently Issued Financial Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The standard establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The Company is required to adopt the new standard for periods ending after December 15, 1997. Under this standard, EPS data will not be required for the Company, as it is a wholly owned subsidiary of Bell & Howell Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company is required to adopt the new standard for periods ending after fiscal 1997.
This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of income.

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard for periods ending after fiscal 1997. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of this standard on its financial statements.

Part II.  Other Information


Item 1.  Legal Proceedings.

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

         Index Number             Description


           (11.1)                 Computation of Earnings
                                  Per Common Share

           (27.1)                 Financial Data Schedule


    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed for the thirteen weeks ended June 28, 1997.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 7, 1997             BELL & HOWELL OPERATING COMPANY





                                  /s/James P. Roemer
                                  --------------------------
                                  James P. Roemer
                                  President, Chief Executive
                                  Officer and Director


                                  /s/Nils A. Johansson
                                  --------------------------
                                  Nils A. Johansson
                                  Executive Vice President,
                                  Chief Financial Officer
                                  and Director