Form 10-Q
period 1997-09-27
BELL & HOWELL OPERATING CO
filed 1997-11-12
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
 September 27, 1997                          1-3246


               BELL & HOWELL OPERATING COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of November 7, 1997 was 2,956.

                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Thirty-Nine Weeks Ended
             September 28, 1996 and September 27,1997 .....     1

            Consolidated Balance Sheets - Assets at
             December 28, 1996 and September 27, 1997 .....     2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at December 28, 1996
             and September 27, 1997 .......................     3

            Consolidated Statements of Cash Flows
             for the Thirty-Nine Weeks Ended
             September 28, 1996 and September 27, 1997 ....     4

            Notes to the Consolidated Financial
             Statements ...................................     5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................    16


PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ..............................    22

  Item 6.  Exhibits and Reports on Form 8-K ...............    22


SIGNATURE PAGE ............................................    23

                              Bell & Howell Operating Company and Subsidiaries
                                     Consolidated Statements of Operations
                                 (Dollars in thousands, except per share data)
                                                (Unaudited)

                                                  Thirteen Weeks                Thirty-Nine Weeks
                                                      Ended                           Ended
                                             -------------------------      ------------------------
                                              Sept. 28,      Sept. 27,       Sept. 28,     Sept. 27,
                                                1996           1997            1996          1997
                                             ----------     ----------      ----------    ----------
Net sales                                    $ 218,840      $ 211,722       $ 633,905     $ 629,890

Operating costs and expenses:
Cost of sales                                  140,995        127,817         410,407       392,537
Research and development                         9,492          9,344          25,946        29,166
Selling and administrative                      47,910         51,368         145,310       149,742
                                              --------       --------        --------      --------
Total operating costs and expenses             198,397        188,529         581,663       571,445

Operating income                                20,443         23,193          52,242        58,445

Net interest expense:
Interest (income)                               (5,389)        (5,505)        (13,603)      (15,822)
Interest expense                                10,041         11,760          28,534        34,198
                                              --------       --------        --------      --------
Net interest expense                             4,652          6,255          14,931        18,376

Earnings before income taxes and
 extraordinary items                            15,791         16,938          37,311        40,069

Income tax expense                               5,137          4,594           8,868         9,319
                                              --------       --------        --------      --------
Earnings before extraordinary items             10,654         12,344          28,443        30,750

Extraordinary losses                                --         (2,931)         (1,088)       (3,028)
                                              --------       --------        --------      --------
Net earnings                                 $  10,654      $   9,413       $  27,355        27,722

Dividends on preferred stock                     5,712          5,735          18,603        17,578
                                              --------       --------        --------      --------
Net earnings applicable to common stock      $   4,942     $    3,678      $    8,752    $   10,144
                                              ========       ========        ========      ========

Net earnings per common share:

 Earnings before extraordinary items         $   1,672      $   2,237       $   3,330     $   4,458
 Extraordinary losses                               --           (992)           (368)       (1,025)
                                              --------       --------        --------      --------
 Net earnings per common share               $   1,672      $   1,245       $   2,962     $   3,433
                                              ========       ========        ========      ========


Average common shares outstanding                2,955          2,955           2,955         2,955



                 The accompanying Notes to the Consolidated Financial Statements are an
                                   integral part of these statements.

                           Bell & Howell Operating Company and Subsidiaries
                                     Consolidated Balance Sheets
                                        (Dollars in thousands)

                                                Assets

                                                  December 28,   September 27,
                                                      1996           1997
                                                 ------------    ------------
                                                   (Audited)      (Unaudited)
Current assets:
Cash and cash equivalents                         $  15,480        $   9,415
Accounts receivable, less allowance for
 doubtful accounts of $5,294 and $5,716,
 respectively                                       186,862          194,590
Inventory                                           139,831          166,540
Other current assets                                 11,814           10,653
                                                   --------         --------
Total current assets                                353,987          381,198

Property, plant and equipment, at cost              363,015          386,514
Accumulated depreciation                           (207,287)        (236,597)
                                                   --------         --------
Net property, plant and equipment                   155,728          149,917

Long-term receivables                                54,707           58,296
Goodwill, net of accumulated amortization           189,868          196,491
Other assets                                         38,677           36,348
                                                   --------         --------
Total assets                                      $ 792,967        $ 822,250
                                                   ========         ========


            The accompanying Notes to the Consolidated Financial Statements are an
                               integral part of these statements.

                         Bell & Howell Operating Company and Subsidiaries
                                    Consolidated Balance Sheets
                                       (Dollars in thousands)

                                Liabilities and Shareholders' Equity

                                                     December 28,    September 27,
                                                         1996            1997
                                                     ------------    -------------
                                                       (Audited)      (Unaudited)
Current liabilities:
Notes payable                                         $   8,397       $  91,103
Current maturities of long-term debt                      1,667             970
Accounts payable                                         93,135          60,025
Accrued expenses                                         78,486          62,053
Deferred income                                         171,698         173,151
Accrued income taxes                                      1,143             148
                                                       --------        --------
Total current liabilities                               354,526         387,450

Long-term liabilities:
Long-term debt                                          336,606         361,506
Other liabilities                                        61,049          61,318
                                                       --------        --------
Total long-term liabilities                             397,655         422,824

Shareholders' equity:
$121.33 Intercompany Preferred Stock,
 $.01 par value, 199,636 shares outstanding at
 December 28, 1996, and 127,611 shares
 outstanding at September 27, 1997                            2               1
Common Stock, $.01 par value, 2,955 shares
 issued and outstanding at December 28, 1996
 and 2,956 issued and outstanding at
 September 27, 1997                                          --              --
Capital surplus                                         117,531          64,134
Retained earnings (deficit)                             (77,363)        (49,641)
Cumulative foreign exchange translation adjustments         616          (2,518)
                                                       --------        --------
Total shareholders' equity                               40,786          11,976

Commitments and contingencies                                --              --
                                                       --------        --------
Total liabilities and shareholders' equity            $ 792,967       $ 822,250
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

                         Bell & Howell Operating Company and Subsidiaries
                              Consolidated Statements of Cash Flows
                                          (Dollars in thousands)
                                               (Unaudited)

                                                             Thirty-Nine Weeks
                                                                    Ended
                                                        -----------------------------
                                                         Sept. 28,         Sept. 27,
                                                           1996              1997
                                                         ---------         ---------
Operating Activities:
Net earnings                                            $  27,355         $  27,722
Depreciation and amortization                              34,480            43,971
Changes in operating assets and liabilities:
Accounts receivable                                         4,840            (8,277)
Inventory                                                 (43,071)          (20,755)
Other current assets                                        1,688             1,618
Long-term receivables                                       6,006            (3,589)
Income taxes                                                 (756)           (1,137)
Accounts payable                                             (981)          (34,307)
Accrued expenses                                           (3,514)          (16,997)
Deferred income and other long-term liabilities            (8,207)           (2,562)
Other, net                                                   (907)           (6,764)
                                                         --------          --------
Net cash provided (used) by operating activities           16,933           (21,077)

Investing activities:
Expenditures for property, plant and equipment            (30,440)          (24,791)
Acquisitions                                              (62,568)          (11,421)
                                                         --------          --------
Net cash used by investing activities                     (93,008)          (36,212)

Financing activities:
Proceeds from short-term debt                              11,409            92,164
Repayment of short-term debt                              (16,058)           (8,561)
Proceeds from long-term debt                              235,384            86,396
Repayment of long-term debt                              (119,564)          (64,981)
Proceeds from issuance of Common Stock                         --            50,000
Redemption of $121.33 Intercompany Preferred Stock        (35,795)         (103,414)
                                                         --------          --------
Net cash provided by financing activities                  75,376            51,604

Effect of exchange rate changes on cash                        13              (380)
                                                         --------          --------
Increase (decrease) in cash and cash equivalents             (686)           (6,065)

Cash and cash equivalents, beginning of period              7,051            15,480
                                                         --------          --------
Cash and cash equivalents, end of period                $   6,365         $   9,415
                                                         ========          ========

Supplemental schedule of non-cash activities:

Preferred dividends paid-in-kind                        $  18,603         $  17,578
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

     In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Bell & Howell Operating Company's annual report for the fiscal year ended December 28, 1996.


Note 2 - Significant Accounting Policies

     Net Earnings per Common Share. Net earnings per common share are determined by dividing net earnings, after deducting dividends on preferred stock, by the weighted average number of common shares outstanding during the period.

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,489 at December 28, 1996 and September 27, 1997.

Note 3 - New Credit Agreement, Capital Contribution,
         Preferred Stock and Debt Redemption

     In September 1997, the Company entered into a New Credit Agreement which provides a revolving credit facility of $600,000. Borrowings under the new credit facility together with a capital contribution of $50,000 from the Company's parent were used to redeem $81,164 (accreted value) of the Intercompany Preferred Stock, purchase $8,300 of the 9 1/4% Senior Notes, and repayment of all amounts due under the Company's former credit agreement.


Note 4 - Extraordinary Losses

     The extraordinary losses of $3,028 ($4,732 pretax) in the first nine months of 1997 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $8,300 of the 9 1/4% Senior Notes and $2,100 of the 10 3/4% Senior Subordinated Notes.

     The extraordinary loss of $1,088 ($1,700 pretax) in the first nine months of 1996 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $17,920 of the 10 3/4% Senior
Subordinated Notes.


Note 5 - Foreign Postal Contracts

     The Company is a subcontractor to the same general contractor on two contracts to provide mail automation systems to foreign postal authorities. The scope and performance of these contracts and the Company's ability to be compensated for additional services are currently being negotiated, the resolution of which may adversely impact contract loss reserves recorded to date.


Note 6 - Liquidation and Dissolution of Holding Company Structure

     Bell & Howell Operating Company ("BHOC") is a wholly-owned subsidiary of Bell & Howell Company (the "Holding Company"). The Holding Company's primary assets are all of the issued and outstanding shares of Common Stock and Intercompany Preferred Stock of BHOC. The Holding Company conducts business through BHOC and has no operations of its own.

     In October 1997, the stockholders of the Holding Company approved a plan (the "Plan") to simplify the corporate structure of the Holding Company and its subsidiaries. Although the Plan includes the liquidation and dissolution of the Holding Company, it does not affect the business operations of BHOC or the relative interests of the Holding Company stockholders. Upon completion of the Plan, each stockholder of the Holding Company will receive newly issued shares of BHOC Common Stock on a share-for-share basis (and the Holding Company Common Stock will be canceled), the BHOC Common Stock will replace Holding Company Common Stock on the New York Stock Exchange, all current officers and directors of the Holding Company will be elected to identical positions of BHOC and the name of BHOC will be changed to "Bell & Howell Company".


Note 7 - Subsidiary Guarantors

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

     The condensed consolidating information which follows presents:

1. Condensed consolidating balance sheets at September 27, 1997 and December 28, 1996 and related condensed consolidating statements of operations and cash flows for the thirty-nine weeks ended September 27, 1997 and September 28, 1996. Investments in subsidiaries are accounted for by their parent companies on the cost basis for purposes of the condensed consolidating income statements, and therefore, earnings of subsidiaries are not reflected in the respective parent's net earnings.

2.  Elimination entries necessary to consolidate Bell & Howell
    Operating Company and its subsidiaries.

                               CONDENSED CONSOLIDATING BALANCE SHEET
                                         At September 27, 1997

                                                ASSETS
                                                           Parent    Combined    Non-
                               Consolidated  Eliminations  Company   Guarantors  Guarantors
                               ------------  ------------  --------  ----------  ----------
Assets:
Cash and cash equivalents        $  9,415     $      --    $  2,514  $    3,197   $  3,704
Accounts receivable               194,590            --          65     157,182     37,343
Inventory                         166,540        (1,281)         --     138,541     29,280
Other current assets               10,653            --         804       7,250      2,599
                                  -------      --------     -------    --------    -------
Total current assets              381,198        (1,281)      3,383     306,170     72,926
Investment in subsidiaries             --        38,104     (38,104)         --         --
Intercompany accounts                  --            --     182,628    (162,197)   (20,431)
Net property, plant &
 equipment                        149,917            --       1,535     138,943      9,439
Other non-current assets          291,135      (362,373)    373,177     226,880     53,451
                                  -------      --------     -------    --------    -------
Total assets                     $822,250     $(325,550)   $522,619   $ 509,796   $115,385
                                  =======      ========     =======    ========    =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                                                           Parent    Combined    Non-
                               Consolidated  Eliminations  Company   Guarantors  Guarantors
                               ------------  ------------  --------  ----------  ----------
Liabilities:
Current liabilities              $387,450     $      --    $ 91,069   $ 251,323   $ 45,058
Long-term debt                    361,506      (362,373)    357,980     362,378      3,521
Other liabilities                  61,318            --      59,076       1,128      1,114
                                  -------      --------     -------    --------    -------
Total liabilities                 810,274      (362,373)    508,125     614,829     49,693
Shareholders' equity:
Intercompany Preferred
 Stock                                  1            --           1          --         --
Capital surplus                    64,134      (179,315)     64,134     139,636     39,679
Retained earnings (deficit)       (49,641)      216,138     (49,641)   (244,669)    28,531
Cumulative foreign exchange
 translation adjustments           (2,518)           --          --          --     (2,518)
                                  -------      --------     -------    --------    -------
Total shareholders' equity
 (deficit)                         11,976        36,823      14,494    (105,033)    65,692
                                  -------      --------     -------    --------    -------
Total liabilities &
 shareholders' equity            $822,250     $(325,550)   $522,619   $ 509,796   $115,385
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
                                      ========        ========      ========      ========      ========

                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        For the Thirty-Nine Weeks Ended September 27, 1997

                                                          Parent    Combined    Non-
                              Consolidated  Eliminations  Company   Guarantors  Guarantors
                              ------------  ------------  -------   ----------  ----------
Net sales                       $629,890     $(27,682)   $     --    $548,951    $108,621
Cost of sales                    392,537      (27,682)         --     343,888      76,331
Operating expenses               178,908           --      (8,366)    159,717      27,557
Net interest expense
 (income)                         18,376           --      (4,339)     29,273      (6,558)
                                 -------      -------     -------     -------     -------
Earnings before income taxes
 and extraordinary items          40,069           --      12,705      16,073      11,291
Income tax expense                 9,319           --       4,803          --       4,516
                                 -------      -------     -------     -------     -------
Earnings before
 extraordinary items              30,750           --       7,902      16,073       6,775

Extraordinary losses              (3,028)          --      (3,028)         --          --
                                 -------      -------     -------     -------     -------
Net earnings                    $ 27,722     $     --    $  4,874    $ 16,073    $  6,775
                                 =======      =======     =======     =======     =======

                          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         For the Thirty-Nine Weeks Ended September 28, 1996

                                                          Parent    Combined    Non-
                              Consolidated  Eliminations  Company   Guarantors  Guarantors
                              ------------  ------------  -------   ----------  ----------
Net sales                       $633,905     $(33,199)   $    --     $542,889    $124,215
Cost of sales                    410,407      (33,199)        --      356,412      87,194
Operating expenses               171,256           --     (7,340)     146,572      32,024
Net interest expense
 (income)                         14,931           --     (9,720)      26,112      (1,461)
                                 -------      -------     ------      -------     -------
Earnings before income taxes
 and extraordinary items          37,311           --     17,060       13,793       6,458
Income tax expense                 8,868           --      6,003           --       2,865
                                 -------      -------     ------      -------     -------
Earnings before
 extraordinary items              28,443           --     11,057       13,793       3,593

Extraordinary losses              (1,088)          --     (1,088)          --          --
                                 -------      -------     ------      -------     -------
Net earnings                    $ 27,355     $     --    $ 9,969     $ 13,793    $  3,593
                                 =======      =======     ======      =======     =======

                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         For the Thirty-Nine Weeks Ended September 27, 1997

                                               Parent    Combined    Non-
                                 Consolidated  Company   Guarantors  Guarantors
                                 ------------  --------  ----------  ----------
Net cash provided (used)
 by operating activities          $(21,077)    $(56,962)  $ 33,342     $  2,543
                                   -------      -------    -------      -------
Investing activities:
Expenditures for property,
 plant and equipment               (24,791)        (243)   (23,533)      (1,015)
Acquisitions                       (11,421)          --    (11,421)         --
                                   -------      -------    -------      -------
Net cash used by
 investing activities              (36,212)        (243)   (34,954)      (1,015)
                                   -------      -------    -------      -------
Financing activities:
Net short-term borrowings           83,603       87,020         --       (3,417)
Net long-term borrowings            21,415       21,795         --         (380)
Proceeds from issuance of
 Common Stock                       50,000       50,000         --           --
Redemption of Intercompany
 Preferred Stock                  (103,414)    (103,414)        --           --
                                   -------      -------    -------      -------
Net cash provided (used)
 by financing activities            51,604       55,401         --       (3,797)
                                   -------      -------    -------      -------
Effect of exchange rate
 changes on cash                      (380)          --         --         (380)
                                   -------      -------    -------      -------
Increase (decrease) in cash
 and cash equivalents             $ (6,065)    $ (1,804)  $ (1,612)    $ (2,649)
                                   =======      =======    =======      =======

                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         For the Thirty-Nine Weeks Ended September 28, 1996

                                               Parent    Combined    Non-
                                 Consolidated  Company   Guarantors  Guarantors
                                 ------------  --------  ----------  ----------
Net cash provided (used)
 by operating activities          $ 16,933     $(81,318)  $ 90,720    $  7,531
                                   -------      -------    -------     -------
Investing activities:
Expenditures for property,
 plant and equipment               (30,440)        (265)   (28,723)     (1,452)
Acquisitions                       (62,568)          --    (62,568)         --
                                   -------      -------    -------     -------
Net cash used by
 investing activities              (93,008)        (265)   (91,291)     (1,452)
                                   -------      -------    -------     -------
Financing activities:
Net short-term borrowings           (4,649)          --         --      (4,649)
Net long-term borrowings           115,820      116,322         --        (502)
Redemption of Intercompany
 Preferred Stock                   (35,795)     (35,795)        --          --
                                   -------      -------    -------     -------
Net cash provided (used)
 by financing activities            75,376       80,527         --      (5,151)
                                   -------      -------    -------     -------
Effect of exchange rate
 changes on cash                        13           --         --          13
                                   -------      -------    -------     -------
Increase (decrease) in cash
 and cash equivalents             $   (686)   $ (1,056)   $   (571)   $    941
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


Results of Operations
---------------------

Nine Months Year-to-Date 1997 Compared to Nine Months
-----------------------------------------------------
Year-to-Date 1996
-----------------

     The Company's net sales decreased $4.0 million, or 1%, to $629.9 million in the first nine months of 1997 as continued strong sales growth within Information Access (particularly for the transportation & vehicle and education & library markets), as well as the high volume mailing portion of Mail Processing was more than offset by lower revenues in the postal contracting portion of Mail Processing due to shipments of significant one-time contracts to postal authorities in 1996.

     Information Access net sales increased $15.8 million, or 5%, to $347.9 million in the first nine months of 1997. Within the Information Access businesses, the Company provides access to information in select vertical markets including the transportation & vehicle and education & library markets, and also provides imaging solutions and components to financial institutions, governmental agencies and other paper intensive industries. Net sales to the transportation & vehicle market increased $10.2 million, or 14%, to $85.1 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to increased new systems placements, the Company continued to experience strong sales of additional product applications and high contract renewal rates related to previously placed systems. Net sales to the education & library market increased $12.8 million, or 10%, to $135.8 million due to a growing electronic subscription base, which continued to reflect strong sales of ProQuest Direct(the Company's on-line electronic product offering), high renewal rates on existing products, and the acquisition of DataTimes Corporation (in September 1996) which added complementary information content, technology and distribution to the Company's electronic product offerings. Sales of electronic content increased 32% over the prior year as customers increasingly demand electronic information solutions and its newer form of on-line delivery. Net sales of microfilm and paper products to the education & library market declined slightly versus the prior year as increased pricing was offset by lower unit volumes. Net sales in the Imaging Solutions and Components business decreased $7.2 million, or 5%, to $127.0 million as increased sales of production scanners and imaging software systems were more than offset by the impact of divesting certain low margin product lines in Canada and France. Excluding the impact of the divested product lines, Imaging Solutions and Components' net sales in the first nine months of 1997 would have increased by 5% over the prior year.

     Mail Processing net sales decreased $19.8 million, or 7%, to $282.0 million in the first nine months of 1997. Excluding the impact of a stronger dollar in 1997, sales of high volume mailing systems increased $24.8 million, or 10%, to $263.4 million reflecting strong market demand for inserting and sorting systems. Sales of commercial sorting equipment (which represents 16% of high volume mailing systems sales) increased $4.1 million, or 22%, to $23.4 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for certain financial incentives to properly address, bar code and presort mail have created a more favorable environment for customers to invest in advanced sorting technology. Service revenues (which are primarily annuity based and represent 45% of high volume mailing systems sales) continue to increase, due to both an expanded customer base and increased pricing. Sales of customized mail automation equipment and contractual engineering services to governmental postal authorities decreased $37.8 million to $18.6 million in the first nine months of 1997, primarily as a result of shipments of significant one-time contracts to postal authorities in the first nine months of 1996. In its government postal contracting business, the Company is a subcontractor to the same general contractor on two contracts to provide mail automation systems to foreign postal authorities. The scope and performance of these contracts and the Company's ability to be compensated for additional services are currently being negotiated, the resolution of which may adversely impact contract loss reserves recorded to date.

     The Company's cost of sales decreased $17.9 million, or 4%, to $392.5 million in the first nine months of 1997, with the gross profit (net sales less cost of sales) percentage increasing by 2.4 percentage points to 37.7%. The higher gross profit percentage in 1997 resulted from a shift in sales mix (as the growth rate in higher gross profit percentage Information Access revenues exceeded the growth rate in lower gross profit percentage Mail Processing revenues), and additionally reflects both improved manufacturing productivity and increased pricing.

     Research and development expense increased $3.2 million, or 12%, to $29.2 million in the first nine months of 1997 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased costs to develop new electronic products for the education & library market, to develop a new technology platform for the powersports market and to develop enhanced versions of production scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions and electronic products) in each of its businesses.

     Selling and administrative ("S&A") expense increased $4.4 million, or 3%, to $149.7 million in the first nine months of 1997 reflecting the Company's increased investment in sales and marketing resources. The ratio of selling and administrative expense to net sales of 23.8% in the first nine months of 1997 increased by 0.9 percentage points versus the prior year as various expense leveraging initiatives were offset by the result of the aforementioned shift in sales mix (as the growth rate in higher S&A expense percentage Information Access revenues exceeded the growth rate in lower S&A expense percentage Mail Processing revenues).

     EBITDA (defined as operating income plus depreciation and amortization) increased $11.8 million, or 14%, to $96.9 million in the first nine months of 1997 resulting from the increased sales to the transportation & vehicle and education & library markets, as well as increased high volume mailing systems sales, and leveraged operating costs and expenses. Operating income increased $6.2 million, or 12%, to $58.4 million in the first nine months of 1997.

     Information Access EBITDA increased $10.2 million, or 16%, to $75.9 million in the first nine months of 1997. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware) which more than offset increased research and development costs associated with new product offerings. Information Access operating income increased $5.0 million, or 13%, to $44.3 million in the first nine months of 1997.

     Mail Processing EBITDA increased $2.2 million, or 8%, to $31.0 million in the first nine months of 1997 as a result of the higher sales of high volume mailing systems and leveraged operating costs and expenses. Mail Processing operating income increased $1.7 million, or 7%, to $24.4 million in the first nine months of 1997.

     Corporate expenses (excluding depreciation and amortization) increased $0.6 million, or 6%, to $9.9 million in the first nine months of 1997 as productivity improvements were more than offset by inflationary/other cost increases.

     Net interest expense increased $3.4 million, or 23%, to $18.4 million in the first nine months of 1997, primarily reflecting the increased debt (resulting from acquisitions in 1996 and the increased inventory investment related to postal contracts), which was partially offset by the impact of the repurchases in 1996 and 1997 of portions of the 10 3/4% Senior Subordinated Notes, which were redeemed with bank borrowings. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary, increased $1.1 million to $6.2 million in the first nine months of 1997, primarily due to continued growth in the lease receivables portfolio.

     Pursuant to a tax sharing agreement with Bell & Howell Company, the interest expense from the Senior Discount Debentures of Bell & Howell Company is included in the Company's domestic consolidated income tax return. Income tax expense increased in the first nine months of 1997 as a result of a reduction in such interest expense transferred to the Company and a higher level of pretax profit in the current year.

     In September 1997, the Company entered into a New Credit Agreement which provides a revolving credit facility of $600.0 million. Borrowings under the new credit facility together with a capital contribution of $50.0 million from the Company's parent were used to redeem $81.2 million (accreted value) of the Intercompany Preferred Stock, purchase $8.3 million of the 9 1/4% Senior Notes, and repayment of all amounts due under the Company's former credit agreement. In the fourth quarter of 1997, the Company redeemed the remaining Intercompany Preferred Stock ($128.8 million in accreted value at September 27, 1997), the remaining $71.7 million of the 9 1/4 Senior Notes, and the remaining $55.0 million of the 10 3/4% Senior Subordinated Notes.

     The extraordinary losses of $3.0 million ($4.7 million pretax) in the first nine months of 1997 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $8.3 million of the 9 1/4% Senior Notes, and $2.1 million of the 10 3/4% Senior Subordinated Notes. The extraordinary loss of $1.1 million ($1.7 million pretax) in the first nine months of 1996 was comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $17.9 million of the 10 3/4% Senior Subordinated Notes.

     Dividends on preferred stock are associated with the Company's $121.33 Intercompany Preferred Stock (which is owned by Bell & Howell Company). In the first nine months of 1997, the Company repurchased $96.5 million (accreted value) of the Intercompany Preferred Stock for $107.7 million. In the first nine months of 1996 the Company repurchased $33.4 million (accreted value) of the Intercompany Preferred Stock for $35.8 million.

     Cash used by operations was $21.1 million in the first nine months of 1997 versus cash provided by operations of $16.9 million in the first nine months of 1996. Although EBITDA increased by $11.8 million in the first nine months of 1997, the Company's working capital investment increased in the current year related to the timing of receivable collections and vendor disbursements. The Company operates with a reduced net working capital level principally as a result of substantial customer prepayments for annual service contracts in each of its business segments and prepaid subscriptions in the Information Access business segment.

     Debt (net of cash and cash equivalents) increased by $113.0 million to $444.2 million in the first nine months of 1997 as the proceeds from the capital contribution by the Company's parent was more than offset by the cash used by operations (which reflects the seasonal nature of the Company's cash collections and disbursements), the redemption of the Intercompany Preferred Stock and capital expenditures/acquisitions.


Recently Issued Financial Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The standard establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The Company is required to adopt the new standard for periods ending after December 15, 1997. Under this standard, EPS data will not be required for the Company, as it is a wholly-owned subsidiary of Bell & Howell Company.

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

Part II.  Other Information
-------   -----------------

Item 1.  Legal Proceedings.
------   -----------------

     The Company is involved in various legal proceedings incidental to its business. Management believes that except for the impact of the resolution of the issues associated with certain foreign postal contracts (referenced in Note 5 to the Consolidated Financial Statements), the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

    (a)  Exhibits:

         Index Number             Description
         ------------             -----------------------

           (10.11)                Revolving Credit Agreement


           (11.1)                 Computation of Earnings
                                  Per Common Share



    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed for the thirteen weeks ended September 27, 1997.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 7,  1997           BELL & HOWELL OPERATING COMPANY



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