Form 10-K
period 1998-01-03
BELL & HOWELL OPERATING CO
filed 1998-04-01
CIK 215219

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                        Commission filenumber
    January 3, 1998                                      1-3246

                         Bell & Howell Company
        (Exact Name of Registrant as Specified in its Charter)

                Delaware                                36-3580106
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

5215 Old Orchard Road, Skokie, Illinois                 60077-1076
(Address of Principal Executive Offices)                (Zip Code)


   Registrant's telephone number, including area code (847) 470-7100

      Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
         Title of each class                     on which registered
         -------------------                   -----------------------
         Common Stock, $.001                   New York Stock Exchange
         par value per share

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

     The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the per share closing price of $27 3/4 on March 13, 1998, and for purposes of this calculation only, the assumption that all Registrant's directors and executive officers are affiliates) was approximately $596 million.

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of March 13, 1998 was 23,422,669.

                            TABLE OF CONTENTS

 PART I                                                     Page
                                                            ----
 Item   1.   Business .....................................  1
 Item   2.   Properties ...................................  7
 Item   3.   Legal Proceedings ............................  8
 Item   4.   Submission of Matters to a Vote of
             Security Holders ............................  8
             Executive Officers and Directors .............  9

PART II

 Item   5.   Market for Registrant's Common Equity
             and Related Stockholder Matters ............. 13
 Item   6.   Selected Consolidated Financial and
             Operating Data .............................. 14
 Item   7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .................................. 17
 Item   8.   Financial Statements and Supplementary Data .. 27
 Item   9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ...... 57

PART III

 Item  10.   Directors and Executive Officers of
              the Registrant .............................. 57
 Item  11.   Executive Compensation ....................... 57
 Item  12.   Security Ownership of Certain Beneficial
              Owners and Management ....................... 57
 Item  13.   Certain Relationships and Related
              Transactions ................................ 57

SIGNATURE PAGE ............................................ 58

PART IV

 Item  14.   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ..................... 59

EXHIBITS

                      Bell & Howell Company

Item 1. Business
------  --------

     In November 1997, the Board of Directors of Bell & Howell Company, with the approval of its stockholders, elected to simplify its corporate structure by liquidating and dissolving its holding company, the primary assets of which were all of the issued and outstanding shares of capital stock of Bell & Howell Operating Company. This restructuring however, did not affect the business operations of Bell & Howell Company or the relative rights of its stockholders. (See Note 1 to the Consolidated Financial Statements).

     Bell & Howell Company and its Subsidiaries (collectively the "Company") is a global provider of solutions and services for information access and distribution. Within its two business segments, Information Access and Information Distribution, the Company focuses on well-defined vertical market niches where it is or can become the market leader, with an emphasis on adding value to information through software, and on providing world class service and support to create strong recurring revenue streams. Within its Information Access segment, Bell & Howell develops and markets imaging and information services and systems that are focused on the needs of its customers in select vertical markets, including transportation and vehicle dealers, libraries of all kinds (including college and university, elementary and secondary schools as well as public), financial institutions, governmental agencies and other paper intensive industries. Within its Information Distribution segment, the Company develops and markets a complete range of high volume mail processing systems and services, which increasingly utilize the Company's proprietary software to expand the capabilities and improve the efficiency and effectiveness of customers' mailing operations.

Information Access
------------------

     Information Access unique databases, proprietary access tools, value-added services and image capture/enhancement systems are designed to meet customers' increasing information needs, which have evolved well beyond the mere availability of information. Customers' demands for more efficient and effective access to relevant data for specific information requirements are being driven by their needs to reduce search time and cost while performing more focused yet comprehensive searches. Each of the businesses which comprise Bell & Howell's Information Access segment offers solutions to these customer needs.

     Transportation and Vehicle Market. The Company serves its customers in this market through its subsidiary, Bell & Howell Publication Systems Company ("PSC"), which is a leading provider of turnkey systems (including software, information updates, service as well as hardware) used to manage the parts area of automotive dealerships and to provide total information systems for powersports (motorcycle and marine), and recreational vehicle dealerships.

     The Company's automotive customer base consists principally of franchised dealerships, including General Motors, Chrysler, Mercedes Benz, Land Rover, Porsche, Honda, Nissan, Volvo, Isuzu, Subaru, Hyundai, Kia, Suzuki, and more recently, Ford and Toyota. For its automotive customers, the Company creates and markets turnkey systems consisting primarily of electronic parts catalogs which allow automotive dealerships to electronically access manufacturers' proprietary technical documentation (such as parts catalogs, parts and service bulletins and other reference materials) and to interface with other important information systems (such as inventory management and billing) within the dealership. In addition, the Company provides complete dealer management systems and electronic parts catalogs to powersports and recreational vehicle dealerships. Similar to automotive, the Company provides dealerships access to proprietary technical documentation for most major motorcycle manufacturers, including Harley Davidson, Honda, Suzuki, Yamaha, Kawasaki, Triumph, BMW and Ducati as well as the major marine manufacturers, including Mercury, Outboard Marine and Volvo-Penta.

     Education and Library Market. The Company serves its customers in this market through its subsidiary, UMI Company, which is the world's leading value-add aggregator and provider of access to information from periodicals and newspapers, dissertations, out-of-print books and other scholarly collections. This information can be accessed via the Internet, in other electronic media, such as CD-ROM and magnetic tape, or on microfilm and paper. The Company aggregates the works of publishers and authors, adds value through the creation of proprietary abstracts and indices, software, editorial process, and by creating thematic collections for easy access by its customers and their library patrons. The Company's comprehensive database consists of over 18,000 periodical titles, 7,000 newspaper titles, as well as its unique content base including
1.5 million dissertations, 140,000 out-of-print books, 300 research collections, and over 14 million proprietary abstracts for on-line/other electronic retrieval. The ability to provide its customers with the full image as originally published distinguishes the Company from other information providers which typically store and provide information in a text-only format, omitting essential charts, graphs, pictures and other images. Customers include libraries and information centers in elementary and secondary schools, colleges and universities, public, corporate and government libraries as well as a number of well known information providers that resell the Company' electronic content primarily within the corporate desktop user market.

     Imaging Solutions and Components. Bell & Howell's Imaging Solutions and Components business is one of the leading manufacturers of technologically advanced production scanners which convert documents into electronic format. These production scanners represent approximately 25% of the sales of this business, and are primarily sold through distributors to specialized imaging value-added resellers which integrate these scanners into customer specific solutions. In addition, the Company is a leading developer, integrator and distributor of non-paper based systems and components that enable users to efficiently file and access their documents and records. These systems and components are customized to the needs of select vertical markets, such as financial institutions and governmental agencies, in order to provide better customer service, enhance productivity, minimize storage costs and ensure the security and integrity of their records. These systems, which utilize electronic or microfilm technology, consist of the software, hardware, accessories and supplies to capture, enhance, duplicate, store, index and retrieve a customer's data and documents. Products include a full line of computer-aided electronic and microfilm retrieval systems and microfilm hardware components, as well as other accessories and supplies. After-market service and support revenues represent approximately 30% of the net sales of this business, and are an important feature of the comprehensive solutions provided to the Company's customers.

Information Distribution
------------------------
     The Company serves its customers in this market primarily through its Mail Processing Systems business, which is the leading provider of systems and services to high volume mailers. These systems, which increasingly utilize proprietary software, automatically perform a broad range of mail processing functions, from collating, cutting, bursting, folding and inserting documents (at cycle speeds ranging up to 18,000 envelopes per hour) to optical scanning, encoding and sorting of envelopes (at speeds up to 36,000 envelopes per hour). These software-driven systems allow customers to more efficiently manage mail room operations as well as convert routine mailings (such as invoices or statements) into targeted communication and marketing programs by customizing the invoice or statement and including promotional inserts based on specific customer profiles. Customers include financial institutions, insurance companies, utilities, service bureaus, credit card companies, direct mail marketers and other companies which generate high volumes of mail. Within this segment as well, after-market service and support are an important feature of the comprehensive solutions provided to the Company's customers, and are a competitive differentiator for Bell & Howell, with service revenues representing slightly over 40% of the net sales of this segment.

     Sales and operating earnings for each of the Company's business segments and financial information concerning foreign and domestic operations for fiscal 1995, 1996 and 1997 are contained in Note 3 to the Consolidated Financial Statements.

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

Seasonality

     Although the Company in general is not affected by seasonal fluctuations, the buying patterns and funding availability for certain of its customers cause sales, profitability and cash flow to be higher in the fourth quarter of the year. Due to this seasonal factor, the Company maintains a revolving credit facility to fund interim cash requirements.

Competition

     The markets in which the products of the Company are sold are highly competitive and, in certain instances, include competitors with substantially greater financial and other resources.

Government Regulations

     The Company is subject to various federal, state, local and foreign environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to equal employment opportunity, workplace safety and worker health, including the Occupational Safety and Health Act and regulations thereunder. The Company believes that it has complied in all material respects with applicable laws and regulations, and that future compliance will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

Financing Subsidiary

     Bell & Howell Financial Services Company ("BHFS"), the Company's finance subsidiary, provides lease financing for the Company's customers. BHFS finances its leases on a stand-alone basis through separate financing arrangements. In fiscal 1997, net interest income earned at BHFS was $8.7 million.

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

Sources and Availability of Raw Materials

     The Company purchases a significant amount of microfilm from two vendors for its Information Access business segment. Other materials, including electronic components, are purchased from a number of suppliers. Management believes that alternate sources of supply are available for substantially all raw materials and components. The Company believes that it currently has an adequate supply of raw materials and component parts to meet its manufacturing requirements, and that the loss of any one of its suppliers would not have a material adverse effect on the Company.

Backlog

     Except in its Information Distribution segment, which includes customized products and assembly of complex mail processing systems, the Company fills substantially all customer orders within 30 days. In the Information Distribution segment, backlog at the end of fiscal 1997 totaled $56.8 million as compared to $51.1 million at the end of fiscal 1996.

Major Customers

     The Company is not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on the Company's businesses. In fiscal 1997, no single customer accounted for 5% or more of the consolidated net sales of the Company.

Research and Development Expenses

     The amounts charged to the Company's earnings for research and development expense in fiscal 1995, 1996 and 1997 were $29.5 million, $34.8 million and $38.3 million, respectively. New product offerings resulting from the Company's research and development efforts served to offset declines in certain other product lines, as the Company positions itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems, production scanners and other electronic devices for the Information Access segment, as well as for new mail processing systems that are more electronic and software driven and stand alone software solutions for the Information Distribution segment.

Employees

     At the end of fiscal 1997, the Company had 5,704 employees. Approximately 250 employees located at the Company's Allentown, Pennsylvania facility are represented by a labor union pursuant to an agreement effective January 1, 1997 between Bell & Howell Mail Processing Systems Company and IMMCO Employees Association, which expires on May 31, 2001. Management believes that its relations with its employees are good.


Item 2.  Properties.
------   ----------

     Bell & Howell's principal administrative office is located in Skokie, Illinois. The office space has been leased through 2009. At the Company's option, the lease may be renewed for an additional five years. The following table provides certain summary information in square feet with respect to the production and development facilities that the Company owns or leases in connection with its businesses:

                               Owned       Leased        Total
                              -------      -------     ---------
Information Access ........   358,000      260,000       618,000
Information Distribution ..   592,000      119,000       711,000
                              -------      -------     ---------
                              950,000      379,000     1,329,000
                              =======      =======     =========

    Bell & Howell also leases facilities in the United States, Canada, France, United Kingdom, Germany, The Netherlands, Japan, Singapore, Switzerland and Austria for sales, service and warehouse space. The termination of any one of the leases, some of which are long-term, would not significantly affect the Company's operations.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

Executive Officers and Directors

     The following table sets forth the names, ages and positions held by the directors and executive officers of the Company:
Name                       Age      Positions at the Company
--------------------       ---      ------------------------
James P. Roemer             50      Chairman of the Board of
                                    Directors, President and
                                    Chief Executive Officer

Nils A. Johansson           49      Director, Executive Vice
                                    President and Chief
                                    Financial Officer

David Bonderman             55      Director

David G. Brown              41      Director

J. Taylor Crandall          44      Director

Daniel L. Doctoroff         39      Director

William E. Oberndorf        44      Director

Gary L. Roubos              61      Director

John H. Scully              53      Director

William J. White            59      Director

Michael A. Dering           46      President and Chief
                                    Executive Officer of
                                    Bell & Howell Mail
                                    Processing Systems

Stuart T. Lieberman         46      Vice President, Finance
                                    and Chief Accounting
                                    Officer

Dwight A. Mater             40      Vice President, Investor
                                    Relations and Business
                                    Development

Ben L. McSwiney             47      Former President and Chief
                                    Executive Officer of Bell &
                                    Howell Mail Processing
                                    Systems

Maria T. Rubly              43      Vice President, Human
                                    Resources

Gary S. Salit               54      Secretary and Corporate
                                    Counsel

The business experience and certain other information relating to each director and executive officer of the Company is set forth below:

     James P. Roemer has been Chairman of the Board since January 1998 and has been a Director of the Company since February 1995. In February 1997 he was elected President and Chief Executive Officer of the Company. From February 1995 to February 1997 he served as President and Chief Operating Officer of the Company. Prior to that, he served as President and Chief Executive Officer of UMI Company from January 1994 to June 1995. Mr. Roemer joined Bell & Howell as Vice President and Bell & Howell Publication Systems Company ("PSC") as President and Chief Operating Officer in October 1991 and was promoted to President and Chief Executive Officer of PSC in September 1993. Prior to joining Bell & Howell, Mr. Roemer was President of the Michie Group, Mead Data Central from December 1989 to October 1991. From January 1982 to December 1989 he was Vice President and General Manager of Lexis, an on-line information service. From April 1981 to December 1982 he served as acting President of Mead Data Central.

     Nils A. Johansson has been a Director of the Company since April 1990. Since January 1994, he has held the office of Executive Vice President and Chief Financial Officer of the Company. Mr. Johansson served as Senior Vice President, Finance and Chief Financial Officer of the Company from December 1991 to January 1994. From May 1989 to December 1991, he was Vice President, Finance, Treasurer and Chief Financial Officer of the Company. From February 1981 to May 1989 he held various executive positions with Bell & Howell, including Corporate Treasurer, and positions in financial planning, analysis and control, as well as business development.

     David Bonderman has been a Director of the Company since December 1987. He has been the Managing General Partner of TPG Partners L.P. (a private investment company) since December 1993. From August 1992 to December 1993, he was a private investor. From July 1983 through August 1992, he was Vice President and Chief Operating Officer of Keystone, Inc. (a private investment company). He is also a Director of Beringer Wine Estates, Inc., Continental Airlines, Inc., Denbury Resources, Inc. and Washington Mutual Inc.

     David G. Brown has been a Director of the Company since January 1994. He has been a principal in Arbor Investors LLC (a private investment company) since August 1995 and has been a Vice President of Keystone, Inc. since August 1993. Prior to joining Keystone, Mr. Brown was a Vice President in the Corporate Finance Department of Salomon Brothers Inc. from August 1985 to July 1993. He is a Director of AER Energy Resources, Inc.

     J. Taylor Crandall has been a Director of the Company since November 1990. He has been Vice President and Chief Financial Officer of Keystone, Inc. since October 1986. He was President, Director and sole stockholder of Acadia MGP, Inc. (managing general partner of Acadia Investment Partners, L.P., the sole general partner of Acadia Partners, L.P. (an investment partnership)) from January 1992 to September 1995. He is a Director of Integrated Orthopedics, Inc., Physicians Reliance Network, Quaker State Corporation, Signature Resorts, Inc., Specialty Foods, Inc. and Washington Mutual Inc.

     Daniel L. Doctoroff has been a Director of the Company since June 1990. He has served as Managing Director of Oak Hill Partners, Inc. (successor to Rosecliff, Inc., the investment advisor to Acadia Partners, L.P.) since August 1987. Since October 1992, he also has been a Vice President of Keystone, Inc. and since February 1994 he has been Managing Partner of Insurance Partners Advisory, L.P. He is also a Director of Capstar Hotels, Inc. and Williams Scotsman, Inc.

     William E. Oberndorf has been a Director of the Company since July 1988. He has served as Managing Director of SPO
Partners & Co. (a private investment company) since March 1991.
He is also a Director of Plum Creek Timber Co., L.P.

     Gary L. Roubos has been a Director of the Company since February 1994. He has been Chairman of the Board of Dover Corporation (a diversified equipment manufacturer) since August 1989 and was President from May 1977 to May 1993. He is also a Director of Omnicom Group, Inc.

     John H. Scully has been a Director of the Company since July
1988.  He has served as Managing Director of SPO Partners & Co.
since March 1991.  He is also a Director of Plum Creek Timber
Co., L.P.

     William J. White has been a Director of the Company since February 1990 and was Chairman of the Board from February 1990 to January 1998. He served as Chief Executive Officer of the Company from February 1990 to February 1997. He was also President of the Company from February 1990 to February 1995. He is also a Director of Ivex Packaging Corporation, Readers Digest Association, Inc. and TJ International, Inc.

     Michael A. Dering has been President and Chief Executive Officer of Mail Processing Systems since February 1998. From July 1996 to February 1998, he served as President and Chief Executive Officer of PSC. Prior to joining Bell & Howell he was President and Chief Executive Officer of TAB Products Company (an office filing systems company) from February 1991 to July 1996.

     Stuart T. Lieberman has been Vice President, Finance and Chief Accounting Officer of the Company since March 1998. From February 1990 to February 1998, he served as Vice President, Controller and Chief Accounting Officer. Prior to joining
Bell & Howell, he spent 11 years with Baxter International Inc. ("Baxter") where he held various financial positions, the most recent of which was as Vice President of Finance and Controller of Baxter's Global Renal Business.

     Dwight A. Mater has been Vice President, Investor Relations and Business Development since March 1998. From July 1996 to February 1998 he served as Vice President, Business Development and from February 1994 to June 1996, he served as Director of Business Development. Prior to joining Bell & Howell, he held various marketing and business development positions with Baxter from 1988 to 1994.

     Ben L. McSwiney served as President and Chief Executive Officer of Bell & Howell Mail Processing Systems from July 1995 to December 1997. Prior to joining Bell & Howell, he was President and Chief Executive Officer of Duplex Products, Inc. (a forms manufacturing and distributing company) from September 1993 to July 1995 and President and Chief Executive Officer of Whitestar Graphics, Inc. from May 1991 to September 1993. From October 1987 through April 1991, he served as Vice President/General Manager of Williamhouse Regency, Inc. (an imprinting and publishing company).

     Maria T. Rubly has been Vice President, Human Resources of the Company since 1993. Prior to joining the Company, she spent 13 years with Baxter, which included five years with American Hospital Supply Corporation until its merger with Baxter, where she held various human resource positions, the most recent of which was Vice President of the Baxter Management Institute.

     Gary S. Salit has been Secretary since January 1993. He has served as Corporate Counsel since 1985. From 1988 to 1992, he was Assistant Secretary.


Item 5.  Market for Registrant's Common Equity and Related
------   -------------------------------------------------
         Stockholder Matters.
         -------------------

     The Company's Common Stock is traded on the New York Stock
Exchange under the symbol "BHW".

     The Company has not declared or paid any cash dividends on its Common Stock. The Company's Credit Agreement (as defined herein) contains certain restrictions on the payment of dividends on and repurchases of its Common Stock. (See Note 7 to the Consolidated Financial Statements).

     The high and low closing prices of the Company's Common
Stock were as follows:

                                                        1996                     1997
                                                 ------------------      ------------------
Quarter                                            High       Low          High       Low
-------                                          -------    -------      -------    -------
First .........................................  $32 3/4    $27 1/8      $24 3/8    $19 7/8

Second ........................................   35 1/4     30 1/4       29 3/8     19 3/8

Third .........................................   32 3/4     26 7/8       32 3/4     26 7/8

Fourth ........................................   31 3/4     22 3/4       32 7/16    22 5/16

Item 6.  Selected Consolidated Financial and Operating Data.
------   --------------------------------------------------
     The following historical selected consolidated financial and operating data have been derived from the audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended January 3, 1998. The following financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                             Fiscal
                                                      -----------------------------------------------------
                                                        1993       1994       1995       1996        1997
                                                      --------   --------   --------   ---------   --------
                                                          (Dollars in thousands, except per share data)
Continuing Operations Data (1):
Net sales .........................................  $ 653,975   $694,043   $771,891   $ 827,398   $856,971
Operating costs and expenses:
Cost of sales .....................................    410,189    430,377    468,255     508,025    531,513
Research and development ..........................     17,761     20,974     29,475      34,849     38,321
Selling and administrative ........................    168,252    172,313    194,556     198,761    215,095
Restructuring .....................................         --     32,893         --          --         --
Goodwill write-off ................................    174,277         --         --          --         --
                                                       -------   --------    -------    --------    -------
Total operating costs and expenses ................    770,479    656,557    692,286     741,635    784,929
                                                       -------   --------    -------    --------    -------
Operating income (loss) from continuing operations    (116,504)    37,486     79,605      85,763     72,042
Net interest expense ..............................     47,304     46,679     48,525      43,051     40,592
                                                       -------   --------    -------    --------    -------
Earnings (loss) from continuing operations
 before income taxes ..............................   (163,808)    (9,193)    31,080      42,712     31,450
Income tax expense (benefit) ......................      5,209     (1,565)    12,811      17,863     12,580
                                                       -------   --------    -------    --------    -------
Earnings (loss) from continuing operations (2).....   (169,017)    (7,628)    18,269      24,849     18,870
Dividends on preferred stock ......................      5,820         --         --          --         --
                                                       -------   --------    -------    --------    -------
Earnings (loss) from continuing operations
 applicable to common stock .......................  $(174,837)  $ (7,628)  $ 18,269   $  24,849   $ 18,870
                                                       =======   ========    =======    ========    =======

Earnings (loss) from continuing operations
 per common share - diluted (2) ...................  $  (13.75)  $   (.58)  $   1.10   $    1.34   $    .95
                                                       =======   ========    =======    ========    =======
Other Continuing Operations Data:
EBITDA (3) ........................................  $  94,038   $102,984   $116,475   $ 129,070   $128,845
EBITDA as a percent of net sales ..................       14.4%      14.8%      15.1%       15.6%      15.0%
Gross profit as a percent of net sales (4) ........       37.3%      38.0%      39.3%       38.6%      38.0%
Depreciation and amortization (5) .................  $  36,265   $ 32,605   $ 36,870   $  43,307   $ 50,207
Capital expenditures ..............................     33,054     38,051     41,138      41,484     36,380

                                                                       At the end of Fiscal
                                                      -----------------------------------------------------
                                                        1993       1994       1995       1996        1997
                                                      --------   --------   --------   --------    --------
                                                                      (Dollars in thousands)
Balance Sheet Data:
Working capital ...................................  $ (44,559)  $(70,653)  $(50,389)  $ (18,693)  $  3,623
Total assets ......................................    623,611    598,256    652,821     766,391    799,854
Long-term debt ....................................    549,464    518,687    465,230     548,281    497,252
Total shareholders' equity (deficit) ..............   (270,553)  (278,728)  (189,472)   (166,892)   (64,548)

Footnotes to the Selected Consolidated Financial and Operating
Data:

(1) In December 1997, the Company adopted a plan to divest its postal contracting business, and accordingly the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements.

(2)  Excludes:
     - cumulative effect of accounting change of $4.8 million (which represents the effect of adoption of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions") as of the beginning of fiscal 1993.
     - extraordinary losses (which represent the write-off of unamortized debt issuance costs and applicable call/debt repurchase premiums related to debt refinancings) of $6.6 million, $1.0 million, $3.2 million, $2.6 million, and $28.9 million in 1993, 1994, 1995, 1996 and 1997, respectively.
     See Note 6 of the Consolidated Financial Statements.

(3) EBITDA is defined as operating income from continuing operations before special charges (goodwill write-off in 1993 of $174.3 million, restructuring charge in 1994 of $32.9 million and Information Distribution charge in 1997 of $6.6 million related to severance/inventory) plus depreciation and amortization, and is generally accepted as providing useful information regarding a company's financial performance. EBITDA should not be considered an alternative to net income or an alternative to the Company's cash flow from operating activities as a measure of liquidity.

(4)  Gross profit is defined as net sales less cost of sales.

(5) Excludes goodwill write-off in fiscal 1993 and amortization/write-off of deferred financing costs which were as follows for the specified fiscal years:
     1993 - $5.4 million; 1994 - $3.8 million; 1995 - $4.0
     million; 1996 - $3.2 million; 1997 - $11.2 million.

Item 7.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

     This section should be read in conjunction with the Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements of Bell & Howell Company and Subsidiaries (collectively the "Company") and the notes thereto set forth elsewhere herein.


Results of Operations

Fiscal 1997 Compared to Fiscal 1996

     The Company's net sales increased $29.6 million, or 4%, to $857.0 million in 1997. The increase resulted from continued strong sales growth within Information Access (particularly for the transportation and vehicle, and education and library markets), as well as the North American portion of the Information Distribution segment. This was partially offset by the impact of divesting certain low margin Imaging Solutions and Components product lines, and lower high volume mail processing systems sales in Europe resulting from both softer economies in Germany and France, and a stronger U.S. dollar.

     Information Access net sales increased $9.1 million, or 2%, to $479.5 million in 1997. Within the Information Access businesses, the Company provides access to information in select vertical markets including the transportation and vehicle, and education and library markets, and also provides imaging solutions and components to financial institutions, governmental agencies, and other paper intensive industries. Net sales to the transportation and vehicle market increased $12.5 million, or 11%, to $122.4 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to the increased new systems placements (which reflected significant growth in Europe as the Company is the exclusive provider of electronic parts catalogs to General Motors, Mercedes Benz, and Chrysler dealers), the Company continued to experience strong sales of additional software applications and high contract renewal rates related to previously placed systems. Net sales to the education and library market increased $11.1 million, or 7%, to $183.7 million due to a growing electronic subscription base, which continued to reflect strong sales of ProQuest Direct (the Company's on-line product offering), high renewal rates on existing products, and the acquisition of DataTimes Corporation (in September 1996) which added complementary information content, technology and distribution to the Company's electronic product offerings. Although the Company curtailed its direct sales efforts to the corporate market in the second quarter of 1997 (and now more profitably serves corporate libraries through resellers like Dow Jones), sales of electronic content increased 22% over the prior year as customers increasingly demand electronic information solutions, and its newer form of on-line delivery. Net sales of microfilm and paper products to the education and library market declined slightly versus the prior year as increased pricing was offset by lower unit volumes, which were impacted by the phaseout of a marginally profitable service offering. Sales of lower margin electronic equipment continued to decline in 1997, as on-line delivery and the availability (from other sources) of standardized computer hardware have allowed the Company to focus on providing the more valuable information content and software. Imaging Solutions and Components net sales decreased $14.5 million, or 8%, to $173.4 million as increased sales of imaging software systems were more than offset by the impact of the aforementioned divestitures at the end of 1996 of certain low margin product lines in Canada and France, and lower sales of production scanners resulting from a modified strategy related to distributor inventory levels. Excluding the impact of the divested product lines, Imaging Solutions and Components net sales and overall Information Access net sales in 1997 would have increased by 1% and 6%, respectively.

     Information Distribution net sales increased $20.5 million, or 6%, to $377.5 million in 1997 as a 14% increase in sales to high volume mailers in North America was partially offset by the impact of softer economies in Germany and France and a stronger U.S. dollar. Excluding the impact of a stronger dollar in 1997, Information Distribution net sales increased 8%, reflecting strong market demand for inserting and sorting systems. Sales of commercial sorting equipment (which represents 14% of equipment sales in this segment) increased $5.5 million, or 22%, to $30.6 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for certain financial incentives to properly address, bar code and presort mail created a need for customers to invest in advanced sorting technology. Service revenues (which are primarily annuity-based and represent 42% of segment sales) increased $13.8 million, or 10%, to $157.3 million, due to both an expanded customer base and increased pricing.

     The Company's cost of sales increased $23.5 million, or 5%, to $531.5 million in 1997, with the gross profit (net sales less cost of sales) percentage decreasing by 0.6 percentage points to 38.0% in the current year. Although the Company benefitted from improved manufacturing productivity and increased pricing in 1997, the lower gross profit rate resulted from a special charge for mail processing inventory exposures relating to the valuation of prior generation product lines. Excluding such charge, the gross profit rate in 1997 would be approximately equal with the prior year.

     Research and development expense increased $3.5 million, or 10%, to $38.3 million in 1997 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased costs to develop new electronic products for the education and library market, a new technology platform for the transportation and vehicle market, enhanced versions of production scanners, and new mail processing systems that are more electronic and software oriented. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions) in each of its businesses.

     Selling and administrative expense increased $16.3 million, or 8%, to $215.1 million in 1997 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes.

     EBITDA (excluding a $6.6 million special charge related to severance/inventory exposures in the Information Distribution segment) of $128.8 million in 1997 was virtually equal to the prior year, while related operating income decreased $7.1 million, or 8%, to $78.6 million in 1997.

     Information Access EBITDA, increased $6.6 million, or 7%, to $105.5 million in 1997. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting the aforementioned divestitures of certain low margin product lines and a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware), which more than offset increased research and development costs associated with new product offerings. Information Access operating income of $63.0 million in 1997 was virtually equal with the prior year, as the EBITDA increase was offset by both higher depreciation cost on the Company's product capital investment and goodwill amortization primarily related to the DataTimes acquisition.

     Information Distribution EBITDA decreased $5.8 million, or 13%, to $37.2 million in 1997. A lower gross profit rate (related to a less profitable product mix), increased operating cost infrastructure, and increased investment in research and development costs for higher technology mail processing systems/software was only partially offset by the impact of the higher sales volumes. Information Distribution operating income (excluding the aforementioned special charge) decreased $6.3 million, or 17%, to $30.0 million in 1997.

     Corporate expenses (excluding depreciation and amortization) increased $1.0 million, or 8%, to $13.9 million in 1997, as productivity improvements were more than offset by inflationary/other cost increases.

     In September 1997, the Company completed a public offering of 5.0 million shares of Common Stock (issued at $28.625 per share) and entered into a new Credit Agreement which provides a revolving credit facility of $600.0 million. The net proceeds of the equity offering together with borrowings under the Company's credit facility during the year were used to repurchase $229.7 million (accreted value) of the 11 1/2% Senior Discount Debentures, $80.0 million of the 9 1/4% Senior Notes, and $57.1 million of the 10 3/4% Senior Subordinated Notes, and to repay the outstanding balance of the former Credit Agreement. Net interest expense decreased $2.5 million, or 6%, to $40.6 million in 1997, primarily reflecting the impact of the aforementioned equity offering, which was partially offset by increased debt resulting from acquisitions. Net interest income of Bell & Howell Financial Services Company ("BHFS"), the Company's financing subsidiary, increased $1.9 million to $8.7 million in 1997, primarily due to continued growth in the lease receivables portfolio.

     Income tax expense decreased in 1997 as a result of a lower level of pretax profit in the current year, and a reduced income tax rate related to the favorable settlement of certain prior year tax exposures.

     As a result of changing market and competitive dynamics within global government postal markets, in December 1997 the Company adopted a plan to divest its postal contracting business. Accordingly, the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements. Net sales for this business decreased $47.1 million to $28.3 million in 1997 due to shipments of significant one-time contracts to postal authorities in 1996. The Company incurred a net loss for this business of $22.4 million in 1997 versus net income of $.8 million in the prior year. The Company is a subcontractor to the same general contractor on two contracts to provide mail automation systems to foreign postal authorities, with the 1997 loss primarily resulting from additional loss reserves related to these two contracts.

     The extraordinary losses of $28.9 million ($42.7 million pretax) in 1997 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the aforementioned repurchases of the 11 1/2% Senior Discount Debentures, the 9 1/4% Senior Notes, and the 10 3/4% Senior Subordinated Notes. The extraordinary losses of $2.6 million ($4.0 million pretax) in 1996 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $34.2 million (accreted value) of the 11 1/2% Senior Discount Debentures and $17.9 million of the 10 3/4% Senior Subordinated Notes.

Fiscal 1996 Compared to Fiscal 1995

     The Company's net sales increased $55.5 million, or 7%, to $827.4 million in 1996.

     Information Access net sales increased $20.6 million, or 5%, to $470.5 million in 1996. Net sales to the transportation and vehicle market increased $10.2 million, or 10%, to $110.0 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to increased new systems placements, the Company continued to experience strong sales of additional product applications and high contract renewal rates related to previously placed systems. Net sales to the education and library market increased $8.4 million, or 5%, to $172.6 million due to a growing electronic subscription base, which continued to reflect high renewal rates on existing products, new product placements and the impact of the acquisition of DataTimes Corporation (in September 1996), which added complementary information content, technology and distribution to the Company's electronic product offerings. Sales of electronic content increased 24% over the prior year as customers increasingly demand electronic information solutions, and its new form of on-line delivery. Net sales of microfilm and paper products to the education and library market in 1996 declined slightly versus the prior year as increased pricing was offset by lower unit volumes. Sales of lower margin electronic equipment continued to decline in 1996, as on-line delivery and the availability (from other sources) of standardized computer hardware have allowed the Company to focus on providing the more valuable information content. Imaging Solutions and Components net sales increased $2.0 million, or 1%, to $187.9 million as increased sales of production scanners worldwide and imaging software systems were partially offset by lower microfilm product sales as a result of a sales force reduction (reflecting a shift to directly serving only the financial services market in the U.S. -- which increased the profitability of this business). The acquisition of Protocorp International (in March 1996) allowed the Company to offer its financial services customers a full range of electronic information storage and retrieval solutions.

     Information Distribution net sales increased $34.9 million, or 11%, to $356.9 million in 1996, reflecting strong market demand for inserting and sorting systems both domestically and abroad, and increased service revenue (due to both an expanding customer service base and improved pricing). Sales of commercial sorting equipment (which represented 12% of new commercial equipment sales in this segment) increased $6.5 million, or 35%, to $25.1 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for incentives to bar code and presort mail (which became effective July 1, 1996) created a need for customers to invest in advanced sorting technology.

     The Company's cost of sales increased $39.8 million, or 8%, to $508.0 million in 1996, with the gross profit percentage decreasing by 0.7 percentage points to 38.6% in the current year. The lower gross profit percentage in 1996 resulted from a shift in sales mix (as the growth rate in lower gross profit percentage Information Distribution revenues exceeded the growth rate in higher gross profit percentage Information Access revenues), which more than offsets the impact of improved manufacturing productivity and increased pricing.

     Research and development expense increased $5.4 million, or 18%, to $34.8 million in 1996 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased investment to develop higher technology mail processing systems/software and to develop enhanced versions of production scanners. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions) in each of its businesses.

     Selling and administrative ("S&A") expense increased $4.2 million, or 2%, to $198.8 million in 1996 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes. The ratio of S&A expense to net sales of 24.0% in 1996 improved by 1.2 percentage points versus the prior year, as a result of various expense leveraging initiatives and a favorable shift in sales mix (as the growth rate in lower S&A expense percentage Information Distribution revenues exceeded the growth rate in higher S&A expense percentage Information Access revenues).

     EBITDA increased $12.6 million, or 11%, to $129.1 million in 1996 resulting from the higher sales level and leveraged operating costs and expenses. Operating income increased $6.2 million, or 8%, to $85.8 million in 1996.

     Information Access EBITDA, increased $4.9 million, or 5%, to $99.0 million in 1996. This increase resulted from the higher sales volumes, an improved gross profit percentage reflecting a sales mix emphasizing the Company's more profitable products (i.e., a greater proportion of revenues related to software and publishing and a lower proportion of revenues related to the sale of hardware), and the profitability improvement resulting from the domestic refocusing of the Information Solutions and Components sales force on the financial services market, which more than offset the dilutive impact in 1996 of the acquisitions of DataTimes Corporation and Protocorp International and increased research and development costs associated with new product offerings. Information Access operating income of $62.9 million in 1996 increased slightly over the prior year as the EBITDA increase was offset by both higher depreciation cost on the Company's product capital investment and goodwill amortization related to the aforementioned acquisitions in 1996.

     Information Distribution EBITDA increased $8.3 million, or 24%, to $43.0 million in 1996. The increase resulted from the higher sales volumes and leveraged operating costs and expenses, which included the increased investment in research and development for higher technology mail processing systems/software. Information Distribution operating income increased $6.7 million, or 23%, to $36.4 million in 1996.

     Corporate expenses (excluding depreciation and amortization) increased $.6 million, or 5%, to $12.9 million in 1996, reflecting inflationary cost increases and costs associated with being a publicly traded company.

     Net interest expense decreased $5.5 million, or 11%, to $43.1 million in 1996 primarily reflecting the reduction in interest expense resulting from the initial public equity offering in May of 1995 (the net proceeds of which were used to retire $50.0 million of the 10 3/4% Senior Subordinated Notes and to prepay $17.6 million of term loans under the former Credit Agreement). Net interest expense was further reduced by the repurchases in 1996 of $17.9 million of the 10 3/4% Senior Subordinated Notes and $34.2 million (accreted value) of the 11 1/2% Senior Discount Debentures, which were redeemed with proceeds from the former Credit Agreement. Net interest income of BHFS increased $1.7 million to $6.8 million in 1996 primarily due to continued growth in the lease receivables portfolio.

     Income tax expense increased in 1996 as a result of both a higher level of pretax profit in the current year and a slightly higher income tax rate related to the impact of a mix shift of taxable income to/within certain foreign jurisdictions.

     Net sales for the Company's postal contracting business (which is reflected as a discontinued operation in the financial statements) increased $27.4 million , or 57%, to $75.4 million in 1996 due to shipments of significant one-time contracts to postal authorities. Net earnings of $.8 million for this business approximated the prior year level, as the sales increase primarily resulted from the aforementioned international postal contracts which have not been profitable.

     The extraordinary losses of $2.6 million ($4.0 million pretax) in 1996 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the aforementioned repurchases of the 10 3/4% Senior Subordinated Notes and the 11 1/2% Senior Discount Debentures. The extraordinary losses of $3.2 million ($5.0 million pretax) in 1995 were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the aforementioned repurchase of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the aforementioned prepayment of term loans under the former Credit Agreement.

International Operations

     In fiscal 1995, 1996 and 1997, the Company had domestic net sales of $577.2 million, $630.6 million and $685.8 million, respectively, and domestic operating income (excluding corporate expenses) of $77.6 million, $82.9 million, and $76.5 million, respectively. Foreign net sales in fiscal 1995, 1996 and 1997 were $194.7 million, $196.8 million, and $171.2 million respectively, with foreign operating income (excluding corporate expenses) of $14.9 million, $16.4 million, and $10.0 million, respectively. The Company's foreign currency hedging activities have not and are not anticipated to have a material impact on operations, and the Company has no significant investments denominated in foreign currencies.

Liquidity and Capital Resources

     As previously mentioned, in September 1997, the Company completed a public offering of 5.0 million shares of Common Stock (issued at $28.625 per share) and entered into a new Credit Agreement which provides a revolving credit facility of $600.0 million. The net proceeds of the equity offering together with borrowings under the credit facility were used to repurchase all of the Company's outstanding public indebtedness and repay the outstanding balance of the former Credit Agreement. At the end of fiscal 1997, the Company had $106.9 million of available credit under the Credit Agreement and $13.3 million of cash and cash equivalents. The Credit Agreement requires maintenance of a minimum fixed charge coverage ratio, a minimum net worth level, and a maximum leverage ratio. The Company is currently, and expects to continue to be through the term of the Credit Agreement, in compliance with all such covenants.

     Cash provided by continuing operations was $42.0 million in 1997 versus $97.7 million in 1996. Although EBITDA in 1997 was virtually equal with the prior year, the Company sold a greater level of BHFS receivables in 1996, and the Company's working capital investment increased in the current year related to the timing of receivable collections and vendor disbursements. Cash used by discontinued operations of $21.1 million in 1997 approximated the prior year level. As a result of the cash provided by operations and the aforementioned equity offering, which were partially offset by investments in acquisitions and capital expenditures, total debt (net of cash and cash equivalents) decreased by $54.4 million to $488.4 million in 1997.

     Cash provided by continuing operations increased $66.3 million to $97.7 million in 1996 resulting from a $12.6 million improvement in EBITDA, the sale of BHFS receivables and timing issues associated with receivable collections and vendor disbursements. Cash used by discontinued operations was $21.0 million in 1996 related to increased contract costs for the international postal contracts. As a result of acquisitions (primarily DataTimes Corporation), and continued capital expenditures and interest accretion on the 11 1/2% Senior Discount Debentures, total debt (net of cash and cash equivalents) increased by $55.2 million to $542.8 million in 1996.

     For the five years subsequent to fiscal 1997, annual maturities of long-term debt are: 1998 - $.9 million;
1999 - $.7 million; 2000 - $.3 million; 2001 - $.2 million;
and 2002 - $.1 million.

Capital Expenditures

     In fiscal 1995, 1996 and 1997, capital expenditures for the Company's continuing operations were $41.1 million, $41.5 million, and $36.4 million, respectively, a significant portion of which consisted of expenditures for product masters and creation of databases for the education and library market.

Seasonality

     Although the Company in general is not affected by seasonal fluctuations, the buying patterns and funding availability for certain of its customers cause sales, profitability and cash flow to be higher in the fourth quarter of the year. Due to this seasonal factor, the Company maintains a revolving credit facility to fund interim cash requirements.

Impact of the Year 2000

     Over the past few years, the Company has been assessing the impact on its products and computer systems of Year 2000 related issues. In response to these assessments, which are ongoing, the Company has implemented and is in the process of implementing solutions for those products and systems that have date-related deficiencies. Based on projects completed to date, and assuming that remaining issues can be addressed as planned, management believes that future costs relating to the Year 2000 issue will not have a material adverse impact upon the consolidated operations or financial condition of the Company.

Recently Issued Financial Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company is required to adopt this new standard for reporting periods ending after fiscal 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. This standard is not expected to have a material impact on the Company's current presentation of income.

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard beginning with its fiscal 1998 annual financial statements. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of this standard on its financial statements.


Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                   Independent Auditors' Report



The Board of Directors
Bell & Howell Company:


We have audited the accompanying consolidated balance sheets of Bell & Howell Company and subsidiaries (the "Company") as of the end of fiscal years 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years 1995, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell & Howell Company and subsidiaries as of the end of fiscal years 1996 and 1997, and the results of their operations and their cash flows for the fiscal years 1995, 1996 and 1997 in conformity with generally accepted accounting principles.

                                    KPMG Peat Marwick LLP


Chicago, Illinois
February 17, 1998

                                   Bell & Howell Company and Subsidiaries
                                    Consolidated Statements of Operations
                                      Fiscal Years 1995, 1996 and 1997

                           (Dollars and shares in thousands, except per share data)

                                                                   1995          1996          1997
                                                                 -------       -------       -------
Net sales:
Product ..................................................     $ 582,456     $ 628,434     $ 650,296
Service ..................................................       189,435       198,964       206,675
                                                                --------      --------      --------
Total net sales ..........................................       771,891       827,398       856,971
Operating costs and expenses:
Cost of product ..........................................       342,418       374,622       388,644
Cost of service ..........................................       125,837       133,403       142,869
Research and development .................................        29,475        34,849        38,321
Selling and administrative ...............................       194,556       198,761       215,095
                                                                --------      --------      --------
Total operating costs and expenses .......................       692,286       741,635       784,929

Operating income .........................................        79,605        85,763        72,042

Net interest expense:
Interest (income) ........................................       (14,391)      (18,759)      (22,252)
Interest expense .........................................        62,916        61,810        62,844
                                                                --------      --------      --------
Net interest expense .....................................        48,525        43,051        40,592

Earnings from continuing operations
 before income taxes and extraordinary items .............        31,080        42,712        31,450

Income tax expense .......................................        12,811        17,863        12,580
                                                                --------      --------      --------
Earnings from continuing operations before
 extraordinary items .....................................        18,269        24,849        18,870

Earnings (loss) from discontinued operations .............           941           806       (22,441)
Extraordinary losses .....................................        (3,219)       (2,585)      (28,889)
                                                                --------      --------      --------
Net earnings (loss) ......................................     $  15,991     $  23,070     $ (32,460)
                                                                ========      ========      ========
Net earnings (loss) per common share:
Basic:
Earnings from continuing operations before
 extraordinary items .....................................     $    1.10     $    1.36     $     .96
Earnings (loss) from discontinued operations .............           .05           .04         (1.14)
Extraordinary losses .....................................          (.19)         (.14)        (1.46)
                                                                --------      --------      --------
Net earnings (loss) per common share .....................     $     .96     $    1.26     $   (1.64)
                                                                ========      ========      ========
Diluted:
Earnings from continuing operations before
 extraordinary items .....................................     $    1.10     $    1.34     $     .95
Earnings (loss) from discontinued operations .............           .05           .04         (1.13)
Extraordinary losses .....................................          (.19)         (.14)        (1.45)
                                                                --------       -------      --------
Net earnings (loss) per common share .....................     $     .96     $    1.24     $   (1.63)
                                                                ========       =======      ========
Average number of common shares and equivalents outstanding:
Basic ....................................................        16,585        18,312        19,756
Diluted ..................................................        16,585        18,560        19,900

The accompanying Notes to the Consolidated Financial Statements are
                 an integral part of these statements.

                                Bell & Howell Company and Subsidiaries
                                     Consolidated Balance Sheets
                               At the End of Fiscal Years 1996 and 1997

                                        (Dollars in thousands)


                                                Assets
                                                ------

                                                                       1996                1997
                                                                     --------            --------
Current assets:
Cash and cash equivalents ....................................      $  15,500           $  13,339
Accounts receivable, less allowance for doubtful
 accounts of $5,294 and $7,068, respectively .................        182,296             198,228
Inventory:
Finished products ............................................         61,393              61,342
Products in process and materials ............................         34,538              40,414
                                                                     --------            --------
Total inventory ..............................................         95,931             101,756
Other current assets .........................................         11,533              11,825
                                                                     --------            --------
Total current assets .........................................        305,260             325,148

Property, plant and equipment:
Land .........................................................          3,457               4,291
Buildings ....................................................         43,008              47,406
Machinery and equipment ......................................        137,585             147,829
Product masters ..............................................        173,294             191,783
                                                                     --------            --------
Total property, plant and equipment, at cost .................        357,344             391,309
Accumulated depreciation .....................................       (204,979)           (241,655)
                                                                     --------            --------
Net property, plant and equipment ............................        152,365             149,654
Long-term receivables ........................................         54,707              66,625
Goodwill, net of accumulated amortization ....................        189,868             202,730
Net assets of discontinued operations ........................         21,828              20,470
Other assets .................................................         42,363              35,227
                                                                     --------            --------
Total assets .................................................      $ 766,391           $ 799,854
                                                                     ========            ========

The accompanying Notes to the Consolidated Financial Statements are
                 an integral part of these statements.

                                 Bell & Howell Company and Subsidiaries
                                       Consolidated Balance Sheets
                                At the End of Fiscal Years 1996 and 1997

                                    (Dollars and shares in thousands)


                                   Liabilities and Shareholders' Equity
                                   ------------------------------------


                                                                           1996           1997
                                                                         --------       --------
Current liabilities:
Notes payable ....................................................      $   8,397      $   3,567
Current maturities of long-term debt .............................          1,667            919
Accounts payable .................................................         73,935         75,089
Accrued expenses .................................................         77,951         66,446
Deferred income ..................................................        162,003        175,504
                                                                         --------       --------
Total current liabilities ........................................        323,953        321,525

Long-term liabilities:
Long-term debt ...................................................        548,281        497,252
Other liabilities ................................................         61,049         45,625
                                                                         --------       --------
Total long-term liabilities ......................................        609,330        542,877

Shareholders' equity:
Common Stock, $0.001 par value, 18,359 shares issued
 and 18,309 shares outstanding at the end of fiscal 1996,
 and 23,425 shares issued and 23,415 shares
 outstanding at the end of fiscal 1997 ...........................             18             23
Capital surplus ..................................................          1,402        138,660
Notes receivable from executives .................................         (1,444)        (1,707)
Retained earnings (deficit) ......................................       (165,851)      (198,311)
Cumulative foreign exchange translation adjustments ..............            616         (2,922)
Treasury stock ...................................................         (1,633)          (291)
                                                                         --------       --------
Total shareholders' equity (deficit) .............................       (166,892)       (64,548)

Commitments and contingencies ....................................             --             --
                                                                         --------       --------
Total liabilities and shareholders' equity .......................      $ 766,391      $ 799,854
                                                                         ========       ========

The accompanying Notes to the Consolidated Financial Statements are
                 an integral part of these statements.

                                   Bell & Howell Company and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                      Fiscal Years 1995, 1996 and 1997

                                            (Dollars in thousands)

                                                            1995             1996             1997
                                                          --------         --------         --------
Operating activities:
Net earnings from continuing operations
 before extraordinary items ..........................   $  18,269        $  24,849        $  18,870
Extraordinary losses .................................      (3,219)          (2,585)         (28,889)
Depreciation and amortization ........................      40,917           46,481           61,366
Debt accretion .......................................      23,476           23,903           18,038

Changes in operating assets and liabilities:
Accounts receivable ..................................     (28,955)          (7,268)         (15,585)
Inventory ............................................     (15,586)         (12,139)              30
Other current assets .................................        (193)            (331)            (501)
Long-term receivables ................................     (14,804)           2,355          (11,918)
Income taxes .........................................      10,041            6,003          (21,748)
Accounts payable .....................................       9,238           11,621              178
Accrued expenses .....................................      (2,937)          (6,163)          (5,559)
Deferred income and other long-term liabilities ......        (458)          12,194            9,348
Other, net ...........................................      (4,468)          (1,258)          18,400
                                                          --------         --------         --------
Net cash provided by continuing operations ...........      31,321           97,662           42,030
Net cash provided (used) by discontinued operations ..       9,720          (20,971)         (21,083)
                                                          --------         --------         --------
Net cash provided by operating activities ............      41,041           76,691           20,947

Investing activities:
Expenditures for property, plant and equipment .......     (41,138)         (41,484)         (36,380)
Acquisitions .........................................      (2,849)         (65,314)         (18,638)
                                                          --------         --------         --------
Net cash used by investing activities ................     (43,987)        (106,798)         (55,018)

Financing activities:
Proceeds from short-term debt ........................      17,786           15,588            8,648
Repayment of short-term debt .........................     (15,329)         (21,650)         (12,511)
Proceeds from long-term debt .........................      55,887          237,432          383,673
Repayment of long-term debt ..........................    (135,200)        (192,703)        (485,538)
Proceeds from Common Stock, net ......................      71,255               71          138,430
                                                          --------         --------         --------
Net cash provided (used) by financing activities .....      (5,601)          38,738           32,702


Effect of exchange rate changes on cash ..............        (365)            (393)            (792)
                                                          --------         --------         --------
Increase (decrease) in cash and cash equivalents .....      (8,912)           8,238           (2,161)

Cash and cash equivalents, beginning of period .......      16,174            7,262           15,500
                                                          --------         --------         --------
Cash and cash equivalents, end of period .............   $   7,262        $  15,500        $  13,339
                                                          ========         ========         ========

The accompanying Notes to the Consolidated Financial Statements are
                 an integral part of these statements.

                                        Bell & Howell Company and Subsidiaries
                                     Consolidated Statements of Shareholders' Equity
                                              Fiscal Years 1995, 1996 and 1997

                                              (Dollars and shares in thousands)

                                                                                              Cumulative
                                                                      Notes                   Foreign      Unrealized
                                          Common  Stock               Receivable   Retained   Exchange     Loss on
                                          ----------------  Capital   from         Earnings   Translation  Marketable
                                          Issued  Treasury  Surplus   Executives   (Deficit)  Adjustments  Securities
                                          ------  --------  --------  -----------  ---------  -----------  ----------
Balance, at the end of fiscal 1994
 (Common Stock, 13,336 shares;
 treasury stock, 3 shares) ..........   $   13   $    (5)  $(70,220)   $(2,952)    $(204,912)    $  361     $ (1,013)
Net earnings ........................                                                 15,991
Common Stock, 5,000 shares ..........        5               70,548
Notes receivable from executives ....                                      898
Treasury stock, net 4 shares ........                (25)
Unrealized loss on marketable
 securities .........................                                                                          1,013
Translation adjustments .............                                                               826
                                         -----    ------   --------    -------     ---------     ------      -------
Balance, at the end of fiscal 1995
 (Common Stock, 18,336 shares;
 treasury stock, 7 shares) ..........       18       (30)       328     (2,054)     (188,921)     1,187           --
Net earnings ........................                                                 23,070
Common Stock, 23 shares .............                         1,074
Notes receivable from executives ....                                      610
Treasury stock, net 43 shares .......             (1,603)
Translation adjustments .............                                                              (571)
                                         -----    ------   --------    -------     ---------     ------      -------
Balance, at the end of fiscal 1996
 (Common Stock, 18,359 shares;
 treasury stock, 50 shares) .........       18    (1,633)     1,402     (1,444)     (165,851)       616           --
Net loss ............................                                                (32,460)
Common Stock, 5,066 shares ..........        5              137,258
Notes receivable from executives ....                                     (263)
Treasury stock, net 40 shares .......              1,342
Translation adjustments .............                                                            (3,538)
                                         -----    ------   --------    -------     ---------     ------      -------
Balance, at the end of fiscal 1997
 (Common Stock, 23,425 shares;
 treasury stock, 10 shares) .........   $   23   $  (291)  $138,660    $(1,707)    $(198,311)   $(2,922)    $     --
                                         =====    ======    =======    =======     =========     ======      =======

The accompanying Notes to the Consolidated Financial Statements are
                 an integral part of these statements.

                Bell & Howell Company and Subsidiaries

           Notes to the Consolidated Financial Statements

      (Dollars and shares in thousands, except per share data)


Note 1 - Liquidation and Dissolution of Holding Company Structure

     In November 1997, the Board of Directors of Bell & Howell Company (the "Company") with the approval of its stockholders, elected to simplify its corporate structure by liquidating and dissolving its holding company, the primary assets of which were all of the issued and outstanding shares of capital stock of Bell & Howell Operating Company ("BHOC"). This restructuring, however, did not affect the business operations of the Company or the relative rights of its stockholders.

     Essentially, all of the Company's assets and operations were owned by and carried on through BHOC, its wholly owned subsidiary. As a result of the restructuring, each stockholder of the Company received newly issued shares of BHOC Common Stock on a share-for-share basis (and the Company's Common Stock was canceled), BHOC Common Stock replaced the Company's Common Stock on the New York Stock Exchange, all of the Company's officers and directors were elected to identical positions of BHOC and the name of BHOC was changed to "Bell & Howell Company".


Note 2 - Significant Accounting Policies

     Nature of Operations. Bell & Howell Company and its Subsidiaries is a global provider of solutions and services for information access and distribution. The Company consists of two business segments, Information Access and Information Distribution. Information Access develops and markets imaging and information services and systems that provide its customers with access solutions to targeted segments of complex public and private information databases. Information Distribution develops and markets a complete range of high volume mail processing systems, which increasingly utilize software to expand the capabilities and improve the efficiencies and effectiveness of customers' mailing operations.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Subsequent actual results may differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the "Company"). In December 1997, the Company adopted a plan to divest its postal contracting business, and accordingly the operating results and net assets of this business have been segregated from the Company's continuing operations, and are separately reported as discontinued operations in the consolidated financial statements, with the prior year financial statements correspondingly restated. (See
Note 5 to the Consolidated Financial Statements).

     Fiscal Year. The Company's fiscal year ends on the Saturday nearest to December 31. References to fiscal 1997 are for the 53 weeks ended January 3, 1998, references to fiscal 1996 are for the 52 weeks ended December 28, 1996, and references to fiscal 1995 are for the 52 weeks ended December 30, 1995.

     Revenue Recognition. Product sales include sales of equipment, software and subscriptions. Equipment and software license sales are recognized upon shipment, when all significant contractual obligations are satisfied and collection of the resulting receivable is reasonably assured. Sales of customized mail automation equipment under long-term contracts are recognized at the time of shipment. Revenues from subscriptions are deferred and recognized in the periods the subscriptions are fulfilled. Service sales represent amounts earned by providing equipment maintenance services. Where such services are provided under annual agreements, revenues are recognized on a pro rata basis over the periods of the agreements. Other service revenues are recognized when the services are performed.

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

     Net Earnings (Loss) per Common Share.  Basic net earnings
(loss) per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period, and assumes the issuance of additional common shares for all dilutive stock options outstanding during the period. A reconciliation of the weighted average number of common shares outstanding in the calculation of basic and diluted earnings per share for fiscal years 1995, 1996 and 1997 is shown in the table below:

                                               1995          1996          1997
                                              ------        ------        ------
     Basic .................................. 16,585        18,312        19,756
     Dilutive effect of stock options........     --           248           144
                                              ------        ------        ------
     Diluted ................................ 16,585        18,560        19,900
                                              ======        ======        ======

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the consolidated balance sheets approximates fair value.

     Inventory. Inventory is valued at cost determined by the last-in, first-out ("LIFO") and the first-in, first-out ("FIFO") methods, with the following balances at the end of fiscal 1996 and 1997:

           Year end                          LIFO        FIFO         Total
           --------                        --------    --------     --------
           1996 .........................  $ 67,051    $ 28,880     $ 95,931
           1997 .........................    76,715      25,041      101,756

      The Company uses the LIFO method of valuing the majority of domestic inventories. The excess of replacement cost over the LIFO values of inventory was approximately $4,489 and $4,064 at the end of fiscal 1996 and 1997, respectively. Inventory cost includes material, labor and overhead and is valued at the lower of cost or net realizable value.

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

     Goodwill. Goodwill, which represents the excess of purchase price over the fair value of net assets of acquired businesses, is amortized on a straight-line basis over the expected future periods to be benefitted, which range from 15 to 40 years. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance (for each business) over its remaining life can be recovered through forecasted future cash flows. Accumulated amortization at the end of fiscal 1996 and 1997 was $33,632 and $39,990, respectively.

     Stock Option Plan. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and earnings per share disclosures for employee stock option grants based on the fair-value-based method (defined in SFAS No. 123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are included in Note 12 to the Consolidated Financial Statements.

     Derivative Financial Instruments. The Company does not invest in any derivatives for trading purposes. From time to time the Company invests in immaterial amounts of interest rate swaps in order to manage exposure to interest rate risk and foreign currency forward exchange contracts in order to manage exposure to changes in foreign currency rates. Amounts related to derivative contracts are recorded using the hedge accounting approach. The Company currently does not recognize the fair values of these derivative financial investments or their changes in fair value in its consolidated financial statements.


Note 3 - Business Segments

     The Company consists of two business segments, Information Access and Information Distribution. Information Access develops and markets imaging and information services and systems that provide its customers with access solutions to targeted segments of complex public and private information databases. Information Distribution develops and markets a complete range of high volume mail processing systems, which increasingly utilize software to expand the capabilities and improve the efficiencies and effectiveness of customers' mailing operations.

     Information concerning the Company's business segments and operations by geographic area for fiscal 1995, 1996 and 1997 for its continuing operations was as follows (dollars in millions):

                                                                         Earnings from Continuing
                                                                      Operations Before Income Taxes
                                           Net Sales                     and Extraordinary Items
                                   ----------------------------      -----------------------------------
Business Segments                   1995       1996       1997           1995        1996        1997
-----------------                  ------     ------     ------        --------    --------    --------
Information Access ..............  $449.9     $470.5     $479.5         $ 62.8      $ 62.9      $ 63.0
Information Distribution ........   322.0      356.9      377.5           29.7        36.4        23.5
                                    -----      -----      -----          -----       -----       -----
  Total .........................   771.9      827.4      857.0           92.5        99.3        86.5
Interest expense, net ...........                                        (48.5)      (43.1)      (40.6)
Corporate expenses ..............                                        (12.9)      (13.5)      (14.4)
                                    -----      -----      -----          -----       -----       -----
Consolidated ....................  $771.9     $827.4     $857.0         $ 31.1      $ 42.7      $ 31.5
                                    =====      =====      =====          =====       =====       =====

                                      Capital Expenditures              Depreciation and Amortization (1)
                                   ----------------------------        -------------------------------
                                    1995       1996       1997           1995        1996        1997
                                   ------     ------     ------         ------      ------      ------
Information Access .............. $ 34.2      $ 33.6     $ 31.3         $ 31.3      $ 36.1      $ 42.5
Information Distribution ........    6.7         7.6        4.7            5.0         6.6         7.2
                                    -----      -----      -----          -----       -----       -----
  Total .........................   40.9        41.2       36.0           36.3        42.7        49.7
Corporate .......................    0.2         0.3        0.4            0.6         0.6         0.5
                                    -----      -----      -----          -----       -----       -----
Consolidated .................... $ 41.1      $ 41.5     $ 36.4         $ 36.9      $ 43.3      $ 50.2
                                    =====      =====      =====          =====       =====       =====

                                       Identifiable Assets
                                   ----------------------------
                                    1995       1996       1997
                                   ------     ------     ------
Information Access ..............  $393.9     $459.7     $467.1
Information Distribution ........   177.1      199.4      225.5
                                    -----      -----      -----
  Total .........................   571.0      659.1      692.6
Corporate .......................    81.8       85.5       86.8
                                    -----      -----      -----
Consolidated ....................  $652.8     $744.6     $779.4
                                    =====      =====      =====

 (1)  Excludes amortization/write-off of deferred financing costs.

                                                          Earnings from Continuing
                                                          Operations Before
                                                          Income Taxes and
                                   Net Sales              Extraordinary Items (1)         Identifiable Assets (2)
                            -------------------------     ----------------------------    -----------------------
                             1995      1996      1997       1995      1996      1997       1995    1996     1997
                            ------    ------    ------     ------    ------    ------     ------  ------   ------
 Geographic segments
 United States:
 Unaffiliated customers ..  $577.2    $630.6    $685.8
 Inter-segment ...........    51.1      46.6      45.0
                             -----     -----     -----
   Total .................   628.3     677.2     730.8     $ 77.6    $ 82.9    $ 76.5    $467.7   $563.2   $603.8
                             -----     -----     -----      -----     -----     -----     -----    -----    -----
 Europe:
 Unaffiliated customers ..   145.1     158.2     137.6
 Inter-segment ...........     2.0       0.8       1.0
                             -----     -----     -----
  Total ..................   147.1     159.0     138.6       12.6      13.3       5.8      78.2     81.2     76.1
                             -----     -----     -----      -----     -----     -----     -----    -----    -----
 Other:
 Unaffiliated customers ..    49.6      38.6      33.6        2.3       3.1       4.2      26.3     16.0     14.1
                             -----     -----     -----      -----     -----     -----     -----    -----    -----
 Eliminations inter-segment  (53.1)    (47.4)    (46.0)        --        --        --      (1.2)    (1.3)    (1.4)
                             -----     -----     -----      -----     -----     -----     -----    -----    -----
   Total .................  $771.9    $827.4    $857.0     $ 92.5    $ 99.3    $ 86.5    $571.0   $659.1   $692.6
                             =====     =====     =====      =====     =====     =====     =====    =====    =====

(1)  Excludes net interest and corporate expenses.

(2)  Excludes identifiable assets of corporate and discontinued operations.


Note 4 - Income Taxes

     The pretax income from continuing operations, before extraordinary items, on which income taxes were provided in fiscal 1995, 1996 and 1997 were:

                                                        1995              1996              1997
                                                      --------          --------          --------
United States .....................................  $  25,682         $  34,507         $  27,199
Foreign ...........................................      5,398             8,205             4,251
                                                      --------          --------          --------
Pretax income from continuing operations ..........  $  31,080         $  42,712         $  31,450
                                                      ========          ========          ========

     The provision for income taxes in fiscal 1995, 1996 and 1997 included the following:

                                                 1995           1996           1997
                                               --------       --------       --------
Current income tax expense (benefit):
United States ...............................  $ 4,551        $ 6,805        $ 5,977
State and local .............................      427          1,163             (7)
Foreign .....................................    1,849          3,974          2,918
                                                ------         ------         ------
Current income tax expense ..................    6,827         11,942          8,888
                                                ------         ------         ------
Deferred income tax expense (benefit):
United States ...............................    3,962          3,756          2,576
State and local .............................    1,641          1,454          1,683
Foreign .....................................      381            711           (567)
                                                ------         ------         ------
Deferred income tax expense .................    5,984          5,921          3,692
                                                ------         ------         ------
Income tax expense ..........................  $12,811        $17,863        $12,580
                                                ======         ======         ======

     The significant components of deferred income tax expense in fiscal 1995, 1996 and 1997 were as follows:

                                                      1995            1996           1997
                                                    --------        --------       --------
Deferred income tax expense (benefit),
 exclusive of components listed below ............  $(3,050)        $ 1,028        $(2,585)
Operating loss carryforwards .....................    9,282           5,082         13,636
Tax credits ......................................     (248)           (189)        (7,359)
                                                     ------          ------         ------
Deferred income tax expense ......................  $ 5,984         $ 5,921        $ 3,692
                                                     ======          ======         ======

     Deferred income taxes are primarily provided for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The tax effects of the major temporary differences that gave rise to the deferred tax asset (liability) at the end of fiscal 1996 and 1997 were as follows:

                                                                 1996             1997
                                                               --------         --------
    Deferred tax assets are attributable to:
    Accrued expenses .......................................   $  9,236         $  8,220
    Deferred compensation ..................................      9,194           10,249
    Postretirement benefits ................................      3,476            3,493
    Accounts receivable ....................................      2,332            2,625
    Operating loss carryforwards ...........................     22,188           28,149
    Tax credits ............................................        525              357
    Other ..................................................         82              480
                                                                 ------          -------
    Total gross deferred tax assets ........................     47,033           53,573
    Valuation allowance ....................................     (7,049)          (5,956)
                                                                 ------          -------
    Net deferred tax assets ................................     39,984           47,617

    Deferred tax liabilities are attributable to:
    Property, plant and equipment ..........................    (14,410)         (13,424)
    Intangibles ............................................    (16,607)         (16,003)
    Deferred income ........................................    (23,346)         (20,244)
    Undistributed foreign earnings .........................     (3,305)          (3,025)
                                                                -------          -------
    Total gross deferred tax liabilities ...................    (57,668)         (52,696)
                                                                -------          -------
    Net deferred tax liabilities ...........................   $(17,684)        $ (5,079)
                                                                =======          =======

     Net deferred tax liabilities, including amounts related to discontinued operations, are classified as other long-term liabilities in the balance sheet. Valuation allowances are established for certain foreign jurisdictions where the realization of gross deferred tax assets have not been assumed. The valuation allowance was reduced in fiscal 1997 due to income realized in one of such jurisdictions.

     At the end of fiscal 1997, the net deferred tax assets of $47,617 are expected to be realized through the reversal of taxable temporary differences which generate future taxable income.

     The differences between the Company's effective rate for income taxes and the statutory federal income tax rate in fiscal
1995, 1996 and 1997 were as follows:

                                                          1995         1996         1997
                                                        --------     --------     --------
Statutory federal income tax rate ...................     35.0%        35.0%        35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit ..........      6.3          5.7          5.3
Foreign earnings ....................................      1.0          4.4          2.6
Amortization of intangibles .........................      2.3          2.1          3.2
Repatriation of foreign earnings ....................     (0.8)        (1.0)        (0.9)
Other ...............................................     (2.6)        (4.4)        (5.2)
                                                         -----        -----        -----
Effective income tax rate ...........................     41.2%        41.8%        40.0%
                                                         =====        =====        =====

     As a result of losses incurred in fiscal 1992 and 1993, and the extraordinary losses and loss from discontinued operations in fiscal 1997, United States net operating loss ("NOL") carryforwards of $62,498 exist for tax purposes expiring as follows: $8,047 in 2007, $19,908 in 2008, and $34,543 in 2012.
Foreign NOL carryforwards of $11,171 exist for tax purposes expiring as follows: $1,824 in 2000, $4,554 in 2001, $4,340 in
2002, $86 in 2003, $243 in 2004 and $124 in 2005.

     In the United States, the Company's current tax liability is the greater of its regular tax or alternative minimum tax ("AMT"). To the extent that AMT exceeds regular tax, the Company is entitled to an AMT credit. The Company has AMT credits of $2,360 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event the regular tax expense exceeds the alternative minimum tax expense, or are available to offset future AMT-NOL's which can be carried back.

     Net income taxes paid for fiscal 1995, 1996 and 1997 were $4,803, $10,943 and $5,533, respectively.


Note 5 - Discontinued Operations

     In December 1997, the Company adopted a plan to divest its postal contracting business, and accordingly the operating results and net assets of this business have been segregated from continuing operations. The Consolidated Statements of Operations separately reflect the earnings (after tax) of the postal contracting business, which includes an allocation of the Company's interest expense based on projected divesture proceeds. The Consolidated Balance Sheets separately reflect the net assets of the postal contracting business as a non-current asset.

     Results from discontinued operations for fiscal years 1995, 1996 and 1997 are as follows:

                                                       1995        1996        1997
                                                     --------    --------    --------
Net sales ......................................     $ 47,998    $ 75,399    $ 28,256

Earnings (loss) before income taxes ............        1,569       1,343     (37,401)
Income tax expense/(benefit) ...................          628         537     (14,960)
                                                      -------     -------     -------
Earnings (loss) from discontinued operations ...     $    941    $    806    $(22,441)
                                                      =======     =======     =======

     No provision has been made for additional losses for the postal contracting business during the divestiture period or for losses to dispose of the business, as no such combined loss is currently projected.


Note 6 - Extraordinary Losses

     The fiscal 1997 extraordinary losses of $28,889 ($42,734 pretax) were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $229,712 (accreted value) of the 11 1/2% Senior Discount Debentures, $80,000 of the 9 1/4% Senior Notes and $57,080 of the 10 3/4% Senior Subordinated Notes.

      The fiscal 1996 extraordinary losses of $2,585 ($4,039 pretax) were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $34,158 (accreted value) of the 11 1/2% Senior Discount Debentures and $17,920 of the 10 3/4% Senior Subordinated Notes.

    The fiscal 1995 extraordinary losses of $3,219 ($5,030 pretax) were comprised of the debt repurchase premium and write-off of unamortized debt issuance costs associated with the repurchase of $50,000 of the 10 3/4% Senior Subordinated Notes and the write-off of unamortized debt issuance costs associated with the prepayment of $17,628 of term loans under the Credit Agreement.

Note 7 - Debt and Lines of Credit

     Debt at the end of fiscal 1996 and 1997 consisted of the following:

                                                                      1996        1997
                                                                    -------     -------
    Notes payable ...........................................      $  8,397    $  3,567
                                                                    =======     =======
    Long-term debt:
     Revolving Credit Agreement .............................      $195,100    $493,100
     9 1/4% Senior Notes ....................................        80,000          --
     10 3/4% Senior Subordinated Notes ......................        57,080          --
     11 1/2% Senior Discount Debentures .....................       211,675          --
     Other long-term debt ...................................         6,093       5,071
                                                                    -------     -------
    Long-term debt, including current maturities ............       549,948     498,171
    Less: current maturities ................................         1,667         919
                                                                    -------     -------
    Long-term debt ..........................................      $548,281    $497,252
                                                                    =======     =======

     The weighted average interest rates on short-term borrowings at the end of fiscal 1996 and 1997 were 7.00% and 6.85%, respectively.

     At the end of fiscal 1997, the Company had foreign short-term lines of credit totaling $29,762, of which $26,195 was unused. These short-term credit lines are denominated in foreign currencies and generally require no compensating balances or commitment fees.

     In fiscal 1997, the Company entered into a $600,000 revolving credit agreement ("Credit Agreement") which replaced the 1996 Bank Credit Agreement. The final maturity date of the Credit Agreement is December 31, 2003, with no principal payments due until December 31, 2002, at which time the maximum amount of the credit facility is reduced to $500,000. The interest rate on borrowings under the Credit Agreement is determined at the time of borrowing, and is based upon the Company's leverage ratio for the preceding four quarters. At January 3, 1998, the interest rate in effect was (at the Company's option), either LIBOR +
 .75%, or the prime rate. The Credit Agreement requires compliance with leverage, fixed charge and net worth covenants. The Company and its domestic operating subsidiaries, excluding Bell & Howell Financial Services Company ("BHFS"), are jointly and severally liable as guarantors under the Credit Agreement. The Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of the Company's Common Stock.

     During fiscal 1997, the Company used borrowings under the Credit Agreement and proceeds from the issuance of Common Stock to pay in full all amounts outstanding under the Company's previous bank credit agreement, its 9 1/4% Senior Notes due July 15, 2000, its 10 3/4% Senior Subordinated Notes due October 1, 2002, and its 11 1/2% Senior Discount Debentures due March 1, 2005.

     The Company's financing subsidiary, BHFS, funds its operations by selling its lease receivables on a non-recourse basis under a Receivable Purchase Agreement. The agreement is renewable annually and includes the buyer's commitment to purchase new lease receivables. During fiscal 1996 and 1997, BHFS sold lease receivables of $71,300 and $47,000, respectively.

     For the five years subsequent to 1997, annual maturities of long-term debt are: 1998 - $919; 1999 - $706; 2000 - $298;
2001 - $235 and 2002 - $135.

     Interest paid for fiscal 1995, 1996 and 1997 was $34,142, $30,197 and $39,223, respectively.


Note 8 - Leases

     Lessor. The Company provides sales-type leases for its products and additionally leases products to customers under direct financing leases, primarily through BHFS. The Company's net investment in sales-type and direct financing leases at the end of fiscal 1996 and 1997 were as follows:

                                                                 1996            1997
                                                               --------        --------
    Minimum lease payments receivable ....................     $ 69,172        $ 77,018
    Estimated unguaranteed residual values ...............        4,347           5,912
    Unearned income ......................................      (21,905)        (28,399)
    Allowance for doubtful accounts ......................       (2,805)         (3,283)
                                                                -------         -------
    Net investment .......................................     $ 48,809        $ 51,248
                                                                =======         =======

     The scheduled maturities for sales-type and direct financing lease receivables at the end of fiscal 1997 were as follows:

            1998 .....................................................   $ 21,590
            1999 .....................................................     19,181
            2000 .....................................................     18,003
            2001 .....................................................     13,006
            2002 .....................................................      5,238
                                                                          -------
            Total minimum lease payments to be received ..............   $ 77,018
                                                                          =======

     Lessee. The Company leases certain facilities and equipment for production, selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 1997 were as follows:

            1998 .....................................................   $ 13,388
            1999 .....................................................     11,339
            2000 .....................................................      9,288
            2001 .....................................................      7,191
            2002 .....................................................      5,656
            Subsequent to 2002 .......................................     21,116
                                                                          -------
                                                                         $ 67,978
                                                                          =======

     Total rental expenses for fiscal 1995, 1996 and 1997 were $14,216, $16,007 and $14,657, respectively.


Note 9 - Pension and Profit-Sharing Plans

     Eligible employees of the Company's domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 1995, 1996 and 1997 were $5,591, $5,819 and $7,025, respectively.

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

     Plan assets consist principally of common stocks, fixed income securities and cash equivalents.

     The net pension costs of defined benefit plans for fiscal
1995, 1996 and 1997 were as follows:

                                                              1995        1996        1997
                                                            --------    --------    --------
Service cost .............................................  $  2,062    $  2,108    $  2,413
Interest cost ............................................     4,225       4,602       5,143
Return on assets .........................................    (6,745)     (5,513)     (7,879)
Net amortization and deferral ............................     1,497      (1,037)      2,024
                                                             -------     -------     -------
Net pension cost .........................................  $  1,039    $    160    $  1,701
                                                             =======     =======     =======

     The projected benefit obligations were determined using assumed discount rates of 7.5% to 8.0%, and assumed compensation increase rates of 3.0% to 5.0%. The assumed long-term rates of return on plan assets are 9.5% to 10.0%.

     The status of defined benefit plans at the end of fiscal 1996 and 1997 was as follows:

                                                           1996                        1997
                                                    --------------------        --------------------
                                                    Funded      Unfunded        Funded      Unfunded
                                                    -------     --------        -------     --------
  Vested benefit obligation ...................    $ 42,315     $ 16,505       $ 47,881     $ 18,330
                                                    =======      =======        =======      =======
  Accumulated benefit obligation ..............    $ 42,578     $ 16,902       $ 48,742     $ 18,786
                                                    =======      =======        =======      =======

  Projected benefit obligation ................    $ 44,792     $ 18,384       $ 51,203     $ 20,208
  Plan assets at fair value ...................      63,566           --         70,602           --
                                                    -------      -------        -------      -------
  Plan assets in excess of (less than)
   projected benefit obligation ...............      18,774      (18,384)        19,399      (20,208)
  Unrecognized net (gain) loss ................     (12,585)       2,098        (11,794)       3,563
  Unrecognized prior service costs ............       2,131          235          1,671          207
                                                    -------      -------        -------      -------
  Prepaid (accrued) pension cost ..............    $  8,320     $(16,051)      $  9,276     $(16,438)
                                                    =======      =======        =======      =======

Note 10 - Postretirement Benefits Other Than Pensions

     The Company has contributory and non-contributory postretirement medical benefit plans and a non-contributory postretirement life insurance benefit plan covering certain domestic employees; all plans are unfunded.

     The net postretirement benefit costs in fiscal 1995, 1996 and 1997 were as follows:

                                                                 1995        1996        1997
                                                               --------    --------    --------
   Service cost .............................................   $   41      $   92      $  211
   Interest cost ............................................      898       1,033         985
   Net amortization and deferral ............................       49         322         195
                                                                 -----       -----       -----
   Net postretirement benefit cost ..........................   $  988      $1,447      $1,391
                                                                 =====       =====       =====

     The accumulated postretirement benefit obligations at the end of fiscal 1996 and 1997 were as follows:

                                                                       1996         1997
                                                                      -------     -------
    Retirees .......................................................  $ 6,820     $ 7,650
    Active employees eligible for
     retirement benefits ...........................................    5,219       3,161
    Active employees not yet eligible for
     retirement benefits ...........................................      217       2,085
                                                                       ------      ------
    Accumulated postretirement benefit obligation ..................   12,256      12,896
    Unrecognized net loss ..........................................    3,830       4,177
                                                                       ------      ------
    Accrued postretirement benefit obligation ......................  $ 8,426     $ 8,719
                                                                       ======      ======

     For measurement purposes, discount rates of 8.8% and 8.0% were used for 1996 and 1997, respectively, with an assumed constant inflationary health care cost trend rate of 5.5% and 4.5%, respectively. If the health care cost trend rate increased by 1%, the accumulated postretirement benefit obligation at the end of fiscal 1997 would increase by $1,238 and the net postretirement benefit cost for fiscal 1997 would increase by $125.


Note 11 - Common Stock

     The Company has 50,000 authorized shares of Common Stock, ($.001 par value per share), 23,415 of which were outstanding at the end of fiscal 1997, which includes 5,026 shares issued in a public offering in September 1997. The Company's Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of its Common Stock.


Note 12 - Stock Compensation Plans

Stock Option Plan

     In May 1995, the Company completed its initial public equity offering of 5,000 shares of Common Stock (which were issued at $15.50 per share). Coincident with the initial public equity offering, the Company adopted the 1995 Stock Option Plan (the "Option Plan"), under which 2,160 shares of Common Stock have been reserved for issuance. The Option Plan is administered by the Compensation Committee of the Board of Directors which has authority to determine which officers and key employees of the Company will be granted options. All options are granted at not less than the fair market value on the date of the grant.

     Additionally, coincident with the initial public equity offering, the Company granted options for 1,115 shares to Messrs. White, Roemer and Johansson (the "Senior Executive Grantees"), with a series of six option exercise prices (the first of which equaled the initial public equity offering price, with each subsequent exercise price set at 120% of the preceding exercise price). The term for these options is six years, with the options vesting in installments commencing after year three. Options with respect to the remaining 1,045 shares reserved under the Option Plan may be granted to other officers and key employees of the Company (the "Key Executive Grantees"), selected by the Compensation Committee. At the end of fiscal 1997 the Company had options outstanding for 565 shares to the Key Executive Grantees. The term for these options is ten years, vesting in equal annual increments over a five year period.

     Per the provisions of SFAS No. 123, the Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for the Option Plan, and accordingly, no compensation cost has been recognized. Had compensation cost for the Option Plan been determined based on the fair value of options granted (consistent with SFAS No. 123), the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                         1995           1996           1997
                                                        --------       --------       --------
     Net income (loss):
      As reported ....................................  $ 15,991       $ 23,070       $(32,460)
      Pro forma ......................................    15,718         22,392        (33,610)

     Basic earnings (loss) per share:
      As reported ....................................  $    .96       $   1.26       $  (1.64)
      Pro forma ......................................       .95           1.22          (1.70)

     Diluted earnings (loss) per share:
      As reported ....................................  $    .96       $   1.24       $  (1.63)
      Pro forma ......................................       .95           1.22          (1.70)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 20%; risk free interest rate of 6%; expected lives of 5 years; and no dividend yield.

     A summary of the stock option transactions for fiscal 1995, 1996, and 1997 are as follows:

                                        Senior Executive Grantees     Key Executive Grantees
                                        -------------------------     -----------------------
                                                  Weighted-                    Weighted-
                                        Shares    Average             Shares   Average
                                        (000)     Exercise Price      (000)    Exercise Price
                                        ------    ---------------     ------   --------------
       Balance at the end of
       fiscal 1994 .................        --        $      --           --      $      --
   1995:
      Granted ......................     1,115            27.30          184          15.99
      Exercised ....................        --               --           --             --
      Forfeited ....................        --               --          (14)         15.50
      Options outstanding at            ------          -------       ------       --------
       the end of fiscal 1995 ......     1,115        $   27.30          170      $   16.03
                                        ======         ========       ======       ========
      Options exercisable at the
       end of fiscal 1995 ..........        --        $      --           --      $      --
                                        ------         --------       ------       --------
      Weighted average fair value of
       options granted during
       fiscal 1995 .................   $  1.75                       $  4.96
                                        ------                        ------
      Balance at the end of
       fiscal 1995 ................      1,115        $   27.30          170      $   16.03
   1996:
      Granted .....................         --               --          226          31.50
      Exercised ...................         --               --           (2)         15.50
      Forfeited ...................         --               --          (28)         18.09
      Options outstanding at the        ------         --------       ------       --------
       end of fiscal 1996 .........      1,115        $   27.30          366      $   25.42
                                        ======         ========       ======       ========
      Options exercisable at the
       end of fiscal 1996 ..........        --        $      --           28      $   16.14
                                        ------         --------       ------       --------
      Weighted average fair value of
       options granted during
       fiscal 1996 .................   $    --                       $  9.78
                                        ------                        ------
      Balance at the end of
       fiscal 1996 .................     1,115        $   27.30          366      $   25.42
   1997:
      Granted ......................        --               --          305          23.49
      Exercised ....................        --               --          (15)         15.62
      Forfeited ....................        --               --          (91)         24.92
      Options outstanding at            ------          -------       ------       --------
       the end of fiscal 1997 ......     1,115        $   27.30          565      $   24.73
                                        ======         ========       ======       ========
      Options exercisable at the
       end of fiscal 1997 ..........       460        $   27.30           72      $   23.75
                                        ------         --------       ------       --------
      Weighted average fair value of
       options granted during
       fiscal 1997 .................   $    --                       $  7.29
                                        ------                        ------

     The following table provides additional information with respect to stock options outstanding at the end of fiscal 1997:

                                             Options Outstanding                Options Exercisable
                                   --------------------------------------       -----------------------
                                                  Weighted
                                                  Average        Weighted                      Weighted
                                   Number         Remaining      Average        Number         Average
                                   Outstanding    Contractual    Exercise       Exercisable    Exercise
     Range of Exercise Price       (000)          Life (Years)   Price          (000)          Price
     -----------------------       -----------    -----------    --------       -----------    --------
     $15.00 - $19.99                    315           4.4        $ 16.57              123      $ 16.62
      20.00 - $24.99                    441           6.1          21.68               97        22.16
      25.00 - $29.99                    248           3.8          26.91               95        26.81
      30.00 - $34.99                    453           6.0          31.70              125        31.93
      35.00 - $39.99                    223           3.3          38.50               92        38.50
                                     ------           ---         ------           ------       ------
                                      1,680           5.1        $ 26.44              532      $ 26.82
                                     ======           ===         ======           ======       ======

Employee Stock Purchase Plan

     In fiscal 1996, the Company's Board of Directors adopted the Associate Stock Purchase Plan (the "ASPP"), whereby employees are afforded the opportunity to purchase shares in the Company, by authorizing the sale of up to 500 shares of Common Stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. Under SFAS No. 123, the ASPP is a non-compensatory plan.


Note 13 - Foreign Currency Transactions

     The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through June 1998, and are for an aggregate amount of $17,327 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts, however, such nonperformance is not anticipated.

     Net transaction gains(losses) for fiscal 1995, 1996 and 1997 of ($322), $4 and $113, respectively, have been included in the earnings of the respective periods.

Note 14 - Contingent Liabilities

      The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Note 15 - Related Party Transactions

     The Company has made loans (the balance of which totaled $1,707 at the end of fiscal 1997) to certain key executives in connection with their purchases of the Company's Common Stock. Pursuant to the terms of such loans, the shares acquired are pledged as security. The following individuals have loans in excess of $60 outstanding at the end of fiscal 1997:
Nils Johansson ($251), Michael Dering ($238), Maria Rubly ($382), Ben McSwiney ($379) and Bruce Moeller ($165). Each loan is evidenced by an installment note which bears interest at the Company's marginal rate of borrowing (approximately 6% in fiscal
1997), and are primarily due on December 31, 1998. Interest and principal may be deferred until that date.

Note 16 -Interim Financial Information (unaudited)

     The following table presents the Company's quarterly results of operations for fiscal 1997 and fiscal 1996:

                                               First      Second      Third      Fourth(1)     Year
                                             --------    --------    --------    ---------    -------
1997
Net Sales ................................   $191,127    $214,968    $205,287    $245,589    $856,971
Gross profit..............................     70,171      82,142      83,435      89,710     325,458
Earnings from continuing operations
 before extraordinary items ..............      1,980       4,281       6,572       6,037      18,870
Earnings (loss) from discontinued
 operations ..............................         70         329         (95)    (22,745)    (22,441)
Extraordinary losses .....................       (905)        (67)     (9,678)    (18,239)    (28,889)
                                              -------     -------     -------     -------     -------
  Net earnings (loss) ....................   $  1,145    $  4,543     $(3,201)   $(34,947)   $(32,460)
                                              =======     =======     =======     =======     =======
Net earnings (loss) per basic share:
 Earnings from continuing
  operations before extraordinary items ..   $    .11    $    .23     $   .35    $    .26    $    .96
 Earnings (loss) from discontinued
  operations .............................         --         .02          --        (.97)      (1.14)
 Extraordinary losses ....................       (.05)         --        (.52)       (.78)      (1.46)
                                              -------     -------     -------     -------     -------
 Net earnings (loss) per common share ....   $    .06    $    .25    $   (.17)   $  (1.49)   $  (1.64)
                                              =======     =======     =======     =======     =======
Net earnings (loss) per diluted share:
 Earnings from continuing operations
  before extraordinary items .............   $    .11    $    .23    $    .35    $    .26    $    .95
 Earnings (loss) from discontinued
  operations .............................         --         .02        (.01)       (.97)      (1.13)
 Extraordinary losses ....................       (.05)         --        (.51)       (.77)      (1.45)
                                              -------     -------     -------     -------     -------
 Net earnings (loss) per common share ....   $    .06    $    .25    $   (.17)   $  (1.48)   $  (1.63)
                                              =======     =======     =======     =======     =======

                                               First      Second      Third      Fourth(1)     Year
                                             --------    --------    --------    ---------    -------
1996
Net Sales ................................   $189,193   $ 197,261   $ 194,622   $ 246,322   $ 827,398
Gross profit..............................     69,980      73,305      75,472     100,616     319,373
Earnings from continuing operations
 before extraordinary items ..............      1,729       5,421       4,130      13,569      24,849
Earnings (loss) from discontinued
 operations ..............................        124      (2,077)        693       2,066         806
Extraordinary losses .....................         --      (2,585)         --          --      (2,585)
                                              -------     -------     -------     -------     -------
  Net earnings ...........................   $  1,853    $    759    $  4,823    $ 15,635    $ 23,070
                                              =======     =======     =======     =======     =======
Net earnings per basic share:
 Earnings from continuing operations
  before extraordinary items .............   $    .09    $    .30    $    .22    $    .74    $   1.36
 Earnings (loss) from discontinued
  operations .............................        .01        (.11)        .04         .11         .04
 Extraordinary losses ....................         --        (.15)         --          --        (.14)
                                              -------     -------     -------     -------     -------
 Net earnings per common share............   $    .10    $    .04    $    .26    $    .85    $   1.26
                                              =======     =======     =======     =======     =======
Net earnings per diluted share:
 Earnings from continuing operations
  before extraordinary items .............   $    .09    $    .29    $    .22    $    .74    $   1.34
 Earnings (loss) from discontinued
  operations .............................        .01        (.11)        .04         .11         .04
 Extraordinary losses ....................         --        (.14)         --          --        (.14)
                                              -------     -------     -------     -------     -------
 Net earnings per common share............   $    .10    $    .04    $    .26    $    .85    $   1.24
                                              =======     =======     =======     =======     =======

(1) In the forth quarter 1997 the Company recorded an additional loss reserve related to the postal contracting business of $34,260 and a special charge for its mail processing business of $6,596 related to severance/inventory exposures.

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

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998 (under the captions "Compensation of Directors", "Executive Compensation", "Supplemental Retirement Plan", and "Compensation Committee Interlocks and Insider Participation"), and is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management.
          ----------

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998 (under the captions "Security Ownership of Certain Beneficial Owners and Management", and "Information Relating to Directors and Executive Officers"), and is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     Information regarding Related Party Transactions is included in Note 15 of this report. The remaining information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998 (under the caption "Shareholders Agreement"), and is hereby incorporated by reference.

                             SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 27, 1998         Bell & Howell Company
                             By: /s/ James P. Roemer
                             -----------------------------------
                             James P. Roemer
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                               Title                        Date
--------------------------------       ---------------------------        ----------------
/s/ James P. Roemer                     Chairman of the Board of           March 27, 1998
--------------------------------         Directors, President and
James P. Roemer                          Chief Executive Officer

/s/ Nils A. Johansson                   Executive Vice President,          March 27, 1998
--------------------------------         Chief Financial Officer
Nils A. Johansson                        and Director

/s/ Stuart T. Lieberman                 Vice President, Finance            March 27, 1998
--------------------------------         and Chief Accounting
Stuart T. Lieberman                      Officer

/s/ Gary S. Salit                       Corporate Counsel and              March 27, 1998
--------------------------------         Secretary
Gary S. Salit

/s/ David Bonderman                     Director                           March 27, 1998
--------------------------------
David Bonderman

/s/ David G. Brown                      Director                           March 27, 1998
--------------------------------
David G. Brown

/s/ J. Taylor Crandall                  Director                           March 27, 1998
--------------------------------
J. Taylor Crandall

/s/ Daniel Doctoroff                    Director                           March 27, 1998
--------------------------------
Daniel Doctoroff

/s/ William E. Oberndorf                Director                           March 27, 1998
--------------------------------
William E. Oberndorf

/s/ Gary L. Roubos                      Director                           March 27, 1998
--------------------------------
Gary L. Roubos

/s/ John H. Scully                      Director                           March 27, 1998
--------------------------------
John H. Scully

Item 14.  Exhibits, Financial Statement Schedules, and Reports
-------   ----------------------------------------------------
          on Form 8-K.
          -----------

(a)  1.   Financial statements:
          The following consolidated financial statements of Bell & Howell Company are included in Part II, Item 8,
          Financial Statements and Supplementary Data:

          Independent Auditors' Report

          Consolidated Statements of Operations -
          Fiscal years 1995, 1996 and 1997

          Consolidated Balance Sheets - At the end of fiscal years
          1996 and 1997

          Consolidated Statements of Cash Flows -
          Fiscal years 1995, 1996 and 1997

          Consolidated Statements of Shareholders'
          Equity - Fiscal years 1995, 1996 and 1997

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

     3.   Exhibits and Financial Statement Schedules

     (a)     Exhibits.

     Exhibit
       No.     Description
     -------   -----------

      *3.1     Form of Amended and Restated Certificate of
               Incorporation of Bell & Howell Company (f/k/a
               Bell & Howell Operating Company), Amended and
               Restated Registration No. 333-59994

      *3.2     By-laws of Bell & Howell Company Registration
               No. 333-63556

     *10.1     Amended and Restated Profit Sharing Retirement
               Plan is incorporated herein by reference to
               Exhibit 10.1 to Bell & Howell Company's
               (f/k/a Bell & Howell Operating Company)
               Registration Statement on Form S-1,
               as amended, Registration No. 33-63556

     *10.2 Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit
               10.4 to Bell & Howell Company's
               Registration Statement on Form S-1, as amended,
               Registration No. 33-63556

     *10.3 Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company's Registration
               Statement on Form S-1, as amended, Registration
               No. 33-63556

     *10.4 Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Company's Registration
               Statement on Form S-1, as amended, Registration
               No. 33-63556

     *10.5 Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Company's Registration Statement on Form S-1, as amended, Registration No. 33-89992

     *10.6 Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell
               Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.7 Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell
               Company's Registration Statement on Form S-1, as amended, Registration No. 33-59994

     *10.8     Registration Rights Agreement dated as of
               May 10, 1988 by and among Bell & Howell
               Group, Inc. and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.9 Amended and Restated Credit Agreement, dated as of September 4, 1996, among Bell & Howell Company (f/k/a Bell & Howell Operating Company), the Lenders listed therein and Bankers Trust Company, as Agent, Registration No. 33-59994

     *10.10 Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) Registration Statement on Form S-1, as amended, Registration No. 33-89992

     *10.11 Receivables Purchase Agreement dated May 1, 1996, between Bell & Howell Financial Services Company and the First National Bank of Chicago,
               Registration No. 33-59994

       21.1    Subsidiaries of Bell & Howell Company

       23.1    Consent of KPMG Peat Marwick LLP

       27.1    Restated Financial Data Schedule - 1995
       27.2    Restated Financial Data Schedule - 1996
       27.3    Financial Data Schedule - 1997

*   As previously filed

      (b) Reports on Form 8-K filed during the last quarter of the year:

               December 23, 1997 Plan of Liquidation and
               Dissolution of Bell & Howell Company's parent corporation.