Form 10-Q
period 1998-04-04
BELL & HOWELL CO/
filed 1998-05-18
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
   April 4, 1998                              1-3246


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of May 8, 1998 was 23,431,375.

                        TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen Weeks Ended April 4, 1998 and
             March 29, 1997..................................   1

            Consolidated Balance Sheets - Assets at
             April 4, 1998 and January 3, 1998 ..............   2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at April 4, 1998
             and January 3, 1998 ............................   3

            Consolidated Statements of Cash Flows
             the Thirteen Weeks Ended April 4, 1998 and
             March 29, 1997 .................................   4

            Notes to the Consolidated Financial
             Statements .....................................   5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ......................................   8


PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ................................  13

  Item 6.  Exhibits and Reports on Form 8-K .................  13


SIGNATURE PAGE ..............................................  14

                            Bell & Howell Company and Subsidiaries
                             Consolidated Statements of Operations
                   (Dollars and shares in thousands, except per share data)
                                          (Unaudited)

                                                        Thirteen Weeks Ended
                                                     --------------------------
                                                     April 4,         March 29,
                                                       1998             1997
                                                    ---------         ---------
Net sales                                           $ 201,374         $ 191,127
Operating costs and expenses:
Cost of sales                                         123,807           120,956
Research and development                                9,160             9,162
Selling and administrative                             55,741            46,532
                                                     --------          --------
Total operating costs and expenses                    188,708           176,650
Operating income                                       12,666            14,477
Net interest expense:
Interest (income)                                      (6,294)           (5,012)
Interest expense                                       12,339            16,102
                                                     --------          --------
Net interest expense                                    6,045            11,090
Earnings from continuing operations
 before income taxes and extraordinary items            6,621             3,387
Income tax expense                                      2,648             1,407
                                                     --------          --------
Earnings from continuing operations
 before extraordinary items                             3,973             1,980
Earnings (loss) from discontinued operations             (726)               70
Extraordinary losses                                       --              (905)
                                                     --------          --------
Net earnings                                        $   3,247         $   1,145
                                                     ========          ========
Net earnings per common share:
Basic:
Earnings from continuing operations
 before extraordinary items                         $    0.17         $    0.11
Earnings (loss) from discontinued operations            (0.03)               --
Extraordinary losses                                       --             (0.05)
                                                     --------          --------
Net earnings per common share                       $    0.14         $    0.06
                                                     ========          ========
Diluted:
Earnings from continuing operations
 before extraordinary items                         $    0.17         $    0.11
Earnings (loss) from discontinued operations            (0.03)               --
Extraordinary losses                                       --             (0.05)
                                                     --------          --------
Net earnings per common share                       $    0.14         $    0.06
                                                     ========          ========
Average number of common shares and equivalents outstanding:
Basic                                                  23,422            18,315
Diluted                                                23,586            18,391
               The accompanying Notes to the Consolidated Financial statements are an integral part of these statements

                            Bell & Howell Company and Subsidiaries
                                   Consolidated Balance Sheets
                                      (Dollars in thousands)

                                              Assets


                                                          April 4,      January 3,
                                                            1998          1998
                                                        -----------    -----------
                                                        (Unaudited)     (Audited)
Current assets:
Cash and cash equivalents                               $   4,263       $  13,339
Accounts receivable, less allowance for doubtful
 accounts of $6,797 and $7,068, respectively              183,388         198,228
Inventory                                                 112,000         101,756
Other current assets                                       13,060          11,825
                                                         --------        --------
Total current assets                                      312,711         325,148

Property, plant and equipment, at cost                    399,460         391,309
Accumulated depreciation                                 (251,971)       (241,655)
                                                         --------        --------
Net property, plant and equipment                         147,489         149,654
Long-term receivables                                      49,894          66,625
Goodwill, net of accumulated amortization                 208,303         202,730
Net assets of discontinued operations                      12,479          20,470
Other assets                                               35,282          35,227
                                                         --------        --------
Total assets                                            $ 766,158       $ 799,854
                                                         ========        ========


               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                          Bell & Howell Company and Subsidiaries
                                Consolidated Balance Sheets
                              (Dollars and shares in thousands)

                            Liabilities and Shareholders' Equity

                                                              April 4,       January 3,
                                                               1998             1998
                                                           ------------    -------------
                                                            (Unaudited)      (Audited)
Current liabilities:
Notes payable                                               $   7,504        $   3,567
Current maturities of long-term debt                              942              919
Accounts payable                                               67,654           75,089
Accrued expenses                                               61,793           66,446
Deferred income                                               167,631          175,504
                                                             --------         --------
Total current liabilities                                     305,524          321,525

Long-term liabilities:
Long-term debt                                                473,027          497,252
Other liabilities                                              49,190           45,625
                                                             --------         --------
Total long-term liabilities                                   522,217          542,877

Shareholders' equity:
Common Stock, $.001 par value, 23,432 shares issued
 and 23,430 shares outstanding at April 4, 1998,
 and 23,425 shares issued and 23,415 shares outstanding
 at January 3, 1998                                                23               23
Capital surplus                                               138,810          138,660
Notes receivable from executives                               (1,895)          (1,707)
Retained earnings (deficit)                                  (195,064)        (198,311)
Cumulative foreign exchange translation adjustments            (3,386)          (2,922)
Treasury stock                                                    (71)            (291)
                                                             --------         --------
Total shareholders' equity (deficit)                          (61,583)         (64,548)

Commitments and contingencies                                      --               --
                                                             --------         --------
Total liabilities and shareholders' equity                  $ 766,158        $ 799,854
                                                             ========         ========


               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                           Bell & Howell Company and Subsidiaries
                           Consolidated Statements of Cash Flows
                                    (Dollars in thousands)
                                          (Unaudited)
                                                              Thirteen Weeks Ended
                                                          ---------------------------
                                                            April 4,        March 29,
                                                              1998             1997
                                                            --------        --------
Operating Activities:
Net earnings from continuing operations
 before extraordinary items                                 $  3,973        $  1,980
Extraordinary losses                                              --            (905)
Depreciation and amortization                                 13,826          14,477
Debt accretion                                                    --           5,714
Changes in operating assets and liabilities:
Accounts receivable                                           15,843          33,595
Inventory                                                     (9,656)            (35)
Other current assets                                          (1,211)           (843)
Long-term receivables                                         16,731           2,946
Income taxes                                                   3,434            (809)
Accounts payable                                              (7,659)        (15,606)
Accrued expenses                                              (7,580)        (24,318)
Deferred income and other long-term liabilities               (6,894)         (9,933)
Other, net                                                    (3,848)         (1,680)
                                                             -------         -------
Net cash provided by continuing operations                    16,959           4,583
Net cash provided (used) by discontinued operations            7,265         (18,711)
                                                             -------         -------
Net cash provided by operating activities                     24,224         (14,128)

Investing activities:
Expenditures for property, plant and equipment                (8,214)         (9,244)
Acquisitions                                                  (5,046)         (2,298)
                                                             -------         -------
Net cash used by investing activities                        (13,260)        (11,542)

Financing activities:
Proceeds from short-term debt                                  4,886           1,853
Repayment of short-term debt                                    (889)         (2,647)
Proceeds from long-term debt                                  12,068          45,301
Repayment of long-term debt                                  (36,270)        (23,365)
Proceeds from Common Stock, net                                  210             565
                                                             -------         -------
Net cash provided (used) by financing activities             (19,995)         21,707

Effect of exchange rate changes on cash                          (45)           (544)
                                                             -------         -------
Increase (decrease) in cash and cash equivalents              (9,076)         (4,507)

Cash and cash equivalents, beginning of period                13,339          15,500
                                                             -------         -------
Cash and cash equivalents, end of period                    $  4,263        $ 10,993
                                                             =======         =======

               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

              Bell & Howell Company and Subsidiaries

          Notes to the Consolidated Financial Statements

                 (Dollars and shares in thousands)


Note 1 - Basis of Presentation

     The consolidated financial statements include the accounts of Bell & Howell Company and its subsidiaries (collectively the "Company") and have been prepared without independent audit, except for the balance sheet data as of January 3, 1998.

     In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Bell & Howell Company's annual report for the fiscal year ended January 3, 1998.


Note 2 - Significant Accounting Policies

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,064 at April 4, 1998, and January 3, 1998.

     Net Earnings per Common Share. Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period, and assumes the issuance of additional common shares for all dilutive stock options outstanding during the period. A reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted earnings per share for the first quarter of 1998 and 1997 is shown in the table below:

                                                       Thirteen Weeks Ended
                                                    --------------------------
                                                      April 4,      March 29,
                                                        1998          1997
                                                       ------        ------
     Basic                                             23,422        18,315
     Dilutive effect of stock options                     164            76
                                                       ------        ------
     Diluted                                           23,586        18,391
                                                       ======        ======

Note 3 - Discontinued Operations

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

     Results from discontinued operations for the first quarter of 1998 and 1997 are as follows:

                                                       Thirteen Weeks Ended
                                                    --------------------------
                                                      April 4,      March 29,
                                                        1998           1997
                                                     --------       --------
Net sales                                            $  3,325       $  8,891

Earnings (loss) before income taxes                    (1,210)           117
Income tax expense/(benefit)                             (484)            47
                                                      -------        -------
Earnings (loss) from discontinued operations         $   (726)      $     70
                                                      =======        =======

Note 4 - Extraordinary Losses

     The extraordinary losses of $905 ($1,415 pretax) in the first quarter of 1997 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $15,598 (accreted value) of the 11 1/2% Senior Discount Debentures and $600 of the 10 3/4% Senior Subordinated Notes.


Note 5 - Comprehensive Income

    In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which is effective for financial statements for reporting periods beginning after December 15, 1997. This statement requires the disclosure of comprehensive income. The components of comprehensive income for the Company include net earnings and unrealized gains and losses relating to the translation of foreign currency balance sheets. Comprehensive income for the first quarter 1998 and 1997 was as follows:

                                                            Thirteen Weeks Ended
                                                         --------------------------
                                                           April 4,      March 29,
                                                             1998           1997
                                                          --------       --------
Net earnings                                              $  3,247       $  1,145

Other comprehensive income (loss):
 Foreign currency translation adjustments                     (464)        (2,269)
                                                           -------        -------
Comprehensive income (loss)                               $  2,783       $ (1,124)
                                                           =======        =======

    The foreign currency translation adjustments do not impact the Company's income tax expense.

Item 2.
------

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------
     This section should be read in conjunction with the Consolidated Financial Statements of Bell & Howell Company and
Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended January 3, 1998.


Results of Operations
---------------------

First Quarter 1998 Compared to First Quarter 1997
-------------------------------------------------

     The Company's net sales increased $10.2 million, or 5%, to $201.4 million in the first quarter of 1998. The increase resulted from strong sales growth in the Information Distribution segment as well as the transportation and vehicle business within the Information Access segment. This was partially offset by a stronger U.S. dollar and, within Information Access, lower sales of production scanners and the impact of a strategic shift from a direct retail sales channel to a more profitable wholesale sales channel in the corporate portion of the education and library business in the second half of 1997.

     Information Access net sales increased $3.2 million, or 3%, to $113.4 million in the first quarter of 1998. Within the Information Access businesses, the Company provides access to information in select vertical markets including the transportation and vehicle, and education and library markets, and also provides imaging solutions and components to financial institutions, governmental agencies and other paper intensive industries. Net sales to the transportation and vehicle market increased $3.5 million, or 14%, to $29.4 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to new systems placements, the Company continued to experience strong sales of additional software applications and high contract renewal rates related to previously placed systems. Net sales to the education & library market increased $.6 million, or 1%, to $43.6 million due to a growing electronic subscription base, which continued to reflect strong sales of ProQuest Direct (the Company's on-line product offering), and high renewal rates on existing products. While the sales comparison to the prior year is adversely impacted as the Company curtailed its direct sales efforts to the corporate market (and now more profitably serves corporate libraries through resellers like Dow Jones), sales of electronic content in the core North American education and library market increased 15% over the prior year, as customers increasingly demand electronic information solutions including on-line delivery. Net sales of microfilm and paper products to the education and library market increased modestly versus the prior year as increased pricing more than offset lower unit volumes. Imaging Solutions and Components net sales decreased $.9 million, or 2%, to $40.4 million as increased sales of micrographic equipment/service was more than offset by the aforementioned lower sales of production scanners resulting from a softer overall imaging market and a modified strategy related to the level of inventory maintained in the distribution channel.

     Information Distribution net sales increased $7.0 million, or 9%, to $88.0 million in the first quarter of 1998, as a 14% increase in sales to high volume mailers in North America was partially offset by the impact of a stronger U.S. dollar and an unusually strong first quarter in 1997 for sales in Japan. Service revenues (which are primarily annuity-based and represent 49% of segment sales), increased $5.1 million, or 13%, to $43.1 million due to both an expanded customer base and increased pricing.

     The Company's cost of sales increased $2.9 million, or 2%, to $123.8 million in the first quarter of 1998, with the gross profit (net sales less cost of sales) percentage increasing by
1.8 percentage points to 38.5%. The higher gross profit percentage in 1998 resulted from a more profitable product/channel mix, improved manufacturing/service productivity, and increased pricing.

     Research and development expense of $9.2 million remained constant with the prior year as the Company continued to invest in new product offerings. Such investment primarily related to the development of new electronic products for the education and library market, new technology platforms for the transportation and vehicle market, enhanced versions of production scanners, and new mail processing systems that are more electronic and software oriented. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions) in each of its businesses.

     Selling and administrative expense increased $9.2 million, or 20%, to $55.7 million in the first quarter of 1998 reflecting the Company's increased investment in sales and marketing resources, as well as increased distribution costs associated with the higher sales volumes.

     EBITDA (defined as operating income plus depreciation and amortization) decreased $1.8 million, or 6%, to $26.4 million in the first quarter of 1998, while operating income decreased
$1.8 million, or 13%, to $12.7 million.

     Information Access EBITDA decreased $.6 million, or 3%, to $23.0 million in the first quarter of 1998, as the slightly higher sales volumes (which reflected the lower sales of production scanners) and improved gross profit percentage (reflecting a more profitable product mix with a greater proportion of revenues related to software and publishing and a lower proportion related to the sale of hardware), was more than offset by increased operating expenses, which included severance costs related to reducing the expense infrastructure.
Information Access operating income decreased $.7 million, or 6%, to $11.5 million in the first quarter of 1998.

     Information Distribution EBITDA decreased $.9 million, or 11%, to $6.9 million in the first quarter of 1998, as the increased sales and improved gross profit percentage (also reflecting a more profitable product mix with an emphasis on software applications), was more than offset by increased operating expenses which included increased research and development costs for higher technology mail processing systems/software. Personnel reductions (the severance costs for which were reflected as a special charge in the fourth quarter of
1997) were implemented in the latter portion of the first quarter of 1998, with a minimal expense benefit recognized to date. Information Distribution operating income decreased $.8 million, or 14%, to $4.9 million in the quarter of 1998.

     Corporate expenses (excluding depreciation and amortization) increased $.3 million, or 10%, to $3.6 million in the first quarter of 1998 as productivity improvements were more than offset by inflationary/other cost increases.

     Net interest expense decreased $5.0 million, or 45%, to $6.0 million in the first quarter of 1998, primarily reflecting the impact of the Company's public offering of 5.0 million shares of Common Stock in September 1997, the proceeds of which together with borrowings under the Company's Credit Agreement were used to redeem debt outstanding. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary, increased $.8 million to $2.7 million in the first quarter of 1998, primarily due to continued growth in the lease receivables portfolio.

     Income tax expense increased in the first quarter of 1998 as a result of a higher level of pretax profit in the current year, which was partially offset by a reduced income tax rate related to the favorable settlement of certain prior year tax exposures.

     As a result of changing market and competitive dynamics within global government postal markets, as well as a review of its future strategic focus, in December 1997 the Company adopted a plan to divest its postal contracting business. Accordingly, the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements. Net sales for this business decreased $5.6 million to $3.3 million in first quarter of 1998, with a net loss of $.7 million in the first quarter of 1998 versus net income of $.1 million in the prior year.

     The extraordinary losses of $.9 million ($1.4 million pretax) in the first quarter of 1997 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $15.6 million (accreted value) of the 11 1/2% Senior Discount Debentures and $.6 million of the 10 3/4% Senior Subordinated Notes.

     Cash provided by continuing operations increased $12.4 million to $17.0 million in the first quarter of 1998 primarily due to decreased working capital requirements in the current year. Cash provided by discontinued operations improved $26.0 million to $7.3 million in the first quarter of 1998 primarily due to reduced investment requirements related to international postal contracts. As a result of the improved cash flow from operations, which more than offset continued investments in capital expenditures/acquisitions, debt (net of cash and cash equivalents) decreased by $11.2 million to $477.2 million in the first quarter of 1998.

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

     In February 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans, and will govern the Company's disclosures related to its benefit plans beginning with the fiscal 1998 annual financial statements.

Part II.  Other Information
-------   -----------------

Item 1.  Legal Proceedings.
------   -----------------

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)  Exhibits:

       Index Number      Description
       ------------      -----------

          (27.1)         Financial Data Schedule
          (27.2)         Restated Financial Data Schedule
                         Q1-97


  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended April 4, 1998.

                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1998                BELL & HOWELL COMPANY





                                   /s/ James P. Roemer
                                   --------------------------
                                   James P. Roemer
                                   Chairman of the Board
                                   of Directors, President and
                                   Chief Executive Officer


                                   /s/Nils A. Johansson
                                   --------------------------
                                   Nils A. Johansson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Director