Form 10-Q
period 1998-07-04
BELL & HOWELL CO/
filed 1998-08-13
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
   July 4, 1998                              1-3246


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of August 11, 1998 was 23,484,508.

                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Twenty-Six Weeks Ended
             July 4, 1998 and June 28, 1997 .................   1

            Consolidated Balance Sheets - Assets at
             July 4, 1998 and January 3, 1998 ...............   2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at July 4, 1998
             and January 3, 1998 ............................   3

            Consolidated Statements of Cash Flows for
             the Twenty-Six Weeks Ended
             July 4, 1998 and June 28, 1997 .................   4

            Notes to the Consolidated Financial
             Statements .....................................   5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ......................................   8


PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ................................  14

  Item 5.  Other Information ................................  14

  Item 6.  Exhibits and Reports on Form 8-K .................  14


SIGNATURE PAGE ..............................................  15

                            Bell & Howell Company and Subsidiaries
                             Consolidated Statements of Operations
                   (Dollars and shares in thousands, except per share data)
                                          (Unaudited)
                                                Thirteen Weeks          Twenty-Six Weeks
                                                    Ended                    Ended
                                             --------------------     --------------------
                                              July 4,    June 28,      July 4,     June 28,
                                               1998        1997         1998         1997
                                             ---------   ---------    ---------   ---------
Net sales                                    $ 220,123   $ 214,968    $ 421,497   $ 406,095

Operating costs and expenses:
Cost of sales                                  133,760     132,826      257,567     253,782
Research and development                         9,438       9,796       18,598      18,958
Selling and administrative                      55,861      53,509      111,602     100,041
                                              --------    --------     --------    --------
Total operating costs and expenses             199,059     196,131      387,767     372,781
Operating income                                21,064      18,837       33,730      33,314
Net interest expense:
Interest (income)                               (6,051)     (5,345)     (12,345)    (10,357)
Interest expense                                12,086      16,849       24,425      32,951
                                              --------    --------     --------    --------
Net interest expense                             6,035      11,504       12,080      22,594
Earnings from continuing operations
 before income taxes and extraordinary items    15,029       7,333       21,650      10,720
Income tax expense                               6,012       3,052        8,660       4,459
                                              --------    --------     --------    --------
Earnings from continuing operations
 before extraordinary items                      9,017       4,281       12,990       6,261
Earnings (loss) from discontinued operations      (719)        329       (1,445)        399
Extraordinary losses                                --         (67)          --        (972)
                                              --------    --------     --------    --------
Net earnings                                 $   8,298   $   4,543    $  11,545   $   5,688
                                              ========    ========     ========    ========
Net earnings per common share:
Basic:
Earnings from continuing operations
 before extraordinary items                  $    0.38   $    0.23    $    0.55   $    0.34
Earnings (loss) from discontinued operations     (0.03)       0.02        (0.06)       0.02
Extraordinary losses                                --          --           --       (0.05)
                                              --------    --------     --------    --------
Net earnings per common share                $    0.35   $    0.25    $    0.49   $    0.31
                                              ========    ========     ========    ========
Diluted:
Earnings from continuing operations
 before extraordinary items                  $    0.38   $    0.23    $    0.55   $    0.34
Earnings (loss) from discontinued operations     (0.03)       0.02        (0.06)       0.02
Extraordinary losses                                --          --           --       (0.05)
                                              --------    --------     --------    --------
Net earnings per common share                $    0.35   $    0.25    $    0.49   $    0.31
                                              ========    ========     ========    ========

Average number of common shares and equivalents outstanding:
Basic                                           23,444      18,335       23,433      18,325
Diluted                                         23,599      18,473       23,595      18,430

               The accompanying Notes to the Consolidated Financial statements are an integral part of these statements
                               -1-

                            Bell & Howell Company and Subsidiaries
                                  Consolidated Balance Sheets
                                      (Dollars in thousands)

                                              Assets
                                                          July 4,       January 3,
                                                            1998          1998
                                                        -----------    -----------
                                                        (Unaudited)     (Audited)
Current assets:
Cash and cash equivalents                               $   6,701       $  13,339
Accounts receivable, less allowance for doubtful
 accounts of $6,782 and $7,068, respectively              185,168         198,228
Inventory                                                 112,160         101,756
Other current assets                                       14,521          11,825
                                                         --------        --------
Total current assets                                      318,550         325,148

Property, plant and equipment, at cost                    407,057         391,309
Accumulated depreciation                                 (261,714)       (241,655)
                                                         --------        --------
Net property, plant and equipment                         145,343         149,654
Long-term receivables                                      48,819          66,625
Goodwill, net of accumulated amortization                 209,748         202,730
Net assets of discontinued operations                      16,925          20,470
Other assets                                               38,065          35,227
                                                         --------        --------
Total assets                                            $ 777,450       $ 799,854
                                                         ========        ========

               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                          Bell & Howell Company and Subsidiaries
                                Consolidated Balance Sheets
                              (Dollars and shares in thousands)


                            Liabilities and Shareholders' Equity

                                                              July 4,        January 3,
                                                               1998             1998
                                                           ------------    -------------
                                                            (Unaudited)      (Audited)
Current liabilities:
Notes payable                                               $   3,517        $   3,567
Current maturities of long-term debt                              885              919
Accounts payable                                               67,895           75,089
Accrued expenses                                               69,275           66,446
Deferred income                                               150,895          175,504
                                                             --------         --------
Total current liabilities                                     292,467          321,525

Long-term liabilities:
Long-term debt                                                480,183          497,252
Other liabilities                                              57,041           45,625
                                                             --------         --------
Total long-term liabilities                                   537,224          542,877

Shareholders' equity:
Common Stock, $.001 par value, 23,482 shares issued
 and outstanding at July 4, 1998, and 23,425 shares issued
 and 23,415 shares outstanding at January 3, 1998                  23               23
Capital surplus                                               140,054          138,660
Notes receivable from executives                               (2,461)          (1,707)
Retained earnings (deficit)                                  (186,766)        (198,311)
Cumulative foreign exchange translation adjustments            (3,091)          (2,922)
Treasury stock                                                     --             (291)
                                                             --------         --------
Total shareholders' equity (deficit)                          (52,241)         (64,548)

Commitments and contingencies                                      --               --
                                                             --------         --------
Total liabilities and shareholders' equity                  $ 777,450        $ 799,854
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

                           Bell & Howell Company and Subsidiaries
                           Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                               (Unaudited)
                                                             Twenty-Six Weeks Ended
                                                          ---------------------------
                                                             July 4,        June 28,
                                                              1998            1997
                                                            --------        --------
Operating activities:
Earnings from continuing operations
 before extraordinary items                                 $ 12,990        $  6,261
Extraordinary losses                                              --            (972)
Depreciation and amortization                                 27,139          28,255
Debt accretion                                                    --          11,434
Changes in operating assets and liabilities:
Accounts receivable                                           14,116          26,887
Inventory                                                     (9,722)         (2,474)
Other current assets                                          (2,638)         (1,436)
Long-term receivables                                         17,806           2,624
Income taxes                                                   8,440             847
Accounts payable                                              (7,446)        (17,301)
Accrued expenses                                              (1,221)        (16,839)
Deferred income and other long-term liabilities              (19,762)        (30,210)
Other, net                                                   (11,380)         (5,381)
                                                             -------         -------
Net cash provided by continuing operations                    28,322           1,695
Net cash provided (used) by discontinued operations            2,100         (23,181)
                                                             -------         -------
Net cash provided (used) by operating activities              30,422         (21,486)

Investing activities:
Expenditures for property, plant and equipment               (15,794)        (17,160)
Acquisitions                                                  (5,046)         (5,753)
                                                             -------         -------
Net cash used by investing activities                        (20,840)        (22,913)

Financing activities:
Proceeds from short-term debt                                  7,407           3,831
Repayment of short-term debt                                  (7,382)         (6,407)
Proceeds from long-term debt                                  44,006          70,903
Repayment of long-term debt                                  (61,109)        (25,679)
Proceeds from Common Stock, net                                  990             806
                                                             -------         -------
Net cash provided (used) by financing activities             (16,088)         43,454

Effect of exchange rate changes on cash                         (132)           (372)
                                                             -------         -------
Increase (decrease) in cash and cash equivalents              (6,638)         (1,317)

Cash and cash equivalents, beginning of period                13,339          15,500
                                                             -------         -------
Cash and cash equivalents, end of period                    $  6,701        $ 14,183
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


Note 2 - Significant Accounting Policies

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,064 at July 4, 1998, and January 3, 1998. The components of inventory are shown in the table below as of the dates indicated:

                                               July 4,       January 3,
                                                1998            1998
                                              ---------      ---------
     Finished products                          63,500         61,342
     Products in process and materials          48,660         40,414
                                               -------        -------
     Total inventory                          $112,160       $101,756
                                               =======        =======

     Net Earnings per Common Share. Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period, and assumes the issuance of additional common shares for all dilutive stock options outstanding during the period. A reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted earnings per share is shown in the table below for the periods indicated:

                                           Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                          ----------------------      ----------------------
                                           July 4,      June 28,       July 4,      June 28,
                                            1998          1997          1998          1997
                                           ------        ------        ------        ------
     Basic                                 23,444        18,335        23,433        18,325
     Dilutive effect of stock options         155           138           162           105
                                           ------        ------        ------        ------
     Diluted                               23,599        18,473        23,595        18,430
                                           ======        ======        ======        ======

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

     Results from discontinued operations are shown in the table below for the periods indicated:

                                           Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                          ----------------------   ------------------------
                                           July 4,     June 28,      July 4,      June 28,
                                            1998         1997         1998          1997
                                          --------     --------     --------      --------
Net sales                                 $  5,273     $  3,182     $  8,598      $ 12,073

Earnings (loss) before income taxes         (1,198)         548       (2,408)          665
Income tax expense (benefit)                  (479)         219         (963)          266
                                           -------      -------      -------       -------
Earnings (loss) from
 discontinued operations                  $   (719)    $    329     $ (1,445)     $    399
                                           =======      =======      =======       =======

Note 4 - Extraordinary Losses

     The extraordinary losses of $972 ($1,519 pretax) in 1997 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $15,598(accreted value) of the 11 1/2% Senior Discount Debentures and $2,100 of the 10 3/4% Senior Subordinated Notes.


Note 5 - Comprehensive Income

    In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which is effective for financial statements for reporting periods beginning after December 15, 1997. This statement requires the disclosure of comprehensive income. The components of comprehensive income for the Company include net earnings and unrealized gains and losses relating to the translation of foreign currency balance sheets. Comprehensive income is shown in the table below for the periods indicated:

                                            Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                           ----------------------   ------------------------
                                            July 4,      June 28,     July 4,      June 28,
                                             1998          1997         1998         1997
                                           --------      --------     --------     --------
Net earnings                               $  8,298      $  4,543     $ 11,545     $  5,688

Other comprehensive income (loss):
 Foreign currency translation adjustments       295           306         (169)      (1,963)
                                            -------       -------      -------      -------
Comprehensive income                       $  8,593      $  4,849     $ 11,376     $  3,725
                                            =======       =======      =======      =======

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


Results of Operations
---------------------

First Half 1998 Compared to First Half 1997
-------------------------------------------

     The Company's net sales increased $15.4 million, or 4%, to $421.5 million in the first half of 1998. The increase resulted from strong sales growth in the transportation and vehicle business within the Information Access segment as well as continued sales growth in the Information Distribution segment. This was partially offset by a stronger U.S. dollar and, within Information Access, lower sales of production scanners and the impact of a strategic shift from a direct retail sales channel to a more profitable wholesale sales channel in the corporate portion of the education and library business in the second half of 1997.

     Information Access net sales increased $8.8 million, or 4%, to $235.6 million in the first half of 1998. Within the Information Access businesses, the Company provides database publishing services in select vertical markets including the transportation and vehicle, and education and library markets, and also provides imaging solutions and components to financial institutions, governmental agencies and other paper intensive industries. Net sales to the transportation and vehicle market increased $8.3 million, or 16%, to $61.8 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to new systems placements, the Company continued to experience strong sales of additional software applications and high contract renewal rates related to previously placed systems. Net sales to the education and library market increased $1.4 million, or 2%, to $91.0 million due to a growing electronic subscription base, which continued to reflect strong sales of ProQuest Direct (the Company's internet-based product offering), and high renewal rates on existing products. While the sales comparison to the prior year is adversely impacted as the Company curtailed its direct sales efforts to the corporate market (and now more profitably serves corporate libraries through resellers like Dow Jones), sales of electronic content in the core education and library market increased 19% over the prior year, as customers increasingly demand electronic information solutions including on-line delivery. Net sales of microfilm and paper products to the education and library market increased modestly versus the prior year as increased pricing more than offset lower unit volumes. Imaging Solutions and Components net sales decreased $.9 million, or 1%, to $82.8 million as increased electronic/micrographic service revenues were more than offset by the aforementioned lower sales of production scanners resulting from a softer overall imaging market and a modified strategy related to the level of inventory maintained in the distribution channel.

     Information Distribution net sales increased $6.6 million, or 4%, to $185.9 million in the first half of 1998, as increased sales of high volume inserting equipment and increased service revenues were partially offset by the impact of a U.S. Postal regulatory change which spurred sorting equipment sales in the first half of 1997. Excluding the impact of the prior year regulatory change, Information Distribution net sales in 1998 would have increased 7% over the prior year. Service revenues (which are primarily annuity-based and represent 46% of segment sales) increased $8.8 million, or 11%, to $86.2 million due to both an expanded customer base and increased pricing.

     The Company's cost of sales increased $3.8 million, or 1%, to $257.6 million in the first half of 1998, with the gross profit (net sales less cost of sales) percentage increasing by
1.4 percentage points to 38.9%. The higher gross profit percentage in 1998 resulted from a more profitable product/channel mix, improved manufacturing/service productivity, and increased pricing.

     Research and development expense of $18.6 million remained virtually constant with the prior year as the Company continued to invest in new product offerings. Such investment primarily related to the development of new electronic products for the education and library market, new technology platforms for the transportation and vehicle market, enhanced versions of production scanners, and new mail processing systems that are more electronic and software oriented. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions) in each of its businesses.

     Selling and administrative expense increased $11.6 million, or 12%, to $111.6 million in the first half of 1998 reflecting the Company's increased investment in sales and marketing resources (which reflects an increase in the sales force in the education and library business to capitalize on the sales growth opportunities of internet-based products), as well as increased distribution costs associated with the higher sales volumes.

     Operating income increased $.4 million, or 1%, to $33.7 million, while EBITDA (defined as operating income plus depreciation and amortization) also increased $.4 million, or 1%, to $60.6 million in the first half of 1998.

     Information Access operating income increased $1.1 million, or 5%, to $25.7 million in the first half of 1998, as the higher sales volumes (despite the lower sales of production scanners) and improved gross profit percentage (reflecting a more profitable product mix with a greater proportion of revenues related to software and publishing and a lower proportion related to the sale of hardware), were partially offset by increased operating expenses, which included severance costs related to reducing the expense infrastructure. Information Access EBITDA increased $1.1 million, or 2%, to $48.9 million in the first half of 1998.

     Information Distribution operating income decreased $.1 million, or 1%, to $15.4 million in the first half of 1998, as the increased sales (despite the impact of the aforementioned U.S. Postal regulatory change in 1997) and improved gross profit percentage (also reflecting a more profitable product mix with an emphasis on software applications and service), were offset by increased operating expenses which included increased research and development costs for higher technology mail processing systems/software. Information Distribution EBITDA also decreased $.1 million, or 1%, to $18.8 million in the first half of 1998. Excluding the impact of the prior year regulatory change, Information Distribution operating income and EBITDA in 1998 would have increased by 20% and 16%, respectively, over the prior year.

     Corporate expenses increased $.6 million, or 9%, to $7.4 million in the first half of 1998 as productivity improvements were more than offset by inflationary/other cost increases.

     Net interest expense decreased $10.5 million, or 47%, to $12.1 million in the first half of 1998, primarily reflecting the impact of the Company's public offering of 5.0 million shares of Common Stock in September 1997, the proceeds of which, together with borrowings under the Company's Credit Agreement, were used to redeem debt outstanding. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary, increased $1.2 million to $5.1 million in the first half of 1998, primarily due to continued growth in the lease receivables portfolio.

     Income tax expense increased in the first half of 1998 as a result of a higher level of pretax profit in the current year, which was partially offset by a reduced income tax rate related to the favorable settlement of certain prior year tax exposures.

     As a result of changing market and competitive dynamics within global government postal markets, as well as a review of its future strategic focus, in December 1997 the Company adopted a plan to divest its postal contracting business. Accordingly, the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements. Net sales for this business decreased $3.5 million to $8.6 million in the first half of 1998, with a net loss of $1.4 million in the first half of 1998 versus net income of $.4 million in the prior year.

     The extraordinary losses of $1.0 million ($1.5 million pretax) in the first half of 1997 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $15.6 million (accreted value) of the 11 1/2% Senior Discount Debentures and $2.1 million of the 10 3/4% Senior Subordinated Notes.

     Cash provided by continuing operations increased $26.6 million to $28.3 million in the first half of 1998 primarily due to decreased working capital requirements in the current year. Cash provided by discontinued operations improved $25.3 million to $2.1 million in the first half of 1998 primarily due to reduced investment requirements related to international postal contracts. As a result of the improved cash flow from operations, which more than offset continued investments in capital expenditures/acquisitions, debt (net of cash and cash equivalents) decreased by $10.5 million to $477.9 million in the first half of 1998.

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

Recently Issued Financial Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is currently evaluating the impact of this standard on its financial statements and is required to adopt this new standard beginning with its fiscal 1998 annual financial statements. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans, and will govern the Company's disclosures related to its benefit plans beginning with the fiscal 1998 annual financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The Company is currently evaluating the impact of this standard on its financial statements and is required to adopt this new standard beginning with its fiscal 2000 financial statements.

Part II.  Other Information
-------   -----------------

Item 1.  Legal Proceedings.
------   -----------------

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 5. Other Information.
------  -----------------

     Shareholders wishing to bring a proposal before the 1999 Annual Meeting of Shareholders must give written notice of the proposal to the Secretary of the Company at 5215 Old Orchard Road, Skokie, Illinois 60077 no later than the close of business on February 25, 1999.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)  Exhibits:

       Index Number             Description
       ------------             -----------

          (27.1)         Financial Data Schedule
          (27.2)         Restated Financial Data Schedule
                         Q2-97


  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended July 4, 1998.

                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1998                BELL & HOWELL COMPANY





                                   /s/ James P. Roemer
                                   -------------------
                                   James P. Roemer
                                   Chairman of the Board
                                   of Directors, President and
                                   Chief Executive Officer


                                   /s/Nils A. Johansson
                                   --------------------
                                   Nils A. Johansson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Director