Form 10-Q
period 1998-10-03
BELL & HOWELL CO/
filed 1998-11-17
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
  October 3, 1998                             1-3246


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of November 10, 1998 was 23,251,438.

                        TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Thirty-Nine Weeks Ended
             October 3, 1998 and September 27, 1997 .........   1

            Consolidated Balance Sheets - Assets at
             October 3, 1998 and January 3, 1998 ............   2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at October 3, 1998
             and January 3, 1998 ............................   3

            Consolidated Statements of Cash Flows for
             the Thirty-Nine Weeks Ended
             October 3, 1998 and September 27, 1997 .........   4

            Notes to the Consolidated Financial
             Statements .....................................   5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ......................................   8


PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ................................  15

  Item 6.  Exhibits and Reports on Form 8-K .................  15


SIGNATURE PAGE ..............................................  16

                            Bell & Howell Company and Subsidiaries
                             Consolidated Statements of Operations
                   (Dollars and shares in thousands, except per share data)
                                          (Unaudited)
                                                Thirteen Weeks         Thirty-Nine Weeks
                                                    Ended                    Ended
                                             --------------------     --------------------
                                              Oct. 3,    Sept. 27,     Oct. 3,    Sept. 27,
                                               1998        1997         1998        1997
                                             ---------   ---------    ---------   ---------
Net sales                                    $ 216,653   $ 205,287    $ 638,150   $ 611,382
Operating costs and expenses:
Cost of sales                                  132,006     121,852      389,573     375,634
Research and development                         9,756       8,957       28,354      27,915
Selling and administrative                      50,150      51,739      161,752     151,780
                                              --------    --------     --------    --------
Total operating costs and expenses             191,912     182,548      579,679     555,329
Operating income                                24,741      22,739       58,471      56,053
Net interest expense:
Interest (income)                               (5,251)     (5,526)     (17,596)    (15,883)
Interest expense                                11,168      17,036       35,593      49,987
                                              --------    --------     --------    --------
Net interest expense                             5,917      11,510       17,997      34,104
Earnings from continuing operations
 before income taxes and extraordinary items    18,824      11,229       40,474      21,949
Income tax expense                               7,530       4,657       16,190       9,116
                                              --------    --------     --------    --------
Earnings from continuing operations
 before extraordinary items                     11,294       6,572       24,284      12,833
Earnings (loss) from discontinued operations       (45)        (95)      (1,490)        304
Extraordinary losses                                --      (9,678)          --     (10,650)
                                              --------    --------     --------    --------
Net earnings (loss)                          $  11,249   $  (3,201)   $  22,794   $   2,487
                                              ========    ========     ========    ========
Net earnings (loss) per common share:
Basic:
Earnings from continuing operations
 before extraordinary items                  $    0.48   $    0.35     $   1.04    $   0.70
Earnings (loss) from discontinued operations        --          --        (0.07)       0.01
Extraordinary losses                                --       (0.52)          --       (0.58)
                                              --------    --------     --------    --------
Net earnings (loss) per common share         $    0.48   $   (0.17)    $   0.97    $   0.13
                                              ========    ========     ========    ========
Diluted:
Earnings from continuing operations
 before extraordinary items                  $    0.48   $    0.35     $   1.03    $   0.69
Earnings (loss) from discontinued operations        --          --        (0.06)       0.01
Extraordinary losses                                --       (0.52)          --       (0.57)
                                              --------    --------     --------    --------
Net earnings (loss) per common share         $    0.48   $   (0.17)    $   0.97    $   0.13
                                              ========    ========     ========    ========
Average number of common shares and equivalents outstanding:
Basic                                           23,431      18,683       23,433      18,444
Diluted                                         23,575      18,908       23,587      18,585

               The accompanying Notes to the Consolidated Financial statements are an integral part of these statements.

                            Bell & Howell Company and Subsidiaries
                                  Consolidated Balance Sheets
                                      (Dollars in thousands)

                                              Assets
                                                        October 3,      January 3,
                                                           1998            1998
                                                        -----------    -----------
                                                        (Unaudited)     (Audited)
Current assets:
Cash and cash equivalents                               $   8,841       $  13,339
Accounts receivable, less allowance for doubtful
 accounts of $6,654 and $7,068, respectively              212,276         198,228
Inventory                                                 109,101         101,756
Other current assets                                       13,113          11,825
                                                         --------        --------
Total current assets                                      343,331         325,148

Property, plant and equipment, at cost                    418,261         391,309
Accumulated depreciation                                 (270,282)       (241,655)
                                                         --------        --------
Net property, plant and equipment                         147,979         149,654
Long-term receivables                                      57,506          66,625
Goodwill, net of accumulated amortization                 210,380         202,730
Net assets of discontinued operations                      22,072          20,470
Other assets                                               39,770          35,227
                                                         --------        --------
Total assets                                            $ 821,038       $ 799,854
                                                         ========        ========

               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                          Bell & Howell Company and Subsidiaries
                                Consolidated Balance Sheets
                              (Dollars and shares in thousands)

                            Liabilities and Shareholders' Equity

                                                            October 3,        January 3,
                                                               1998             1998
                                                           ------------    -------------
                                                            (Unaudited)      (Audited)
Current liabilities:
Notes payable                                               $   6,154        $   3,567
Current maturities of long-term debt                              797              919
Accounts payable                                               65,762           75,089
Accrued expenses                                               75,548           66,446
Deferred income                                               180,024          175,504
                                                             --------         --------
Total current liabilities                                     328,285          321,525

Long-term liabilities:
Long-term debt                                                472,378          497,252
Other liabilities                                              62,933           45,625
                                                             --------         --------
Total long-term liabilities                                   535,311          542,877

Shareholders' equity:
Common Stock, $.001 par value, 23,490 shares issued and
 23,323 shares outstanding at October 3, 1998, and 23,425
 shares issued and 23,415 shares outstanding at
 January 3, 1998                                                   23               23
Capital surplus                                               140,242          138,660
Notes receivable from executives                               (2,500)          (1,707)
Retained earnings (deficit)                                  (175,517)        (198,311)
Cumulative foreign exchange translation adjustments              (624)          (2,922)
Treasury stock                                                 (4,182)            (291)
                                                             --------         --------
Total shareholders' equity (deficit)                          (42,558)         (64,548)

Commitments and contingencies                                      --               --
                                                             --------         --------
Total liabilities and shareholders' equity                  $ 821,038        $ 799,854
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

                           Bell & Howell Company and Subsidiaries
                           Consolidated Statements of Cash Flows
                                         (Dollars in thousands)
                                               (Unaudited)

                                                            Thirty-Nine Weeks Ended
                                                          ---------------------------
                                                             Oct. 3,        Sept. 27,
                                                              1998            1997
                                                            --------        --------
Operating activities:
Earnings from continuing operations
 before extraordinary items                                 $ 24,284        $ 12,833
Extraordinary losses                                              --         (10,650)
Depreciation and amortization                                 39,294          44,799
Debt accretion                                                    --          17,185
Changes in operating assets and liabilities:
Accounts receivable                                          (10,926)         (2,517)
Inventory                                                     (4,851)        (10,588)
Other current assets                                            (204)          1,291
Long-term receivables                                          9,119          (3,589)
Income taxes                                                  13,865          (1,137)
Accounts payable                                             (10,357)        (19,560)
Accrued expenses                                               3,712         (17,483)
Deferred income and other long-term liabilities                8,270          (1,419)
Other, net                                                   (14,492)          2,829
                                                             -------         -------
Net cash provided by continuing operations                    57,714          11,994
Net cash used by discontinued operations                      (3,092)        (29,903)
                                                             -------         -------
Net cash provided (used) by operating activities              54,622         (17,909)

Investing activities:
Expenditures for property, plant and equipment               (26,285)        (24,674)
Acquisitions                                                  (7,384)        (11,421)
                                                             -------         -------
Net cash used by investing activities                        (33,669)        (36,095)

Financing activities:
Proceeds from short-term debt                                 11,781           5,144
Repayment of short-term debt                                  (9,484)         (8,561)
Proceeds from long-term debt                                  53,765          86,396
Repayment of long-term debt                                  (78,761)       (173,315)
Proceeds from issuances of Common Stock                        1,177         139,135
Purchases of Treasury Stock                                   (4,182)           (289)
                                                             -------         -------
Net cash provided (used) by financing activities             (25,704)         48,510

Effect of exchange rate changes on cash                          253            (380)
                                                             -------         -------
Increase (decrease) in cash and cash equivalents              (4,498)         (5,874)

Cash and cash equivalents, beginning of period                13,339          15,500
                                                             -------         -------
Cash and cash equivalents, end of period                    $  8,841        $  9,626
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


Note 2 - Significant Accounting Policies

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,064 at October 3, 1998, and January 3, 1998. The components of inventory are shown in the table below as of the dates indicated:

                                              October 3,     January 3,
                                                1998            1998
                                              ---------      ---------
     Finished products                        $ 57,931       $ 61,342
     Products in process and materials          51,170         40,414
                                               -------        -------
     Total inventory                          $109,101       $101,756
                                               =======        =======

     Net Earnings (Loss) per Common Share.  Basic net earnings
(loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period, and assumes the issuance of additional common shares for all dilutive stock options outstanding during the period. A reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted earnings (loss) per share is shown in the table below for the periods indicated:

                                          Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                         ----------------------      ----------------------
                                          Oct. 3,      Sept. 27,      Oct. 3,      Sept. 27,
                                           1998          1997          1998          1997
                                          ------        ------        ------        ------
     Basic                                23,431        18,683        23,433        18,444
     Dilutive effect of stock options        144           225           154           141
                                          ------        ------        ------        ------
     Diluted                              23,575        18,908        23,587        18,585
                                          ======        ======        ======        ======


Note 3 - Discontinued Operations

     In December 1997, the Company adopted a plan to divest its postal contracting business, and accordingly the operating results and net assets of this business have been segregated from continuing operations. The Consolidated Statements of Operations separately reflect the earnings (loss) of the postal contracting business, which includes an allocation of the Company's interest expense. The Consolidated Balance Sheets separately reflect the net assets of the postal contracting business as a non-current asset.

     Results from discontinued operations are shown in the table below for the periods indicated:

                                           Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                          ----------------------   ------------------------
                                           Oct. 3,     Sept. 27,     Oct. 3,      Sept. 27,
                                            1998         1997         1998          1997
                                          --------     --------     --------      --------
Net sales                                 $ 20,350     $  6,435     $ 28,948      $ 18,508

Earnings (loss) before income taxes            (75)        (158)      (2,483)          507
Income tax expense (benefit)                   (30)         (63)        (993)          203
                                           -------      -------      -------       -------
Earnings (loss) from
 discontinued operations                  $    (45)    $    (95)    $ (1,490)     $    304
                                           =======      =======      =======       =======

Note 4 - Extraordinary Losses

     The extraordinary losses of $10,650 ($16,641 pretax) in 1997 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $97,945(accreted value) of the 11 1/2% Senior Discount Debentures, $8,300 of the 9 1/4% Senior Notes and $2,100 of the 10 3/4% Senior Subordinated Notes.


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

                                           Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                          ----------------------   ------------------------
                                           Oct. 3,     Sept. 27,     Oct. 3,      Sept. 27,
                                            1998         1997         1998          1997
                                          --------     --------     --------      --------
Net earnings (loss)                       $ 11,249     $ (3,201)    $ 22,794      $  2,487

Other comprehensive income (loss):
 Foreign currency translation adjustments    2,467       (1,171)       2,298        (3,134)
                                           -------      -------      -------       -------
Comprehensive income (loss)               $ 13,716     $ (4,372)    $ 25,092      $   (647)
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


Results of Operations
---------------------
Nine Months Year-to-Date 1998 Compared to Nine Months
-----------------------------------------------------
Year-to-Date 1997
-----------------

     The Company's net sales increased $26.8 million, or 4%, to $638.2 million in the first nine months of 1998. The increase resulted from strong sales growth in both the transportation and vehicle business within the Information Access segment as well as the Information Distribution segment. This was partially offset by a stronger U.S. dollar and, within Information Access, lower sales of production scanners and the impact of a strategic shift from a direct retail sales channel to a more profitable wholesale sales channel in the corporate portion of the education and library business.

     Information Access net sales increased $8.7 million, or 3%, to $356.6 million in the first nine months of 1998. Within the Information Access businesses, the Company provides database publishing services to select vertical markets including the transportation and vehicle, and education and library markets, and also provides imaging solutions and components to financial institutions, governmental agencies and other paper intensive industries. Net sales to the transportation and vehicle market increased $9.5 million, or 11%, to $94.6 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships. In addition to new systems placements, the Company continued to experience strong sales of additional software applications and high contract renewal rates related to previously placed systems. Net sales to the education and library market increased $1.0 million, or 1%, to $136.8 million due to a growing electronic subscription base, which continued to reflect strong sales of ProQuest Direct (the Company's internet-based product offering), and high renewal rates on existing products. While the sales comparison to the prior year is adversely impacted as the Company curtailed its direct sales efforts to the corporate market (and now more profitably serves corporate libraries through resellers like Dow Jones), sales of electronic content in the core North American education and library market increased 23% over the prior year, as customers increasingly demand electronic information solutions including on-line delivery. Net sales of microfilm and paper products to the education and library market increased modestly versus the prior year as increased pricing more than offset lower unit volumes. Imaging Solutions and Components net sales decreased $1.8 million, or 1%, to $125.2 million as increased electronic/micrographic service revenues were more than offset by the aforementioned lower sales of production scanners resulting from a softer overall imaging market and a modified strategy related to the level of inventory maintained in the distribution channel.

     Information Distribution net sales increased $18.1 million, or 7%, to $281.6 million in the first nine months of 1998, as increased sales of high volume inserting equipment and increased service revenues were partially offset by the impact of a U.S. Postal regulatory change which spurred sorting equipment sales in the first nine months of 1997. Order intake increased 20%, which has resulted in the aforementioned sales growth and a substantial increase in the backlog of 46% from the beginning of the year. Service revenues (which are primarily annuity-based and represent 45% of segment sales) increased $8.7 million, or 7%, to $125.9 million due to both an expanded customer base and increased pricing.

     The Company's cost of sales increased $13.9 million, or 4%, to $389.6 million in the first nine months of 1998, with the gross profit (net sales less cost of sales) percentage increasing by .4 percentage points to 39.0%. The higher gross profit percentage in 1998 resulted from a more profitable product/channel mix, improved manufacturing/service productivity, and increased pricing.

     Research and development expense of $28.4 million increased slightly over the prior year as the Company continued to invest in new product offerings. Such investment primarily related to the development of new electronic products for the education and library market, new technology platforms for the transportation and vehicle market, enhanced versions of production scanners, and new mail processing systems that are more electronic and software oriented. The Company has continually positioned itself to take advantage of new product/technology opportunities (with an increased emphasis on software solutions) in each of its businesses.

     Selling and administrative expense increased $10.0 million, or 7%, to $161.8 million in the first nine months of 1998 reflecting the Company's increased investment in sales and marketing resources (which reflects an increase in the sales force in the education and library business to capitalize on the sales growth opportunities of internet-based products), as well as increased distribution costs associated with the higher sales volumes.

     Operating income increased $2.4 million, or 4%, to $58.5 million, while EBITDA (defined as operating income plus depreciation and amortization) increased $3.8 million, or 4%, to $97.4 million in the first nine months of 1998.

     Information Access operating income increased $1.0 million, or 2%, to $45.3 million in the first nine months of 1998, as the higher sales volumes (despite the lower sales of production scanners) and improved gross profit percentage (reflecting a more profitable product mix with a greater proportion of revenues related to software and publishing and a lower proportion related to the sale of hardware), were partially offset by increased operating expenses, which included severance costs related to reducing the expense infrastructure. Information Access EBITDA increased $2.9 million, or 4%, to $79.3 million in the first nine months of 1998.

     Information Distribution operating income increased $1.8 million, or 8%, to $24.1 million in the first nine months of 1998, as the increased sales and improved gross profit percentage (also reflecting a more profitable product mix with an emphasis on software and service), were partially offset by increased operating expenses which included increased research and development costs for more technologically advanced mail processing systems/software. Information Distribution EBITDA increased $1.3 million, or 5%, to $28.6 million in the first nine months of 1998.

     Corporate expenses increased $0.4 million, or 4%, to $10.9 million in the first nine months of 1998 as productivity improvements were more than offset by inflationary/other cost increases.

     Net interest expense decreased $16.1 million, or 47%, to $18.0 million in the first nine months of 1998, primarily reflecting the impact of the Company's public offering of 5.0 million shares of Common Stock in September 1997, the proceeds of which, together with borrowings under the Company's Credit Agreement, were used to redeem debt outstanding. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary, increased $1.2 million to $7.3 million in the first nine months of 1998, primarily due to continued growth in the lease receivables portfolio.

     Income tax expense increased in the first nine months of 1998 as a result of a higher level of pretax profit in the current year, which was partially offset by a reduced income tax rate related to the favorable settlement of certain prior year tax exposures.

     As a result of changing market and competitive dynamics within global government postal markets, as well as a review of its future strategic focus, in December 1997 the Company adopted a plan to divest its postal contracting business. Accordingly, the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements. Net sales for this business increased $10.4 million to $28.9 million in the first nine months of 1998, with a net loss of $1.5 million in the first nine months of 1998 versus net income of $0.3 million in the prior year.

     The extraordinary losses of $10.7 million ($16.6 million pretax) in the first nine months of 1997 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $97.9 million (accreted value) of the 11 1/2% Senior Discount Debentures, $8.3 million of the 9 1/4% Senior Notes and $2.1 million of the 10 3/4% Senior Subordinated Notes.

     Cash provided by continuing operations increased $45.7 million to $57.7 million in the first nine months of 1998, resulting from the aforementioned EBITDA increase and decreased working capital requirements in the current year. Cash used by discontinued operations improved $26.8 million to $3.1 million in the first nine months of 1998 primarily due to reduced investment requirements and claims received related to international postal contracts. As a result of the improved cash flow from operations, which more than offset continued investments in capital expenditures/acquisitions, debt (net of cash and cash equivalents) decreased by $17.9 million to $470.5 million in the first nine months of 1998.

Impact of the Year 2000

     Over the past few years, the Company has been assessing the impact on its products and computer systems of Year 2000 (Y2K) related issues. The Company's Y2K compliance plans include: inventorying affected technology and assessing the impact of the Y2K issue; developing solution plans; modification/replacement, testing and certification; and developing contingency plans as appropriate.

    The Company relies on third party suppliers for many systems, products and services. The Company has a comprehensive supplier compliance program in place, as the Company could be adversely impacted if these suppliers do not make the necessary changes to their own systems/products in a timely manner.

     A substantial portion of the Company's Y2K initiatives are planned to be completed in 1998, with remaining project work expected to be completed in 1999. Based on projects completed to date, and assuming that remaining issues can be addressed as planned, management believes that future costs relating to the Y2K issue will not have a material adverse impact upon the consolidated operations or financial condition of the Company.

EURO

     On January 1, 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. Management believes that future costs related to the euro conversion will not have a material adverse impact upon the consolidated operations or financial condition of the Company.

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


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)  Exhibits:

       Index Number             Description
       ------------             -----------

          (27.1)                Financial Data Schedule
          (27.2)                Restated Financial Data Schedule
                                   Q3 - 1997


  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended October 3, 1998.

                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1998            BELL & HOWELL COMPANY





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