Form 10-K
period 1999-01-02
BELL & HOWELL CO/
filed 1999-03-16
CIK 215219

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                       Commission file number
    January 2, 1999                                      1-3246

                         Bell & Howell Company
        (Exact Name of Registrant as Specified in its Charter)

                Delaware                                36-3580106
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

5215 Old Orchard Road, Skokie, Illinois                 60077-1076
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

     The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the per share closing price of $32 11/16 on March 5, 1999, and for purposes of this calculation only, the assumption that all Registrant's directors and executive officers are affiliates) was approximately $691 million.

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of March 5, 1999 was 23,364,502.

              DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Registrant's Proxy Statement related to the 1999 Annual Meeting of Stockholders, to be filed subsequent to the date hereof - Part III.

                            TABLE OF CONTENTS

PART I                                                     Page

 Item   1.   Business .....................................  1
 Item   2.   Properties ...................................  7
 Item   3.   Legal Proceedings ............................  8
 Item   4.   Submission of Matters to a Vote of
             Security Holders ............................  8
             Executive Officers and Directors .............  9

PART II

 Item   5.   Market for Registrant's Common Equity
             and Related Stockholder Matters ............. 13
 Item   6.   Selected Consolidated Financial and
             Operating Data .............................. 14
 Item   7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .................................. 16
 Item  7a.   Quantitative and Qualitative Disclosures About
              Market Risk ................................. 28
 Item   8.   Financial Statements and Supplementary Data .. 28
 Item   9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ...... 56

PART III

 Item  10.   Directors and Executive Officers of
              the Registrant .............................. 56
 Item  11.   Executive Compensation ....................... 56
 Item  12.   Security Ownership of Certain Beneficial
              Owners and Management ....................... 56
 Item  13.   Certain Relationships and Related
              Transactions ................................ 56

SIGNATURE PAGE ............................................ 57

PART IV

 Item  14.   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ..................... 59

EXHIBITS

                      Bell & Howell Company

Item 1. Business
------  --------

     Bell & Howell Company and its Subsidiaries (collectively, the "Company") is a leading global information solutions and services provider. In each of its businesses, the Company transforms information through software and services, helping its customers operate more effectively and efficiently. Within its three business segments, Information Access, Mail and Messaging Technologies and Imaging, the Company focuses on well-defined market niches where it is or can become the leader, with an emphasis on adding value to information through software, and on providing world class service and support to create strong recurring revenue streams. Within its Information Access segment, Bell & Howell develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (including college and university, and elementary and secondary schools as well as public) and transportation and vehicle dealers. Within its Mail and Messaging Technologies segment, the Company develops and markets a complete range of high volume mail processing systems and services, which increasingly utilize the Company's proprietary software to expand the capabilities and improve the efficiency and effectiveness of customers' mailing operations. Within its Imaging segment, the Company develops and markets imaging systems and components that enable its customers to effectively file and access their documents and records, with a focus on financial institutions, governmental agencies and other paper intensive industries.

Information Access
------------------

     Information Access unique databases, proprietary access tools, and value-added services are designed to meet customers' increasing information needs, which have evolved well beyond the mere availability of information. Customers' demands for more efficient and effective access to relevant data for specific information requirements are being driven by their needs to reduce search time and cost while performing more focused yet comprehensive searches. The Company's Information and Learning business and Publishing Services business, which together comprise Bell & Howell's Information Access segment, provide solutions to these customer needs.

     Information and Learning. The Company's Information and Learning business is the world's leading value-add aggregator and provider of access to information from periodicals and newspapers, dissertations, out-of-print books and other scholarly collections. This information can be accessed via the Internet, in other electronic media, such as CD-ROM and magnetic tape, or on microfilm and paper. The Company aggregates the works of publishers and authors, adds value through the creation of proprietary abstracts and indices, software, editorial process, and by creating thematic collections for easy access by its customers and their library patrons. The Company's comprehensive database consists of over 18,000 periodical titles, 7,000 newspaper titles, as well as its unique content base including
1.5 million dissertations, 140,000 out-of-print books, 300 research collections, and over 15 million proprietary abstracts for on-line/other electronic retrieval. The ability to provide its customers with the full image as originally published distinguishes the Company from other information providers which typically store and provide information in a text-only format, omitting essential charts, graphs, pictures and other images. Customers include libraries and information centers in elementary and secondary schools, colleges and universities, public, corporate and government libraries as well as a number of well known information providers that resell the Company's electronic content primarily within the corporate desktop user market.

     Publishing Services. The Company's Publishing Services business is a leading provider of turnkey systems (including software, information updates, service as well as hardware) used to manage the parts area of automotive dealerships and to provide total information systems for powersports (motorcycle and marine) and recreational vehicle dealerships.

     The Company's automotive customer base consists principally of franchised dealerships, including General Motors, Chrysler, Ford, Mercedes Benz, Toyota, Land Rover, Porsche, Honda, Nissan, Volvo, Isuzu, Subaru, Hyundai, Kia, Suzuki, Western Star and more recently, Lexus. For its automotive customers, the Company creates and markets turnkey systems consisting primarily of electronic parts catalogs which allow automotive dealerships to electronically access manufacturers' proprietary technical documentation (such as parts catalogs, parts and service bulletins and other reference materials) and to interface with other important information systems (such as inventory management and billing) within the dealership. In addition, the Company provides complete dealer management systems and electronic parts catalogs to powersports and recreational vehicle dealerships. Similar to automotive, the Company provides dealerships access to proprietary technical documentation for most major motorcycle manufacturers, including Harley Davidson, Honda, Suzuki, Yamaha, Kawasaki, Triumph, BMW, KTM and Ducati as well as the major marine manufacturers, including Mercury (Brunswick), Outboard Marine, Yamaha and Volvo-Penta.

Mail and Messaging Technologies
-------------------------------

     The Company's Mail and Messaging Technologies business is the leading provider of systems and services to high volume mailers. These systems, which increasingly utilize proprietary software, automatically perform a broad range of mail processing functions, from collating, cutting, bursting, folding and inserting documents (at cycle speeds ranging up to 18,000 envelopes per hour) to optical scanning, encoding and sorting of envelopes (at speeds up to 36,000 envelopes per hour). These software-driven systems allow customers to more efficiently manage mail room operations as well as convert routine mailings (such as invoices or statements) into targeted communication and marketing programs by customizing the invoice or statement and including promotional inserts based on specific customer profiles. Customers include financial institutions, insurance companies, utilities, service bureaus, credit card companies, direct mail marketers and other companies which generate high volumes of mail. After-market service and support are an important feature of the comprehensive solutions provided to the Company's customers, and are a competitive differentiator for Bell & Howell, with service revenues representing 44% of the net sales of this segment.

Imaging
-------

  Bell & Howell's Imaging business is one of the leading manufacturers of technologically advanced production scanners which convert documents into electronic format. These production scanners represent approximately 25% of the sales of this business, and are primarily sold through distributors to specialized imaging value-added resellers which integrate these scanners into customer specific solutions. In addition, the Company is a leading developer, integrator and distributor of non-paper based systems and components that enable users to efficiently file and access their documents and records. These systems and components are customized to the needs of select vertical markets, such as financial institutions and governmental agencies, in order to provide better customer service, enhance productivity, minimize storage costs and ensure the security and integrity of their records. These systems, which utilize electronic or microfilm technology, consist of the software, hardware, accessories and supplies to capture, enhance, duplicate, store, index and retrieve a customer's data and documents. Products include a full line of computer-aided electronic and microfilm retrieval systems and components, as well as other accessories and supplies. Within this segment as well, after-market service and support are an important feature of the comprehensive solutions provided to the Company's customers. In addition, the Company is increasingly servicing other manufacturers' electronic imaging systems and components through its global network of certified technicians, with service revenues representing approximately 30% of the net sales of this segment.

     Financial information for each of the Company's business segments and operations by geographic area is contained in Note 2 to the Consolidated Financial Statements.

Methods of Distribution

     Because of the diverse nature of its products, the Company utilizes several different methods of distribution. Products are sold primarily through direct sales forces which are supported or supplemented by telemarketing, with agents and distributors utilized in selected geographic markets.

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

Financing Subsidiary

     Bell & Howell Financial Services Company ("BHFS"), the Company's financing subsidiary, provides lease financing for the Company's customers. BHFS finances its leases on a stand-alone basis through separate financing arrangements. In fiscal 1998, net interest income earned at BHFS was $9.5 million.

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

Sources and Availability of Raw Materials

     The Company purchases a significant amount of microfilm from two vendors for its Information Access and Imaging business segments. Other materials, including electronic components, are purchased from a number of suppliers. Management believes that alternate sources of supply are available for substantially all raw materials and components. The Company believes that it currently has an adequate supply of raw materials and component parts to meet its manufacturing requirements, and that the loss of any one of its suppliers would not have a material adverse effect on the Company.

Backlog

     Except in its Mail and Messaging Technologies segment, which includes customized products and assembly of complex mail processing systems, the Company fills substantially all customer orders within 30 days. In the Mail and Messaging Technologies segment, backlog at the end of fiscal 1998 totaled $78.6 million as compared to $56.8 million at the end of fiscal 1997.

Major Customers

     The Company is not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on the Company's businesses. In fiscal 1998, no single customer accounted for 5% or more of the consolidated net sales of the Company.

Research and Development Expenses

     The amounts charged to the Company's earnings for research and development expense in fiscal 1998, 1997 and 1996 were $37.9 million, $38.3 million and $34.8 million, respectively. New product offerings resulting from the Company's research and development efforts served to offset declines in certain other product lines, as the Company continually seeks to take advantage of new product/technology opportunities (with an increased emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems, production scanners and other electronic devices for the Information Access and Imaging segments, as well as for new mail processing systems that are more electronic and software driven and stand-alone software solutions for the Mail and Messaging Technologies segment.

Employees

     At the end of fiscal 1998, the Company had 5,926 employees. Approximately 270 employees located at the Company's Allentown, Pennsylvania facility are represented by a labor union pursuant to an agreement effective January 1, 1997 between Bell & Howell Mail Processing Systems Company and IMMCO Employees Association, which expires on May 31, 2001. Management believes that its relations with its employees are good.


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

                                                       Owned    Leased     Total
                                                      -------   -------  ---------
        Information Access .......................    284,000   191,000    475,000
        Mail and Messaging Technologies ..........    592,000   142,000    734,000
        Imaging ..................................     74,000   119,000    193,000
                                                      -------   -------  ---------
                                                      950,000   452,000  1,402,000
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


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

Executive Officers and Directors

     The following table sets forth the names, ages and positions held by the directors and executive officers of the Company:
Name                       Age      Positions at the Company
--------------------       ---      ------------------------

James P. Roemer             51      Chairman of the Board of
                                    Directors, President and
                                    Chief Executive Officer

Nils A. Johansson           50      Director, Executive Vice
                                    President and Chief
                                    Financial Officer

David Bonderman             56      Director

David G. Brown              42      Director

J. Taylor Crandall          45      Director

Daniel L. Doctoroff         40      Director

William E. Oberndorf        45      Director

Gary L. Roubos              62      Director

John H. Scully              54      Director

William J. White            60      Director

Todd W. Buchardt            39      Secretary and General Counsel

Michael A. Dering           47      President and Chief Executive
                                    Officer of Bell & Howell Mail
                                    and Messaging Technologies

Stuart T. Lieberman         47      Vice President, Finance and
                                    Chief Accounting Officer

Dwight A. Mater             41      Vice President, Investor
                                    Relations and Business
                                    Development

Wayne E. Mickiewicz         47      President and Chief Executive
                                    Officer of Bell & Howell
                                    Publishing Services

Joseph P. Reynolds          49      President and Chief Executive
                                    Officer of Bell & Howell
                                    Information and Learning

Maria T. Rubly              44      Vice President, Human Resources

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

     David Bonderman has been a Director of the Company since December 1987. He has been the Managing General Partner of TPG Partners L.P. (a private investment company) since December 1993. From August 1992 to December 1993, he was a private investor. From July 1983 through August 1992, he was Vice President and Chief Operating Officer of Keystone, Inc. (a private investment company). He is also a Director of Beringer Wine Estates, Inc., Continental Airlines, Inc., Denbury Resources, Inc., Oxford Health Plans, Inc., Ryanair Ltd., Realty Information Group and Washington Mutual Inc.

     David G. Brown has been a Director of the Company since January 1994. He has been a principal in Arbor Investors LLC (a private investment company) since August 1995, Chief Financial Officer of Keystone Inc. since September 1998 and a Vice President of Keystone, Inc. since August 1993. Prior to joining Keystone, Mr. Brown was a Vice President in the Corporate Finance Department of Salomon Brothers Inc. from August 1985 to July 1993. He is a Director of AER Energy Resources, Inc.

     J. Taylor Crandall has been a Director of the Company since November 1990. He has been President and Chief Operating Officer of Keystone Inc. since September 1998 and was Vice President and Chief Financial Officer of Keystone, Inc. from October 1986 to August 1998. He was President, Director and sole stockholder of Acadia MGP, Inc. (managing general partner of Acadia Investment Partners, L.P., the sole general partner of Acadia Partners, L.P. (an investment partnership)) from January 1992 to September 1995. He is a Director of Integrated Orthopedics, Inc., Physicians Reliance Network, Quaker State Corporation, Signature Resorts, Inc., Specialty Foods, Inc. and Washington Mutual Inc.

     Daniel L. Doctoroff has been a Director of the Company since June 1990. He has served as Managing Director of Oak Hill Partners, Inc. (successor to Rosecliff, Inc., the investment advisor to Acadia Partners, L.P.) since August 1987 and has been a managing Partner of Oakhill Capital Management since November 1998. Since October 1992, he also has been a Vice President of Keystone, Inc. and since February 1994 he has been Managing Partner of Insurance Partners Advisory, L.P. He is also a Director of Williams Scotsman, Inc., MeriStar Hospitality, Inc. and MeriStar Hotels and Resorts, Inc.

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


                               -11

     John H. Scully has been a Director of the Company since July
1988.  He has served as Managing Director of SPO Partners & Co.
since March 1991.  He is also a Director of Plum Creek Timber
Co., L.P.

     William J. White has been a Director of the Company since February 1990 and was Chairman of the Board from February 1990 to January 1998. He served as Chief Executive Officer of the Company from February 1990 to February 1997 and was President of the Company from February 1990 to February 1995. He is also a Director of Ivex Packaging Corporation, Readers Digest Association, Inc. and TJ International, Inc.

     Todd W. Buchardt was appointed General Counsel in April 1998, and in September 1998 was elected to the additional office of Secretary. Prior to joining Bell & Howell, he held various legal positions with First Data Corporation from 1986 to 1998.

     Michael A. Dering has been President and Chief Executive Officer of Bell & Howell Mail and Messaging Technologies since February 1998. From July 1996 to February 1998, he served as President and Chief Executive Officer of Bell & Howell Publishing Services. Prior to joining Bell & Howell he was President and Chief Executive Officer of TAB Products Company (an office filing systems company) from February 1991 to July 1996.

     Stuart T. Lieberman has been Vice President, Finance and Chief Accounting Officer of the Company since March 1998. From February 1990 to February 1998, he served as Vice President, Controller and Chief Accounting Officer. Prior to joining
Bell & Howell, he spent 11 years with Baxter International Inc. ("Baxter") where he held various financial positions, the most recent of which was as Vice President of Finance for Baxter's Global Renal Business.

     Dwight A. Mater has been Vice President, Investor Relations and Business Development since March 1998. From July 1996 to February 1998 he served as Vice President, Business Development and from February 1994 to June 1996, he served as Director of Business Development. Prior to joining Bell & Howell, he held various marketing and business development positions with Baxter from 1988 to 1994.

     Wayne E. Mickiewicz has been President and Chief Executive Officer of Bell & Howell Publishing Services since June 1998. Prior to joining Bell & Howell, he was President of Prudential Service Bureau, Inc. (a benefits administrator) from January 1997 to June 1998. From May 1990 to June 1997 he held various positions as Vice President with the Brokerage Information Services Group at Automatic Data Processing in general management, product development and servicing.

     Joseph P. Reynolds has been President and Chief Executive Officer of Bell & Howell Information and Learning since April 1998. Prior to joining Bell & Howell, he was Chief Executive Officer of the School and Career Education Group of Thomson Corporation from June 1997 to April 1998 and was Chief Operating Officer of that Group from June 1995 to June 1997. From 1982 to June 1995 he held various positions in management, sales and marketing at Thomson and its Delmar Publishers subsidiary.

     Maria T. Rubly has been Vice President, Human Resources of the Company since 1993. Prior to joining the Company, she spent 13 years with Baxter, including five years with American Hospital Supply Corporation until its merger with Baxter, where she held various human resource positions.


Item 5.  Market for Registrant's Common Equity and Related
------   -------------------------------------------------
         Stockholder Matters.
         -------------------

     The Company's Common Stock is traded on the New York Stock
Exchange under the symbol "BHW".

     The Company has not declared or paid any cash dividends on its Common Stock. The Company's Credit Agreement (as defined herein) contains certain restrictions on the payment of dividends on and repurchases of its Common Stock. (See Note 6 to the Consolidated Financial Statements).

     The high and low closing prices of the Company's Common
Stock were as follows:

                                                        1998                     1997
                                                 ------------------      ------------------
Quarter                                            High       Low          High       Low
-------                                          -------    -------      -------    -------
First .........................................  $29 5/16   $22 15/16    $24 3/8    $19 7/8
Second ........................................   29 3/16    25 1/8       29 3/8     19 3/8
Third .........................................   30 13/16   23           32 3/4     26 7/8
Fourth ........................................   37 13/16   22           32 7/16    22 5/16

Item 6.  Selected Consolidated Financial and Operating Data.
------   --------------------------------------------------

     The following historical selected consolidated financial and operating data have been derived from the audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended January 2, 1999. The following financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                             Fiscal
                                                        1998       1997       1996       1995        1994
                                                      --------   --------   --------   ---------   --------
                                                          (Dollars in thousands, except per share data)
Continuing Operations Data (1):
Net sales .........................................   $900,150   $856,971   $827,398    $771,891   $694,043
Operating costs and expenses:
Cost of sales .....................................    546,256    531,513    508,025     468,255    430,377
Research and development ..........................     37,939     38,321     34,849      29,475     20,974
Selling and administrative ........................    225,255    215,095    198,761     194,556    172,313
Restructuring .....................................         --         --         --          --     32,893
                                                       -------   --------    -------    --------    -------
Total operating costs and expenses ................    809,450    784,929    741,635     692,286    656,557
                                                       -------   --------    -------    --------    -------
Operating income ..................................     90,700     72,042     85,763      79,605     37,486
Net interest expense ..............................     24,400     40,592     43,051      48,525     46,679
                                                       -------   --------    -------    --------    -------
Earnings (loss) before income taxes ...............     66,300     31,450     42,712      31,080     (9,193)
Income tax expense (benefit) ......................     26,520     12,580     17,863      12,811     (1,565)
                                                       -------   --------    -------    --------    -------
Earnings (loss) ...................................   $ 39,780   $ 18,870   $ 24,849    $ 18,269   $ (7,628)
                                                       =======   ========    =======     =======    =======


Earnings (loss) per common share - diluted ........   $   1.69   $    .95   $   1.34    $   1.10   $   (.58)
                                                       =======   ========    =======     =======    =======


Other Continuing Operations Data:
EBITDA (2) ........................................   $142,705   $128,845   $129,070    $116,475   $102,984
EBITDA as a percent of net sales ..................       15.9%      15.0%      15.6%       15.1%      14.8%
Gross profit as a percent of net sales (3) ........       39.3%      38.0%      38.6%       39.3%      38.0%
Depreciation and amortization (4) .................   $ 52,005   $ 50,207   $ 43,307    $ 36,870   $ 32,605
Capital expenditures ..............................     36,403     36,380     41,484      41,138     38,051

                                                                        At the end of Fiscal
                                                        1998       1997       1996       1995        1994
                                                      --------   --------   --------   ---------   --------
                                                                      (Dollars in thousands)
Balance Sheet Data:
Working capital ...................................   $  1,918  $  3,623   $(18,693)   $(50,389)  $(70,653)
Total assets ......................................    836,293   799,854    766,391     652,821    598,256
Long-term debt ....................................    445,240   497,252    548,281     465,230    518,687
Total shareholders' equity (deficit) ..............    (29,222)  (64,548)  (166,892)   (189,472)  (278,728)

Footnotes to the Selected Consolidated Financial and Operating
Data:

(1) In December 1997, the Company adopted a plan to divest its postal contracting business, and accordingly the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements.

(2) EBITDA is defined as operating income from continuing operations before special charges (Mail and Messaging Technologies charge in 1997 of $6.6 million related to severance/inventory and a restructuring charge in 1994 of $32.9 million) plus depreciation and amortization, and is generally accepted as providing useful information regarding a company's financial performance. EBITDA should not be considered an alternative to net income or an alternative to the Company's cash flow from operating activities as a measure of liquidity.

(3)  Gross profit is defined as net sales less cost of sales.

(4) Excludes amortization/write-off of deferred financing costs which were as follows for the specified fiscal years:
     1998 - $.5 million; 1997 - $11.2 million; 1996 - $3.2
     million; 1995 - $4.0 million; 1994 - $3.8 million.

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

     Except for the historical information and discussions contained herein, statements contained in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including without limitation, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the education and library markets, the willingness of parents to purchase educational products for home use, decreases or shifts in mail volumes, changes in the business services market, customer Year 2000 issues and concerns that could impact their purchase and investment decisions, and general economic conditions, all of which could impact future results.


Results of Operations

Fiscal 1998 Compared to Fiscal 1997

     The Company's net sales increased $43.2 million, or 5%, to $900.2 million in 1998. The increase primarily resulted from strong sales growth in both the Mail and Messaging Technologies segment as well as the Publishing Services business within the Information Access segment.

     Information Access net sales increased $14.4 million, or 5%, to $320.5 million in 1998. Net sales of the Information and Learning business increased $3.3 million, or 2%, to $187.0 million due to a growing electronic subscription base, which continued to reflect strong sales of ProQuest Direct (the Company's internet-based product offering), and high renewal rates on existing products. While the sales comparison to the prior year is adversely impacted as the Company curtailed its direct sales efforts to the corporate market (and now more profitably serves corporate libraries through resellers like Dow Jones), sales of electronic content in the core library market increased 19% over the prior year, as customers increasingly demand electronic information solutions including on-line delivery. Net sales of microfilm and paper products of the Information and Learning business increased modestly versus the prior year as increased pricing more than offset lower unit volumes. Net sales of the Publishing Services business increased $11.1 million, or 9%, to $133.5 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships. In addition to new systems placements, the Company continued to experience strong sales of additional software applications and high contract renewal rates related to previously placed systems.

     Mail and Messaging Technologies net sales increased $26.9 million, or 7%, to $404.4 million in 1998, as increased sales of high volume inserting equipment and increased service revenues were partially offset by the impact of a U.S. Postal regulatory change which spurred sorting equipment sales in 1997. Order intake increased 15%, which has resulted in the aforementioned sales growth and a substantial increase in the backlog of 38% from the beginning of the year. Service revenues (which are primarily annuity-based and represent 44% of segment sales) increased $16.2 million, or 10%, to $177.4 million due to both an expanded customer base and increased pricing.

     Imaging net sales increased $1.9 million, or 1% to $175.3 million in 1998, as increased electronic service revenues were partially offset by lower sales of micrographic/optical equipment and related service revenues, and also reflected essentially constant sales of production scanners (related to a modified strategy with respect to the level of inventory maintained in the distribution channel).

     The Company's cost of sales increased $14.7 million, or 3%, to $546.3 million in 1998, with the gross profit (net sales less cost of sales) percentage increasing by 1.3 percentage points to 39.3%. The higher gross profit percentage in 1998 resulted from a more profitable product mix, increased pricing, and improved manufacturing/service productivity.

     Research and development expense of $37.9 million in 1998 approximated the prior year level as the Company continued to invest significantly in new product offerings. The Company continually seeks to take advantage of new product/technology opportunities (with an increased emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems, production scanners and other electronic devices for the Information Access and Imaging segments, as well as for new mail processing systems that are more electronic and software driven and stand-alone software solutions for the Mail and Messaging Technologies segment.

     Selling and administrative expense increased $10.2 million, or 5%, to $225.3 million in 1998 reflecting the Company's increased investment in sales and marketing resources (which reflects an increase in the sales force in the Information and Learning business to capitalize on the sales growth opportunities of internet-based products), as well as increased distribution costs associated with the higher sales volumes.

     Operating income increased $18.7 million, or 26%, to $90.7 million, while EBITDA increased $13.9 million, or 11%, to $142.7 million in 1998.

     Information Access operating income increased $2.4 million, or 5%, to $55.0 million in 1998, resulting from the higher sales volumes and an improved gross profit percentage (reflecting a more profitable product mix with a greater proportion of revenues related to software and publishing and a lower proportion related to the sale of hardware). Information Access EBITDA increased $4.9 million, or 5%, to $94.4 million in 1998.

     Mail and Messaging Technologies operating income increased $6.4 million, or 21%, to $36.4 million in 1998 (excluding the $6.6 million special charge in 1997), as the increased sales and improved gross profit percentage (also reflecting a more profitable product mix with an emphasis on software and service), drove the profitability improvement. Mail and Messaging Technologies EBITDA increased $5.6 million, or 15%, to $42.8 million in 1998.

     Imaging operating income increased $4.1 million, or 40%, to $14.5 million in 1998 reflecting the benefits of a lower cost infrastructure. Imaging EBITDA increased $4.2 million, or 26%, to $20.2 million in 1998.

     Corporate expenses increased $0.8 million, or 6%, to $15.2 million in 1998 as productivity improvements were more than offset by inflationary/other cost increases.

     Net interest expense decreased $16.2 million, or 40%, to $24.4 million in 1998, primarily reflecting the impact of the Company's public offering of 5.0 million shares of Common Stock in September 1997, the proceeds of which, together with borrowings under the Company's Credit Agreement, were used to redeem debt outstanding. Net interest income of Bell & Howell Financial Services Company ("BHFS"), the Company's financing subsidiary, increased $.8 million to $9.5 million in 1998, primarily due to continued growth in the lease receivables portfolio.

     Income tax expense increased in 1998 as a result of a higher level of pretax profit, with the income tax rate remaining constant with the prior year.

     As a result of changing market and competitive dynamics within global government postal markets, as well as a review of its future strategic focus, in December 1997 the Company adopted a plan to divest its postal contracting business. Accordingly, the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements. Net sales for this business increased $16.7 million to $45.0 million in 1998, with a net loss of $2.7 million in 1998 versus a net loss of $22.4 million in the prior year.

     The extraordinary losses of $28.9 million ($42.7 million pretax) in 1997 were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of the 11 1/2% Senior Discount Debentures, the 9 1/4% Senior Notes and the 10 3/4% Senior Subordinated Notes.

Fiscal 1997 Compared to Fiscal 1996

     The Company's net sales increased $29.6 million, or 4%, to $857.0 million in 1997. The increase resulted from continued strong sales growth within each of the Information Access businesses, as well as the North American portion of the Mail and Messaging Technologies segment. This was partially offset by the impact of divesting certain low margin product lines within the Imaging segment, and lower high volume mail processing systems sales in Europe resulting from both softer economies in Germany and France, and a stronger U.S. dollar.

     Information Access net sales increased $23.6 million, or 8%, to $306.1 million in 1997. Net sales of the Information and Learning business increased $11.1 million, or 7%, to $183.7 million due to a growing electronic subscription base, which continued to reflect strong sales of ProQuest Direct(the Company's on-line product offering), high renewal rates on existing products, and the acquisition of DataTimes Corporation (in September 1996) which added complementary information content, technology and distribution to the Company's electronic product offerings. Although the Company curtailed its direct sales efforts to the corporate market in 1997 (and now more profitably serves corporate libraries through resellers like Dow Jones), sales of electronic content increased 22% over the prior year as customers increasingly demand electronic information solutions, and its newer form of on-line delivery. Net sales of microfilm and paper products of the Information and Learning business declined slightly versus the prior year as increased pricing was offset by lower unit volumes. Information and Learning sales of lower margin electronic equipment continued to decline in 1997, as on-line delivery and the availability (from other sources) of standardized computer hardware have allowed the Company to focus on providing the more valuable information content and software. Net sales of the Publishing Services business increased $12.5 million, or 11%, to $122.4 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, and continued strong sales of dealer management systems and electronic parts catalogs to powersports dealerships. In addition to the increased new systems placements (which reflected significant growth in Europe as the Company is the exclusive provider of electronic parts catalogs to General Motors, Mercedes Benz, and Chrysler dealers), the Company continued to experience strong sales of additional software applications and high contract renewal rates related to previously placed systems.

     Mail and Messaging Technologies net sales increased $20.6 million, or 6%, to $377.5 million in 1997 as a 14% increase in sales to high volume mailers in North America was partially offset by the impact of softer economies in Germany and France and a stronger U.S. dollar. Excluding the impact of a stronger dollar in 1997, Mail and Messaging Technologies net sales increased 8%, reflecting strong market demand for inserting and sorting systems. Sales of commercial sorting equipment (which represents 14% of equipment sales in this segment) increased $5.5 million, or 22%, to $30.6 million as the U.S. Postal Service guidelines governing the operating requirements to qualify for certain financial incentives to properly address, bar code and presort mail created a need for customers to invest in advanced sorting technology. Service revenues (which are primarily annuity-based and represent 42% of segment sales) increased $13.8 million, or 10%, to $157.3 million, due to both an expanded customer base and increased pricing.

     Imaging net sales decreased $14.6 million, or 8%, to $173.4 million in 1997, as increased sales of imaging software systems were more than offset by the impact of divestitures at the end of 1996 of certain low margin product lines in Canada and France, and lower sales of production scanners resulting from a modified strategy related to distributor inventory levels. Excluding the impact of the divested product lines, Imaging net sales in 1997 would have increased by 1%.

     The Company's cost of sales increased $23.5 million, or 5%, to $531.5 million in 1997, with the gross profit (net sales less cost of sales) percentage decreasing by 0.6 percentage points to 38.0% in the current year. Although the Company benefitted from improved manufacturing productivity and increased pricing in 1997, the lower gross profit rate resulted from a special charge for mail processing inventory exposures relating to the valuation of prior generation product lines. Excluding such charge, the gross profit rate in 1997 would have been approximately equal with the prior year.

     Research and development expense increased $3.5 million, or 10%, to $38.3 million in 1997 as the Company continued to increase its investment in new product offerings. Such increase primarily related to increased costs to develop new electronic products for the Information and Learning business, a new technology platform for the Publishing Services business, enhanced versions of production scanners for the Imaging business, and new mail processing systems that are more electronic and software oriented. The Company continually seeks to take advantage of new product/technology opportunities (with an increased emphasis on internet capabilities and software solutions) in each of its businesses.

     Selling and administrative expense increased $16.3 million, or 8%, to $215.1 million in 1997 reflecting the Company's increased investment in sales and marketing resources as well as increased distribution costs associated with the higher sales volumes.

     Operating income (excluding a $6.6 million special charge related to severance/inventory exposures in the Mail and Messaging Technologies segment) decreased $7.1 million, or 8%, to $78.6 million in 1997. EBITDA of $128.8 million in 1997 was virtually equal to the prior year.

     Information Access operating income increased $6.3 million, or 14%, to $52.6 million in 1997, resulting from the higher sales volumes, an improved gross profit percentage (reflecting a more profitable product mix with a greater proportion of revenues related to software and publishing and a lower proportion related to the sale of hardware), which more than offset increased research and development costs associated with new product offerings. Information Access EBITDA increased $12.2 million, or 16%, to $89.5 million in 1997.

     Mail and Messaging Technologies operating income (excluding the aforementioned special charge) decreased $6.3 million, or 17%, to $30.0 million in 1997 as a lower gross profit rate (related to a less profitable product mix), increased operating cost infrastructure, and increased investment in research and development costs for higher technology mail processing systems/software was only partially offset by the impact of the higher sales volumes. Mail and Messaging Technologies EBITDA decreased $5.8 million, or 13%, to $37.2 million in 1997.

     Imaging operating income decreased $6.2 million, or 38%, to $10.4 million in 1997 reflecting decreased sales of production scanners and the aforementioned divestitures of certain low margin product lines. Imaging EBITDA decreased by $5.7 million, or 26%, to $16.0 million in 1997.

     Corporate expenses increased $.9 million, or 6%, to $14.4 million in 1997, as productivity improvements were more than offset by inflationary/other cost increases.

     In September 1997, the Company completed a public offering of 5.0 million shares of Common Stock (issued at $28.625 per share) and entered into a new Credit Agreement which provided a revolving credit facility of $600.0 million. The net proceeds of the equity offering together with borrowings under the Company's credit facility during the year were used to repurchase $229.7 million (accreted value) of the 11 1/2% Senior Discount Debentures, $80.0 million of the 9 1/4% Senior Notes, and $57.1 million of the 10 3/4% Senior Subordinated Notes, and to repay the outstanding balance of the former Credit Agreement. Net interest expense decreased $2.5 million, or 6%, to $40.6 million in 1997, primarily reflecting the impact of the aforementioned equity offering, which was partially offset by increased debt resulting from acquisitions. Net interest income of BHFS, the Company's financing subsidiary, increased $1.9 million to $8.7 million in 1997, primarily due to continued growth in the lease receivables portfolio.

     Income tax expense decreased in 1997 as a result of a lower level of pretax profit in the current year, and a reduced income tax rate related to the favorable settlement of certain prior year tax exposures.

     As a result of changing market and competitive dynamics within global government postal markets, in December 1997 the Company adopted a plan to divest its postal contracting business. Accordingly, the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements. Net sales for this business decreased $47.1 million to $28.3 million in 1997 due to shipments of significant one-time contracts to postal authorities in 1996. The Company incurred a net loss for this business of $22.4 million in 1997 versus net income of $.8 million in the prior year. The Company is a subcontractor to the same general contractor on two contracts to provide mail automation systems to foreign postal authorities, with the 1997 loss primarily resulting from additional loss reserves related to these two contracts.

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

International Operations

     In fiscal 1998, 1997 and 1996, the Company had domestic net sales of $670.0 million, $633.2 million, and $587.0 million, respectively. Foreign net sales in fiscal 1998, 1997 and 1996 were $230.2 million, $223.8 million, and $240.4 million, respectively. The Company's foreign currency hedging activities have not and are not anticipated to have a material impact on operations, and the Company has no significant investments denominated in foreign currencies.

Liquidity and Capital Resources

     As previously mentioned, in September 1997, the Company completed a public offering of 5.0 million shares of Common Stock (issued at $28.625 per share) and entered into a new Credit Agreement which provided a revolving credit facility of $600.0 million. The net proceeds of the equity offering together with borrowings under the credit facility were used to repurchase all of the Company's outstanding public indebtedness and repay the outstanding balance of the former Credit Agreement. At the end of fiscal 1998, the Company had $156.1 million of additional credit available under the Credit Agreement and $18.1 million of cash and cash equivalents. The Credit Agreement requires maintenance of a minimum fixed charge coverage ratio, a minimum net worth level, and a maximum leverage ratio. The Company is currently, and expects to continue to be through the term of the Credit Agreement, in compliance with all such covenants.

     The Company's financing subsidiary, BHFS, funds its operations by selling its lease receivables on a non-recourse basis under a Receivables Purchase Agreement. The agreement is renewable annually and includes the buyers' commitment to purchase new lease receivables. During fiscal 1998 and 1997, BHFS sold lease receivables of $56.3 million and $47.0 million respectively.

     Cash provided by continuing operations increased $50.6 million to $92.7 million in 1998 resulting from the aforementioned EBITDA increase, the sale of BHFS receivables, and timing issues associated with receivable collections and vendor disbursements. Cash provided by discontinued operations improved by $29.7 million to $8.6 million in 1998, resulting from increased collections from/lower costs incurred for international postal contracts. As a result of the cash provided by operations which was partially offset by investments in acquisitions and capital expenditures, total debt (net of cash and cash equivalents) decreased by $54.1 million to $434.3 million in 1998.

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

     For the five years subsequent to fiscal 1998, annual maturities of long-term debt are: 1999 - $3.4 million;
2000 - $.4  million; 2001 - $.3 million; 2002 - $.3 million; and
2003 - $444.2 million.

Capital Expenditures

     In fiscal 1998, 1997 and 1996, capital expenditures for the Company's continuing operations were $36.4 million, $36.4 million, and $41.5 million, respectively, a significant portion of which consisted of expenditures for product masters and creation of databases for the Information and Learning business.

Seasonality

     Although the Company in general is not affected by seasonal fluctuations, the buying patterns and funding availability for certain of its customers cause sales, profitability and cash flow to be higher in the fourth quarter of the year. Due to this seasonal factor, the Company maintains a revolving credit facility to fund interim cash requirements.

Impact of the Year 2000

     Over the past few years, the Company has been assessing the impact on its products and computer systems of Year 2000 (Y2K) related issues. The Company's Y2K compliance plans include: inventorying affected technology and assessing the impact of the Y2K issue; developing resultant solution plans; modification/replacement and testing/certification of systems and software; and developing contingency plans as appropriate.

    The Company relies on third party suppliers for systems, products and services. The Company has a comprehensive supplier compliance program in place, as the Company could be adversely impacted if these suppliers do not make the necessary changes to their own systems/products in a timely manner.

     The Company has identified its products and services that are not currently Y2K compliant, nor will be modified or upgraded to become Y2K compliant. These products and services are at the end of their natural product life cycle and for most of the affected customers, newer Y2K compliant replacement products and services have been offered. For those products and services that will not be Y2K compliant, the Company provided notice to customers of its intent not to provide ongoing support of such products or services after 1999.

     The Company has also identified its products and services that either are currently Y2K compliant or will be modified or upgraded to become Y2K compliant. The Company has developed plans to provide its customers with such modifications and upgrades. The completion of these plans could be adversely affected if these customers do not provide the Company with sufficient timeframes in which to make such modifications and upgrades.

     A substantial portion of the Company's Y2K initiatives have been completed to date, with remaining project work expected to be completed in 1999. Based on such initiatives, and assuming that remaining issues can be addressed as planned, management believes that future costs relating to Bell & Howell's Y2K issue will not have a material adverse impact upon the consolidated operations or financial condition of the Company. However, preoccupation with Y2K initiatives in the market in general could potentially impact customer purchase decisions, which could adversely affect the Company's sales in fiscal 1999.

EURO

     On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro trades on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. Management believes that future costs related to the euro conversion will not have a material adverse impact upon the consolidated operations or financial condition of the Company.

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


Item 7a.  Quantitative and Qualitative Disclosures About
-------   ----------------------------------------------
          Market Risk
          -----------

     The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize such risks, the Company uses derivative financial instruments. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on debt outstanding. The Company also periodically utilizes foreign currency forward or option contracts in order to hedge its exposure to changes in foreign currency rates. The Company does not utilize financial derivatives for trading or other speculative purposes.


Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                   Independent Auditors' Report



The Board of Directors
Bell & Howell Company:


We have audited the accompanying consolidated balance sheets of Bell & Howell Company and subsidiaries (the "Company") as of the end of fiscal years 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell & Howell Company and subsidiaries as of the end of fiscal years 1998 and 1997, and the results of their operations and their cash flows for the fiscal years 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

                                            KPMG LLP


Chicago, Illinois
February 16, 1999

                                   Bell & Howell Company and Subsidiaries
                                    Consolidated Statements of Operations
                                      Fiscal Years 1998, 1997 and 1996
                           (Dollars and shares in thousands, except per share data)

                                                                   1998          1997          1996
                                                                 -------       -------       -------
Net sales:
Product ..................................................     $ 663,955     $ 650,296     $ 628,434
Service ..................................................       236,195       206,675       198,964
                                                                --------      --------      --------
Total net sales ..........................................       900,150       856,971       827,398

Operating costs and expenses:
Cost of product ..........................................       392,697       388,644       374,622
Cost of service ..........................................       153,559       142,869       133,403
Research and development .................................        37,939        38,321        34,849
Selling and administrative ...............................       225,255       215,095       198,761
                                                                --------      --------      --------
Total operating costs and expenses .......................       809,450       784,929       741,635
Operating income .........................................        90,700        72,042        85,763
Net interest expense:
Interest income ..........................................       (24,518)      (22,252)      (18,759)
Interest expense .........................................        48,918        62,844        61,810
                                                                --------      --------      --------
Net interest expense .....................................        24,400        40,592        43,051
Earnings from continuing operations
 before income taxes and extraordinary items .............        66,300        31,450        42,712
Income tax expense .......................................        26,520        12,580        17,863
                                                                --------      --------      --------
Earnings from continuing operations before
 extraordinary items .....................................        39,780        18,870        24,849
Earnings (loss) from discontinued operations .............        (2,666)      (22,441)          806
Extraordinary losses .....................................            --       (28,889)       (2,585)
                                                                --------      --------      --------
Net earnings (loss) ......................................     $  37,114     $ (32,460)    $  23,070
                                                                ========      ========      ========
Net earnings (loss) per common share:
Basic:
Earnings from continuing operations before
 extraordinary items .....................................     $    1.70     $     .96     $    1.36
Earnings (loss) from discontinued operations .............         (0.11)        (1.14)          .04
Extraordinary losses .....................................            --         (1.46)         (.14)
                                                                --------      --------      --------
Net earnings (loss) per common share .....................     $    1.59     $   (1.64)    $    1.26
                                                                ========      ========      ========
Diluted:
Earnings from continuing operations before
 extraordinary items .....................................     $    1.69     $     .95     $    1.34
Earnings (loss) from discontinued operations .............         (0.11)        (1.13)          .04
Extraordinary losses .....................................            --         (1.45)         (.14)
                                                                --------      --------      --------
Net earnings (loss) per common share .....................     $    1.58     $   (1.63)    $    1.24
                                                                ========      ========      ========
Average number of common shares and equivalents outstanding:
Basic ....................................................        23,388        19,756        18,312
Diluted ..................................................        23,569        19,900        18,560

                 The accompanying Notes to the Consolidated Financial Statements are
                                an integral part of these statements.

                                Bell & Howell Company and Subsidiaries
                                     Consolidated Balance Sheets
                               At the End of Fiscal Years 1998 and 1997
                                        (Dollars in thousands)


                                                Assets
                                                ------

                                                                       1998                1997
                                                                     --------            --------
Current assets:
Cash and cash equivalents ....................................      $  18,074           $  13,339
Accounts receivable ..........................................        233,667             198,228
Inventory:
Finished products ............................................         57,343              61,342
Products in process and materials ............................         41,587              40,414
                                                                     --------            --------
Total inventory ..............................................         98,930             101,756
Other current assets .........................................         11,803              11,825
                                                                     --------            --------
Total current assets .........................................        362,474             325,148

Property, plant and equipment:
Land .........................................................          4,168               4,291
Buildings ....................................................         51,381              47,406
Machinery and equipment ......................................        157,242             147,829
Product masters ..............................................        210,691             191,783
                                                                     --------            --------
Total property, plant and equipment, at cost .................        423,482             391,309
Accumulated depreciation .....................................       (275,277)           (241,655)
                                                                     --------            --------
Net property, plant and equipment ............................        148,205             149,654
Long-term receivables ........................................         66,746              66,625
Goodwill, net of accumulated amortization ....................        208,385             202,730
Net assets of discontinued operations ........................          9,230              20,470
Other assets .................................................         41,253              35,227
                                                                     --------            --------
Total assets .................................................      $ 836,293           $ 799,854
                                                                     ========            ========


                 The accompanying Notes to the Consolidated Financial Statements are
                                an integral part of these statements.

                                 Bell & Howell Company and Subsidiaries
                                       Consolidated Balance Sheets
                                At the End of Fiscal Years 1998 and 1997
                                    (Dollars and shares in thousands)

                                   Liabilities and Shareholders' Equity
                                   ------------------------------------

                                                                           1998           1997
                                                                         --------       --------
Current liabilities:
Notes payable ....................................................      $   3,776      $   3,567
Current maturities of long-term debt .............................          3,365            919
Accounts payable .................................................         79,553         75,089
Accrued expenses .................................................         83,854         66,446
Deferred income ..................................................        190,008        175,504
                                                                         --------       --------
Total current liabilities ........................................        360,556        321,525

Long-term liabilities:
Long-term debt ...................................................        445,240        497,252
Other liabilities ................................................         59,719         45,625
                                                                         --------       --------
Total long-term liabilities ......................................        504,959        542,877

Shareholders' equity:
Common Stock, $0.001 par value, 23,516 shares issued
 and 23,277 shares outstanding at the end of fiscal 1998,
 and 23,425 shares issued and 23,415 shares
 outstanding at the end of fiscal 1997 ...........................             24             23
Capital surplus ..................................................        140,819        138,660
Notes receivable from executives .................................         (2,523)        (1,707)
Retained earnings (deficit) ......................................       (161,197)      (198,311)
Cumulative foreign exchange translation adjustments ..............           (500)        (2,922)
Treasury stock ...................................................         (5,845)          (291)
                                                                         --------       --------
Total shareholders' equity (deficit) .............................        (29,222)       (64,548)

Commitments and contingencies ....................................             --             --
                                                                         --------       --------
Total liabilities and shareholders' equity .......................      $ 836,293      $ 799,854
                                                                         ========       ========

               The accompanying Notes to the Consolidated Financial Statements are
                              an integral part of these statements.


                                   Bell & Howell Company and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                      Fiscal Years 1998, 1997 and 1996
                                            (Dollars in thousands)


                                                            1998             1997             1996
                                                          --------         --------         --------
Operating activities:
Earnings from continuing operations
 before extraordinary items ..........................   $  39,780        $  18,870        $  24,849
Extraordinary losses .................................          --          (28,889)          (2,585)
Depreciation and amortization ........................      52,482           61,366           46,481
Debt accretion .......................................          --           18,038           23,903

Changes in operating assets and liabilities:
Accounts receivable ..................................     (32,453)         (15,585)          (7,268)
Inventory ............................................       4,889               30          (12,139)
Other current assets .................................         143             (501)            (331)
Long-term receivables ................................        (121)         (11,918)           2,355
Income taxes .........................................      22,171          (21,748)           6,003
Accounts payable .....................................       3,457              178           11,621
Accrued expenses .....................................       3,088           (5,559)          (6,163)
Deferred income and other long-term liabilities ......      16,894            9,348           12,194
Other, net ...........................................     (17,667)          18,400           (1,258)
                                                          --------         --------         --------
Cash provided by continuing operations ...............      92,663           42,030           97,662
Cash provided (used) by discontinued operations ......       8,574          (21,083)         (20,971)
                                                          --------         --------         --------
Cash provided by operating activities ................     101,237           20,947           76,691

Investing activities:
Expenditures for property, plant and equipment .......     (36,403)         (36,380)         (41,484)
Acquisitions .........................................      (7,020)         (18,638)         (65,314)
                                                          --------         --------         --------
Cash used by investing activities ....................     (43,423)         (55,018)        (106,798)

Financing activities:
Proceeds from short-term debt ........................      14,493            8,648           15,588
Repayment of short-term debt .........................     (14,405)         (12,511)         (21,650)
Proceeds from long-term debt .........................      54,616          383,673          237,432
Repayment of long-term debt ..........................    (104,182)        (485,538)        (192,703)
Proceeds from (purchases of) Common Stock, net .......      (4,081)         138,430               71
                                                          --------         --------         --------
Cash provided (used) by financing activities .........     (53,559)          32,702           38,738


Effect of exchange rate changes on cash ..............         480             (792)            (393)
                                                          --------         --------         --------
Increase (decrease) in cash and cash equivalents .....       4,735           (2,161)           8,238

Cash and cash equivalents, beginning of period .......      13,339           15,500            7,262
                                                          --------         --------         --------
Cash and cash equivalents, end of period .............   $  18,074        $  13,339        $  15,500
                                                          ========         ========         ========

                 The accompanying Notes to the Consolidated Financial Statements are
                                an integral part of these statements.

                                   Bell & Howell Company and Subsidiaries
                              Consolidated Statements of Shareholders' Equity
                                      Fiscal Years 1998, 1997 and 1996
                                      (Dollars and shares in thousands)

                                                                        Notes                Accumulated
                                           Common  Stock              Receivable   Retained     Other
                                          ----------------  Capital     from       Earnings  Comprehensive
                                          Issued  Treasury  Surplus   Executives   (Deficit)    Income       Total
                                          ------  --------  --------  -----------  ---------  -----------  ----------
Balance, at the end of fiscal 1995
 (Common Stock, 18,336 shares;
 treasury stock, 7 shares) ..........       18       (30)       328     (2,054)     (188,921)     1,187     (189,472)
Comprehensive Income:
    Net earnings ....................                                                 23,070                  23,070
    Foreign exchange
     translation adjustments ........                                                              (571)        (571)
                                                                                                             -------
Total Comprehensive Income                                                                                    22,499

Common Stock, 23 shares .............                         1,074                                            1,074
Notes receivable from executives ....                                      610                                   610
Treasury stock, net 43 shares .......             (1,603)                                                     (1,603)
                                         -----    ------   --------    -------     ---------     ------      -------
Balance, at the end of fiscal 1996
 (Common Stock, 18,359 shares;
 treasury stock, 50 shares) .........       18    (1,633)     1,402     (1,444)     (165,851)       616     (166,892)
Comprehensive Income:
    Net loss ........................                                                (32,460)                (32,460)
    Foreign exchange
     translation adjustments ........                                                            (3,538)      (3,538)
                                                                                                             -------
Total Comprehensive Income                                                                                   (35,998)

Common Stock, 5,066 shares ..........        5              137,258                                          137,263
Notes receivable from executives ....                                     (263)                                 (263)
Treasury stock, net 40 shares .......              1,342                                                       1,342
                                         -----    ------   --------    -------     ---------     ------      -------
Balance, at the end of fiscal 1997
 (Common Stock, 23,425 shares;
 treasury stock, 10 shares) .........   $   23   $  (291)  $138,660    $(1,707)    $(198,311)   $(2,922)    $(64,548)
Comprehensive Income:
    Net earnings ....................                                                 37,114                  37,114
    Foreign exchange
     translation adjustments ........                                                             2,422        2,422
                                                                                                             -------
Total Comprehensive Income                                                                                    39,536

Common Stock, 91 shares .............        1                2,159                                            2,160
Notes receivable from executives ....                                     (816)                                 (816)
Treasury stock, net 229 shares ......             (5,554)                                                     (5,554)
                                         -----    ------   --------    -------     ---------     ------      -------
Balance, at the end of fiscal 1998
 (Common Stock, 23,516 shares;
 treasury stock, 239 shares) ........   $   24   $(5,845)  $140,819    $(2,523)    $(161,197)   $  (500)    $(29,222)
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

                Bell & Howell Company and Subsidiaries

           Notes to the Consolidated Financial Statements

      (Dollars and shares in thousands, except per share data)


Note 1 - Significant Accounting Policies

     Nature of Operations. Bell & Howell Company and its Subsidiaries (collectively the "Company") is a leading global information solutions and services provider. The Company consists of three business segments, Information Access, Mail and Messaging Technologies and Imaging. Within its Information Access segment, Bell & Howell develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (including college and university, and elementary and secondary schools as well as public) and transportation and vehicle dealers. Within its Mail and Messaging Technologies segment, the Company develops and markets a complete range of high volume mail processing systems and services, which increasingly utilize the Company's proprietary software to expand the capabilities and improve the efficiency and effectiveness of customers' mailing operations. Within its Imaging segment, the Company develops and markets imaging systems and components that enable its customers to effectively file and access their documents and records, with a focus on financial institutions, governmental agencies and other paper intensive industries.

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

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. In December 1997, the Company adopted a plan to divest its postal contracting business, and accordingly the operating results and net assets of this business have been segregated from the Company's continuing operations, and are separately reported as discontinued operations in the consolidated financial statements, with the prior year financial statements correspondingly reclassified. (See Note 4 to the Consolidated Financial Statements).

     Fiscal Year. The Company's fiscal year ends on the Saturday nearest to December 31. References to fiscal 1998 are for the 52 weeks ended January 2, 1999, references to fiscal 1997 are for the 53 weeks ended January 3, 1998, and references to fiscal 1996 are for the 52 weeks ended December 28, 1996.

     Revenue Recognition. Product sales include sales of equipment, software and subscriptions. Equipment and software license sales are recognized upon shipment, when all significant contractual obligations are satisfied and collection of the resulting receivable is reasonably assured. Sales of customized mail automation equipment under long-term contracts are recognized at the time of shipment. Revenues from subscriptions are deferred and recognized in the periods the subscriptions are fulfilled. Service sales represent amounts earned by providing equipment maintenance services. Where such services are provided under annual agreements, revenues are recognized on a pro rata basis over the periods of the agreements. Other service revenues are recognized when the services are performed. The Company periodically reviews its accounts receivable balances and estimates required allowances for doubtful accounts. Allowances for doubtful accounts at the end of fiscal 1998 and 1997 were $15,910 and $7,068, respectively.

     Foreign Currency Translation. The financial position and results of operations of each of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Assets and liabilities are translated into U.S. dollars using the exchange rates at the end of the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are included as a separate component of shareholders' equity, and are included in the determination of the Company's comprehensive income.

     Net Earnings (Loss) per Common Share.  Basic net earnings
(loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, and assumes the issuance of additional common shares for all dilutive stock options outstanding during the period. A reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted net earnings (loss) per common share is shown in the table below for the periods indicated:

                                                1998          1997          1996
                                              ------        ------        ------
     Basic .................................. 23,388        19,756        18,312
     Dilutive effect of stock options........    181           144           248
                                              ------        ------        ------
     Diluted ................................ 23,569        19,900        18,560
                                              ======        ======        ======

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the consolidated balance sheets approximates fair value.

     Inventory. Inventory is valued at cost determined by the last-in, first-out ("LIFO") and the first-in, first-out ("FIFO") methods, with the following balances at the end of fiscal 1998 and 1997:

           Year end                          LIFO        FIFO         Total
           --------                        --------    --------     --------
           1998 .........................  $ 66,477    $ 32,453     $ 98,930
           1997 .........................    76,715      25,041      101,756

      The Company uses the LIFO method of valuing the majority of domestic inventories. The excess of replacement cost over the LIFO values of inventory was approximately $4,900 and $4,064 at the end of fiscal 1998 and 1997, respectively. Inventory cost includes material, labor and overhead and is valued at the lower of cost or net realizable value.

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

     Goodwill. Goodwill, which represents the excess of purchase price over the fair value of net assets of acquired businesses, is amortized on a straight-line basis over the expected future periods to be benefitted, which range from 15 to 40 years. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through related forecasted future cash flows. Accumulated amortization at the end of fiscal 1998 and 1997 was $47,873 and $39,990, respectively.

     Stock Option Plan. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and earnings per share disclosures for employee stock option grants based on the fair-value-based method (defined in SFAS No. 123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are included in Note 10 to the Consolidated Financial Statements.

     Derivative Financial Instruments. The Company does not invest in any derivatives for trading purposes. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on debt outstanding. The Company also periodically utilizes foreign currency forward or option contracts in order to hedge its exposure to changes in foreign currency rates. Amounts related to derivative contracts are recorded using the hedge accounting approach. The Company currently does not recognize the fair values of these derivative financial investments or their changes in fair value in its consolidated financial statements.

Note 2 - Business Segments

     The Company, which is organized on the basis of products and services, has three reportable business segments, Information Access, Mail and Messaging Technologies and Imaging. (Refer to
Note 1 to the Consolidated Financial Statements for a detailed description of segment operations). The Company evaluates the performance of and allocates resources to each of the segments based on their operating results excluding interest and taxes. The accounting policies for each of the segments are described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

     Information concerning the Company's reportable business segments and operations by geographic area for fiscal 1998, 1997 and 1996 for its continuing operations was as follows (dollars in millions):

                                                                          Earnings from Continuing
                                                                       Operations Before Income Taxes
                                           Net Sales                        and Extraordinary Items
                                   ----------------------------      -----------------------------------
Business Segments                   1998       1997       1996           1998        1997        1996
-----------------                  ------     ------     ------        --------    --------    --------
Information Access ..............  $320.5     $306.1     $282.5         $ 55.0      $ 52.6      $ 46.3
Mail and Messaging Technologies .   404.4      377.5      356.9           36.4        23.4        36.4
Imaging .........................   175.3      173.4      188.0           14.5        10.4        16.6
                                    -----      -----      -----          -----       -----       -----
  Total .........................   900.2      857.0      827.4          105.9        86.4        99.3
Interest expense, net ...........                                        (24.4)      (40.6)      (43.1)
Corporate expenses ..............                                        (15.2)      (14.4)      (13.5)
                                    -----      -----      -----          -----       -----       -----
Consolidated ....................  $900.2     $857.0     $827.4         $ 66.3      $ 31.4      $ 42.7
                                    =====      =====      =====          =====       =====       =====

                                      Capital Expenditures              Depreciation and Amortization (1)
                                   ----------------------------        -------------------------------
                                    1998       1997       1996           1998        1997        1996
                                   ------     ------     ------         ------      ------      ------
Information Access .............. $  29.6     $ 27.9     $ 27.5         $ 39.4      $ 36.9      $ 31.0
Mail and Messaging Technologies .     4.4        4.7        7.6            6.4         7.2         6.6
Imaging .........................     2.1        3.4        6.1            5.7         5.6         5.1
                                    -----      -----      -----          -----       -----       -----
  Total .........................    36.1       36.0       41.2           51.5        49.7        42.7
Corporate .......................      .3         .4         .3             .5          .5          .6
                                    -----      -----      -----          -----       -----       -----
Consolidated .................... $  36.4     $ 36.4     $ 41.5         $ 52.0      $ 50.2      $ 43.3
                                    =====      =====      =====          =====       =====       =====

                                       Identifiable Assets
                                   ----------------------------
                                    1998       1997       1996
                                   ------     ------     ------
Information Access ..............  $354.2     $358.9     $353.2
Mail and Messaging Technologies .   270.3      225.5      199.4
Imaging .........................   114.4      108.2      106.5
                                    -----      -----      -----
  Total .........................   738.9      692.6      659.1
Corporate .......................    88.2       86.8       85.5
                                    -----      -----      -----
Consolidated ....................  $827.1     $779.4     $744.6
                                    =====      =====      =====

 (1)     Excludes amortization/write-off of deferred financing costs.

                                            1998       1997       1996
                                           ------     ------     ------
Geographic Area Data
Net Sales (2):
 United States .........................  $ 670.0    $ 633.2    $ 587.0
 Europe ................................    168.8      162.7      175.4
 Other .................................     61.4       61.1       65.0
                                           ------     ------     ------
Total ..................................  $ 900.2    $ 857.0    $ 827.4
                                           ======     ======     ======

Identifiable Assets:
 United States .........................  $ 628.4    $ 602.6    $ 561.9
 Europe ................................     95.2       76.0       81.2
 Other .................................     15.3       14.0       16.0
                                           ------     ------     ------
   Total ...............................    738.9      692.6      659.1
 Corporate .............................     88.2       86.8       85.5
                                           ------     ------     ------
Consolidated ...........................  $ 827.1    $ 779.4    $ 744.6
                                           ======     ======     ======

(2)  Revenue is classified according to its country of destination (including exports to such areas).

Note 3 - Income Taxes

     The earnings from continuing operations, before income taxes and extraordinary items, on which income taxes were provided in fiscal 1998, 1997 and 1996 were:

                                                   1998            1997            1996
                                                 --------        --------        --------
United States ................................  $  60,589       $  27,199       $  34,507
Foreign ......................................      5,711           4,251           8,205
                                                 --------        --------        --------
Earnings from continuing operations before
 income taxes and extraordinary items ........  $  66,300       $  31,450       $  42,712
                                                 ========        ========        ========

     The provision for income taxes in fiscal 1998, 1997 and 1996 included the following:

                                                 1998           1997           1996
                                               --------       --------       --------
Current income tax expense (benefit):
United States ...............................  $ 6,370        $ 5,977        $ 6,805
State and local .............................      485             (7)         1,163
Foreign .....................................    2,986          2,918          3,974
                                                ------         ------         ------
Current income tax expense ..................    9,841          8,888         11,942
                                                ------         ------         ------
Deferred income tax expense (benefit):
United States ...............................   14,414          2,576          3,756
State and local .............................    3,231          1,683          1,454
Foreign .....................................     (966)          (567)           711
                                                ------         ------         ------
Deferred income tax expense .................   16,679          3,692          5,921
                                                ------         ------         ------
Income tax expense ..........................  $26,520        $12,580        $17,863
                                                ======         ======         ======

     The significant components of deferred income tax expense in fiscal 1998, 1997 and 1996 were as follows:

                                                      1998            1997           1996
                                                    --------        --------       --------
Deferred income tax expense (benefit),
 exclusive of components listed below ............  $ 1,220         $(2,585)       $ 1,028
Operating loss carryforwards .....................   20,761          13,636          5,082
Tax credits ......................................   (5,302)         (7,359)          (189)
                                                     ------          ------         ------
Deferred income tax expense ......................  $16,679         $ 3,692        $ 5,921
                                                     ======          ======         ======

     Deferred income taxes are primarily provided for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The tax effects of the major temporary differences that gave rise to the deferred tax asset (liability) at the end of fiscal 1998 and 1997 were as follows:

                                                                 1998             1997
                                                               --------         --------
    Deferred tax assets are attributable to:
    Accrued expenses .......................................   $  9,232         $  8,220
    Deferred compensation ..................................     11,475           10,249
    Postretirement benefits ................................      3,703            3,493
    Accounts receivable ....................................      5,872            2,625
    Operating loss carryforwards ...........................      9,112           28,149
    Tax credits ............................................     13,005              357
    Other ..................................................      5,180              480
                                                                 ------          -------
    Total gross deferred tax assets ........................     57,579           53,573
    Valuation allowance ....................................     (5,151)          (5,956)
                                                                 ------          -------
    Net deferred tax assets ................................     52,428           47,617

    Deferred tax liabilities are attributable to:
    Property, plant and equipment ..........................    (12,379)         (13,424)
    Intangibles ............................................    (17,387)         (16,003)
    Deferred income ........................................    (34,053)         (20,244)
    Undistributed foreign earnings .........................     (3,157)          (3,025)
                                                                -------          -------
    Total gross deferred tax liabilities ...................    (66,976)         (52,696)
                                                                -------          -------
    Net deferred tax liabilities ...........................   $(14,548)        $ (5,079)
                                                                =======          =======

     Net deferred tax liabilities, including amounts related to discontinued operations, are classified as other long-term liabilities in the balance sheet. Valuation allowances are established for certain foreign jurisdictions where the future realization of deferred tax assets have not been assumed.

     At the end of fiscal 1998, the net deferred tax assets of $52,428 are expected to be realized through the reversal of taxable temporary differences which generate future taxable income.

    The differences between the Company's effective rate for income taxes and the statutory federal income tax rate in fiscal
1998, 1997 and 1996 were as follows:

                                                          1998         1997         1996
                                                        --------     --------     --------
Statutory federal income tax rate ...................     35.0%        35.0%        35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit ..........      5.3          5.3          5.7
Foreign earnings ....................................       .6          2.6          4.4
Amortization of intangibles .........................      1.5          3.2          2.1
Repatriation of foreign earnings ....................       .2         (0.9)        (1.0)
Other ...............................................     (2.6)        (5.2)        (4.4)
                                                         -----        -----        -----
Effective income tax rate ...........................     40.0%        40.0%        41.8%
                                                         =====        =====        =====

     At the end of fiscal 1998, the United States has a net operating loss ("NOL") carryforward of $12,347 which expires in 2012. Foreign NOL carryforwards of $10,565 expire as follows:
$897 in 2000, $11 in 2001, $4,304 in 2002, $3,999 in 2003, $201
in 2004, $358 in 2005 and $795 in 2006.

     In the United States, the Company's current tax liability is the greater of its regular tax or alternative minimum tax ("AMT"). To the extent that AMT exceeds regular tax, the Company is entitled to an AMT credit. The Company has AMT credits of $12,792 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event that the regular tax exceeds the AMT, or are available to offset future AMT-NOL's which can be carried back.

     Net income taxes paid for fiscal 1998, 1997 and 1996 were $2,571, $5,533 and $10,943, respectively.


Note 4 - Discontinued Operations

     In December 1997, the Company adopted a plan to divest its postal contracting business, and accordingly the operating results and net assets of this business have been segregated from continuing operations. The Consolidated Statements of Operations separately reflect the earnings (loss) of the postal contracting business, which includes an allocation of the Company's interest expense based on proportionate net assets. The Consolidated Balance Sheets separately reflect the net assets of the postal contracting business as a non-current asset.

     Results from discontinued operations for fiscal years 1998, 1997 and 1996 are as follows:

                                                           1998        1997        1996
                                                         --------    --------    --------
    Net sales ......................................     $ 44,996    $ 28,256    $ 75,399

    Earnings (loss) before income taxes ............       (4,444)    (37,401)      1,343
    Income tax expense (benefit) ...................       (1,778)    (14,960)        537
                                                          -------     -------     -------
    Earnings (loss) from discontinued operations ...     $ (2,666)   $(22,441)   $    806
                                                          =======     =======     =======

     No provision has been made for future losses for the postal contracting business during the divestiture period or for losses to dispose of the business, as no such combined loss is currently projected.


Note 5 - Extraordinary Losses

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


Note 6 - Debt and Lines of Credit

     Debt at the end of fiscal 1998 and 1997 consisted of the following:

                                                                     1998        1997
                                                                    -------     -------
    Notes payable ...........................................      $  3,776    $  3,567
                                                                    =======     =======
    Long-term debt:
     Revolving Credit Agreement .............................      $441,100    $493,100
     Other long-term debt ...................................         7,505       5,071
                                                                    -------     -------
    Long-term debt, including current maturities ............       448,605     498,171
    Less: current maturities ................................         3,365         919
                                                                    -------     -------
    Long-term debt ..........................................      $445,240    $497,252
                                                                    =======     =======

     The weighted average interest rates on short-term borrowings at the end of fiscal 1998 and 1997 were 7.07% and 6.85%, respectively.

     At the end of fiscal 1998, the Company had foreign short-term lines of credit totaling $31,600, of which $27,800 was unused. These short-term credit lines are denominated in foreign currencies and generally require no compensating balances or commitment fees.

     In fiscal 1997, the Company entered into a $600,000 revolving credit agreement ("Credit Agreement") which replaced the 1996 Bank Credit Agreement. The final maturity date of the Credit Agreement is December 31, 2003, with no principal payments due until December 31, 2002, at which time the maximum amount of the credit facility is reduced to $500,000. The interest rate on borrowings under the Credit Agreement is determined at the time of borrowing, and is based upon the Company's leverage ratio. At the end of fiscal 1998, the interest rate in effect was (at the Company's option), either LIBOR + .75%, or the prime rate. The Credit Agreement requires compliance with leverage, fixed charge and net worth covenants. The Company and its domestic operating subsidiaries, excluding Bell & Howell Financial Services Company ("BHFS"), are jointly and severally liable as guarantors under the Credit Agreement. The Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of the Company's Common Stock. At the end of fiscal 1998, the Company had $156.1 million of additional credit available under the Credit Agreement.

     The Company's financing subsidiary, BHFS, funds its operations by selling lease receivables on a non-recourse basis under a Receivable Purchase Agreement. The agreement is renewable annually and includes the buyer's commitment to purchase new lease receivables. During fiscal 1998 and 1997, BHFS sold lease receivables of $56,300 and $47,000, respectively.

     For the five years subsequent to 1998, annual maturities of long-term debt are: 1999 - $3,365; 2000 - $413; 2001 - $349;
2002 - $309; and 2003 - $444,169.

     Interest paid for fiscal 1998, 1997 and 1996 was $48,426, $46,878 and $36,275, respectively.

Note 7 - Leases

     Lessor. The Company provides sales-type leases for its products and additionally leases products to customers under direct financing leases, primarily through BHFS. The Company's net investment in sales-type and direct financing leases at the end of fiscal 1998 and 1997 were as follows:

                                                                1998            1997
                                                               --------        --------
    Minimum lease payments receivable ....................     $ 94,068        $ 77,018
    Estimated unguaranteed residual values ...............        8,553           5,912
    Unearned income ......................................      (23,576)        (28,399)
    Allowance for doubtful accounts ......................       (3,819)         (3,283)
                                                                -------         -------
    Net investment .......................................     $ 75,226        $ 51,248
                                                                =======         =======

     The scheduled maturities for sales-type and direct financing lease receivables at the end of fiscal 1998 were as follows:

            1999 .....................................................   $ 22,743
            2000 .....................................................     23,616
            2001 .....................................................     20,424
            2002 .....................................................     16,541
            2003 .....................................................     10,744
                                                                          -------
            Total minimum lease payments to be received ..............   $ 94,068
                                                                          =======

     Lessee. The Company leases certain facilities and equipment for production, selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 1998 were as follows:

            1999 .....................................................   $ 17,266
            2000 .....................................................     13,639
            2001 .....................................................     10,997
            2002 .....................................................      7,281
            2003 .....................................................      5,092
            Subsequent to 2003 .......................................     17,038
                                                                          -------
                                                                         $ 71,313
                                                                          =======

     Total rental expenses for fiscal 1998, 1997 and 1996 were $15,978, $14,657 and $16,007, respectively.

Note 8 - Profit-Sharing, Pension, and Other Postretirement
         Benefit Plans

     Eligible employees of the Company's domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 1998, 1997 and 1996 were $7,307, $7,025 and $5,819, respectively.

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

     In addition, the Company has contributory and non-contributory postretirement medical benefit plans and a non-contributory postretirement life insurance benefit plan covering certain domestic employees. Each of these other postretirement benefit plans are unfunded.

     The net cost of pension and other postretirement benefit plans for fiscal 1998, 1997 and 1996 were as follows:

                                                                            Other Postretirement
                                                Pension Benefits                   Benefits
                                            --------------------------    -------------------------
                                             1998      1997      1996      1998      1997      1996
                                            ------    ------    ------    ------    ------    ------
Service cost ...........................   $ 2,552   $ 2,413   $ 2,108   $   233   $   211   $    92
Interest cost ..........................     5,286     5,143     4,602     1,014       985     1,033
Expected return on plan assets .........    (6,502)   (5,948)   (5,502)       --        --        --
Amortization of prior service cost .....       375       491       507        --        --        --
Recognized net actuarial (gain)/loss ...      (538)     (398)   (1,555)      286       195       322
                                            ------    ------    ------    ------    ------    ------
Net pension and other postretirement
 benefit cost...........................   $ 1,173   $ 1,701   $   160   $ 1,533   $ 1,391   $ 1,447

    The status of pension and other postretirement benefit plans at the end of fiscal 1998 and 1997 was as follows:

                                                                       Other Postretirement
                                                 Pension Benefits            Benefits
                                                ------------------      ------------------
                                                 1998       1997         1998       1997
                                                -------    -------      -------    -------
Change in Benefit Obligation
Benefit obligation, beginning of year......    $ 71,769   $ 63,085     $ 12,896   $ 12,256

Service cost .. ...........................       2,552      2,413          233        211
Interest cost .............................       5,286      5,143        1,014        985
Plan participants contributions ...........         584        509          209        203
Plan amendments ...........................          --         55           --         --
Actuarial (gain)/loss .....................       9,909      3,791          872        409
Benefits paid .............................      (3,554)    (3,227)      (1,244)    (1,168)
                                                -------    -------      -------    -------
Benefit obligation, end of year ...........    $ 86,546   $ 71,769     $ 13,980   $ 12,896

Change in Plan Assets
Fair value, beginning of year .............    $ 71,239   $ 61,696     $     --   $     --
Actual return on plan assets ..............      11,591     10,505           --         --
Participant contributions .................         584        509          209        203
Company contributions .....................       2,001      1,756        1,035        965
Benefits paid .............................      (3,554)    (3,227)      (1,244)    (1,168)
                                                -------    -------      -------    -------
Fair value, end of year ...................    $ 81,861   $ 71,239     $     --   $     --

Funded status .............................    $ (4,685)      (530)     (13,980)   (12,896)
Unrecognized net actuarial (gain)/loss ....      (3,200)    (8,508)       4,763      4,177
Unrecognized prior service cost ...........       1,520      1,880           --         --
                                                -------    -------      -------    -------
Prepaid (accrued) benefit cost ............    $ (6,365)  $ (7,158)    $ (9,217)  $ (8,719)

Amounts Recognized in the Consolidated
Balance Sheets
Prepaid benefit cost ......................    $ 11,007   $  9,280     $     --   $     --
Accrued benefit liability .................     (17,372)   (16,438)      (9,217)    (8,719)
                                                -------    -------      -------    -------
Net amount recognized .....................    $ (6,365)  $ (7,158)    $ (9,217)  $ (8,719)

Weighted Average Assumptions as of End of Year
Discount rate .............................        6.75%      7.50%        7.50%      8.00%
Expected return on plan assets ............        9.00%      9.00%          --         --
Rate of compensation increase .............        4.50%      4.50%          --         --
Rate of healthcare benefit cost increase ..          --         --         4.50%      4.50%

     For the Company's unfunded pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 1998 and 1997 were as follows:

                                                                1998            1997
                                                               --------        --------
    Project benefit obligation ...........................     $ 22,289        $ 20,208
    Accumulated benefit obligation .......................       20,621          19,016

     Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects:

1% Increase
Benefit obligation, end of fiscal 1998 ...............    $  1,186
Net postretirement benefit cost for fiscal 1998 ......    $    120

1% Decrease
Benefit obligation, end of fiscal 1998................    $ (1,093)
Net postretirement benefit cost for fiscal 1998 ......    $   (109)

Note 9 - Common Stock

     The Company has 50,000 authorized shares of Common Stock,
($.001 par value per share), 23,277 of which were outstanding at the end of fiscal 1998, which includes 5,026 shares issued in a public offering in September 1997. The Company's Credit
Agreement contains certain restrictions on the payment of dividends on and repurchases of its Common Stock.

Note 10 - Stock Compensation Plans

Stock Option Plan

     In May 1995, the Company completed its initial public equity offering of 5,000 shares of Common Stock (which were issued at $15.50 per share). Coincident with the initial public equity offering, the Company adopted the 1995 Stock Option Plan (the "Option Plan"), under which 2,160 shares of Common Stock were reserved for issuance. In May 1998, the Company increased the shares reserved for issuance under the Option Plan to 3,660. The Option Plan is administered by the Compensation Committee of the Board of Directors which has authority to determine which officers and key employees of the Company will be granted options. All options are granted at not less than the fair market value on the date of the grant.

     Additionally, coincident with the initial public equity offering, the Company granted options for 1,115 shares to Messrs. White, Roemer and Johansson (the "Senior Executive Grantees"), with a series of six option exercise prices (the first of which equaled the initial public equity offering price, with each subsequent exercise price set at 120% of the preceding exercise price). The term for these options is six years, with the options vesting in installments commencing after year three. In fiscal 1998, options for an additional 250 shares were granted to Mr. Roemer, which have a six year term and which vest after three years. Options may be granted to other officers and key employees of the Company (the "Key Executive Grantees"), selected by the Compensation Committee. At the end of fiscal 1998, the Company had options outstanding for 729 shares to the Key Executive Grantees. The term for these options is ten years, vesting in equal annual increments over a five year period.

     Per the provisions of SFAS No. 123, the Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for the Option Plan, and accordingly, no compensation cost has been recognized. Had compensation cost for the Option Plan been determined based on the fair value of options granted (consistent with SFAS No. 123), the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

                                                1998           1997           1996
                                              --------       --------       --------
     Net income (loss):
      As reported ..........................  $ 37,114       $(32,460)      $ 23,070
      Pro forma ............................    35,208        (33,610)        22,392

     Basic earnings (loss) per share:
      As reported ..........................  $   1.59       $  (1.64)      $   1.26
      Pro forma ............................      1.51          (1.70)          1.22

     Diluted earnings (loss) per share:
      As reported ..........................  $   1.58       $  (1.63)      $   1.24
      Pro forma ............................      1.51          (1.70)          1.22

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 20%; risk free interest rate of 6%; expected lives of 5 years; and no dividend yield.

    A summary of the stock option transactions for fiscal 1996, 1997, and 1998 are as follows:

                                        Senior Executive Grantees     Key Executive Grantees
                                        -------------------------     -----------------------
                                                  Weighted-                    Weighted-
                                        Shares    Average             Shares   Average
                                        (000)     Exercise Price      (000)    Exercise Price
                                       ------    ---------------     ------   --------------
      Balance at the end of
       fiscal 1995 .................     1,115        $   27.30          170      $   16.03

   1996:
      Granted .....................         --               --          226          31.50
      Exercised ...................         --               --           (2)         15.50
      Forfeited ...................         --               --          (28)         18.09
      Options outstanding at the        ------         --------       ------       --------
       end of fiscal 1996 .........      1,115        $   27.30          366      $   25.42
                                        ======         ========       ======       ========
      Options exercisable at the
       end of fiscal 1996 ..........        --        $      --           28      $   16.14
                                        ------         --------       ------       --------
      Weighted average fair value of
       options granted during
       fiscal 1996 .................   $    --                       $  9.78
                                        ------                        ------
   1997:
      Granted ......................        --               --          305          23.49
      Exercised ....................        --               --          (15)         15.62
      Forfeited ....................        --               --          (91)         24.92
      Options outstanding at            ------          -------       ------       --------
       the end of fiscal 1997 ......     1,115        $   27.30          565      $   24.73
                                        ======         ========       ======       ========
      Options exercisable at the
       end of fiscal 1997 ..........        --        $      --           72      $   23.75
                                        ------         --------       ------       --------
      Weighted average fair value of
       options granted during
       fiscal 1997 .................   $    --                       $  7.29
                                        ------                        ------
   1998:
      Granted ......................       250            26.88          296          27.06
      Exercised ....................        --               --          (26)         21.02
      Forfeited ....................        --               --         (106)         26.34
      Options outstanding at            ------         --------       ------       --------
       the end of fiscal 1998 ......     1,365        $   27.22          729      $   25.55
                                        ======         ========       ======       ========
      Options exercisable at the
       end of fiscal 1998 ..........       624        $   24.87          173      $   24.40
                                        ------         --------       ------       --------
      Weighted average fair value of
       options granted during
       fiscal 1998 .................   $  8.34                       $  8.40
                                        ------                        ------

     The following table provides additional information with respect to stock options outstanding at the end of fiscal 1998:

                                             Options Outstanding                Options Exercisable
                                   --------------------------------------       -----------------------
                                                  Weighted
                                                  Average        Weighted                      Weighted
                                   Number         Remaining      Average        Number         Average
                                   Outstanding    Contractual    Exercise       Exercisable    Exercise
     Range of Exercise Price       (000)          Life (Years)   Price          (000)          Price
     -----------------------       -----------    -----------    --------       -----------    --------
     $15.01 - $20.00                    310           3.4        $ 16.58              274      $ 16.72
      20.01 - $25.00                    386           4.8          21.81              163        21.99
      25.01 - $30.00                    763           5.8          26.88              101        26.91
      30.01 - $35.00                    412           4.8          31.84              167        31.84
      35.01 - $40.00                    223           2.3          38.50               92        38.50
                                     ------           ---         ------           ------       ------
                                      2,094           4.7        $ 26.60              797      $ 24.77
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


Note 11 - Foreign Currency Transactions

     The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through June 1999, and are for an aggregate amount of $26,753 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts, however, such nonperformance is not anticipated.

     Net foreign currency transaction gains(losses) for fiscal
1998, 1997 and 1996 of $(319), $113 and $4, respectively, have been included in the earnings of the respective periods.

Note 12 - Contingent Liabilities

      The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Note 13 - Related Party Transactions

     The Company has made loans (the balance of which totaled $2,523 at the end of fiscal 1998) to certain key executives in connection with their purchases of the Company's Common Stock. Pursuant to the terms of such loans, the shares acquired are pledged as security. The following individuals have loans in excess of $60 outstanding at the end of fiscal 1998:
Nils Johansson ($267), Michael Dering ($226), Maria Rubly ($406), Brian Longe ($209), Wayne Mickiewicz ($209), Joseph Reynolds ($225), Dwight Mater ($120), and Bruce Moeller ($175). Each loan is evidenced by an installment note maturing five years from the date of the note and bearing interest at the Company's marginal rate of borrowing (approximately 6% in fiscal 1998). Interest and principal may be deferred until the maturity date.

Note 14 -Interim Financial Information (unaudited)

     The following table presents the Company's quarterly results of operations for fiscal 1998 and fiscal 1997:

                                               First      Second      Third       Fourth(1)
                                              Quarter     Quarter     Quarter     Quarter       Year
                                              --------    --------    --------    ---------    -------
1998
Net Sales ................................   $201,374    $220,123    $216,653    $262,000    $900,150
Gross profit..............................     77,567      86,363      84,647     105,317     353,894
Earnings from continuing operations ......      3,973       9,017      11,294      15,496      39,780
Earnings (loss) from discontinued
 operations ..............................       (726)       (719)        (45)     (1,176)     (2,666)
                                              -------     -------     -------     -------     -------
  Net earnings ...........................   $  3,247    $  8,298    $ 11,249    $ 14,320    $ 37,114
                                              =======     =======     =======     =======     =======
Net earnings per basic share:
 Earnings from continuing operations .....   $   0.17    $   0.38    $   0.48    $   0.67    $   1.70
 Earnings (loss) from discontinued
  operations .............................      (0.03)      (0.03)         --       (0.05)      (0.11)
                                              -------     -------     -------     -------     -------
 Net earnings per common share ...........   $   0.14    $   0.35    $   0.48    $   0.62    $   1.59
                                              =======     =======     =======     =======     =======
Net earnings per diluted share:
 Earnings from continuing operations .....   $   0.17    $   0.38    $   0.48    $   0.66    $   1.69
 Earnings (loss) from discontinued
  operations .............................      (0.03)      (0.03)         --       (0.05)      (0.11)
                                              -------     -------     -------     -------     -------
 Net earnings per common share ...........   $   0.14    $   0.35    $   0.48    $   0.61    $   1.58
                                              =======     =======     =======     =======     =======

1997
Net Sales ................................   $191,127    $214,968    $205,287    $245,589    $856,971
Gross profit..............................     70,171      82,142      83,435      89,710     325,458
Earnings from continuing operations
 before extraordinary items ..............      1,980       4,281       6,572       6,037      18,870
Earnings (loss) from discontinued
 operations ..............................         70         329         (95)    (22,745)    (22,441)
Extraordinary losses .....................       (905)        (67)     (9,678)    (18,239)    (28,889)
                                              -------     -------     -------     -------     -------
  Net earnings (loss) ....................   $  1,145    $  4,543     $(3,201)   $(34,947)   $(32,460)
                                              =======     =======     =======     =======     =======
Net earnings (loss) per basic share:
 Earnings from continuing
  operations before extraordinary items ..   $    .11    $    .23     $   .35    $    .26    $    .96
 Earnings (loss) from discontinued
  operations .............................         --         .02          --        (.97)      (1.14)
 Extraordinary losses ....................       (.05)         --        (.52)       (.78)      (1.46)
                                              -------     -------     -------     -------     -------
 Net earnings (loss) per common share ....   $    .06    $    .25    $   (.17)   $  (1.49)   $  (1.64)
                                              =======     =======     =======     =======     =======
Net earnings (loss) per diluted share:
 Earnings from continuing operations
  before extraordinary items .............   $    .11    $    .23    $    .35    $    .26    $    .95
 Earnings (loss) from discontinued
  operations .............................         --         .02        (.01)       (.97)      (1.13)
 Extraordinary losses ....................       (.05)         --        (.51)       (.77)      (1.45)
                                              -------     -------     -------     -------     -------
 Net earnings (loss) per common share ....   $    .06    $    .25    $   (.17)   $  (1.48)   $  (1.63)
                                              =======     =======     =======     =======     =======

(1) In the fourth quarter 1997 the Company recorded an additional loss reserve related to the postal contracting business of $34,260 and a special charge for its Mail and
    Messaging Technologies business of $6,596 related to severance/inventory exposures.

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

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1999 (under the captions "Compensation of Directors", "Executive Compensation", "Supplemental Retirement Plan", and "Compensation Committee Interlocks and Insider Participation"), and is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management.
          ----------

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1999 (under the captions "Security Ownership of Certain Beneficial Owners and Management", and "Information Relating to Directors and Executive Officers"), and is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     Information regarding Related Party Transactions is included in Note 13 of this report. The remaining information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1999 (under the caption "Shareholders Agreement"), and is hereby incorporated by reference.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 15, 1999                     Bell & Howell Company

                                          By: /s/ James P. Roemer

                                         -----------------------
                                         James P. Roemer
                                         Chairman of the Board of
                                         Directors, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                               Title                        Date
--------------------------------       ---------------------------        ----------------
/s/ James P. Roemer                     Chairman of the Board of           March 15, 1999
--------------------------------         Directors, President and
James P. Roemer                          Chief Executive Officer

/s/ Nils A. Johansson                   Executive Vice President,          March 15, 1999
--------------------------------         Chief Financial Officer
Nils A. Johansson                        and Director

/s/ Stuart T. Lieberman                 Vice President, Finance            March 15, 1999
--------------------------------         and Chief Accounting
Stuart T. Lieberman                      Officer

/s/ Todd W. Buchardt                    General Counsel and                March 15, 1999
--------------------------------         Secretary
Todd W. Buchardt

/s/ David Bonderman                     Director                           March 15, 1999
--------------------------------
David Bonderman

/s/ David G. Brown                      Director                           March 15, 1999
--------------------------------
David G. Brown

/s/ J. Taylor Crandall                  Director                           March 15, 1999
--------------------------------
J. Taylor Crandall

           Signature                               Title                        Date
--------------------------------       ---------------------------        ----------------
/s/ Daniel Doctoroff                    Director                           March 15, 1999
--------------------------------
Daniel Doctoroff

/s/ William E. Oberndorf                Director                           March 15, 1999
--------------------------------
William E. Oberndorf

/s/ Gary L. Roubos                      Director                           March 15, 1999
--------------------------------
Gary L. Roubos

/s/ John H. Scully                      Director                           March 15, 1999
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
          The following consolidated financial statements of Bell & Howell Company are included in Part II, Item 8,
          Financial Statements and Supplementary Data:

          Independent Auditors' Report

          Consolidated Statements of Operations -
          Fiscal years 1998, 1997 and 1996

          Consolidated Balance Sheets - At the end of fiscal years 1998 and 1997

          Consolidated Statements of Cash Flows -
          Fiscal years 1998, 1997 and 1996

          Consolidated Statements of Shareholders'
          Equity - Fiscal years 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

     2. Financial statement schedule filed as a part of this report:

          Financial Statement Schedules are omitted as the required information is either inapplicable or is presented in the Company's Consolidated Financial
          Statements or the Notes thereto.

     3.   Exhibits and Financial Statement Schedules

     (a)     Exhibits.

     Exhibit
       No.     Description

      *3.1 Form of Amended and Restated Certificate of Incorporation of Bell & Howell Company (f/k/a Bell & Howell Operating Company), Amended and
               Restated Registration No. 333-59994
      *3.2     By-laws of Bell & Howell Company (f/k/a Bell &
               Howell Operating Company) Registration
               No. 333-63556

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

     *10.12    Bell & Howell Profit Sharing Retirement Plan and
               Bell & Howell Associate Stock Purchase Plan,
               Registration Statement on Form S-8,
               Registration No. 33-99982

     *10.13    Bell & Howell Company 1995 Stock Option Plan,
               Registration Statement on Form S-8,
               Registration No. 333-42425

       21.1    Subsidiaries of Bell & Howell Company

       23.1    Consent of KPMG LLP

       27.1    Financial Data Schedule

*   As previously filed

                      CONSENT OF INDEPENDENT
                    CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Bell & Howell Company:

We consent to incorporation by reference in the registration statements (Nos. 33-99982 and 333-48425) on Form S-8 of Bell & Howell Company of our report dated February 16, 1999, relating to the consolidated balance sheets of Bell & Howell Company and subsidiaries as of the end of fiscal years 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years 1998, 1997 and 1996, which report appears in the fiscal 1998 annual report on Form 10-K of Bell & Howell Company.

                                        KPMG LLP



Chicago, Illinois
March 15, 1999