Form 10-Q
period 1999-04-03
BELL & HOWELL CO/
filed 1999-05-14
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
  April 3, 1999                             1-3246


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of May 5, 1999 was 23,565,105.

                         TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION                                         PAGE

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen Weeks Ended April 3, 1999 and
             April 4, 1998 ..........................................    1

            Consolidated Balance Sheets - Assets at
             April 3, 1999 and January 2, 1999 ......................    2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at April 3, 1999 and
             January 2, 1999 ........................................    3

            Consolidated Statements of Cash Flows for
             the Thirteen Weeks Ended April 3, 1999 and
             April 4, 1998 ..........................................    4

            Notes to the Consolidated Financial
             Statements .............................................    5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ...............................................   8


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings ..........................................  13

  Item 6.  Exhibits and Reports on Form 8-K ...........................  13


SIGNATURE PAGE ........................................................  14

                            Bell & Howell Company and Subsidiaries
                             Consolidated Statements of Operations
                   (Dollars and shares in thousands, except per share data)

                                          (Unaudited)
                                                        Thirteen Weeks Ended
                                                     --------------------------
                                                     April 3,          April 4,
                                                       1999              1998
                                                    ---------         ---------
Net sales                                           $ 216,544         $ 201,374
Operating costs and expenses:
Cost of sales                                         135,901           123,807
Research and development                                8,619             9,160
Selling and administrative                             57,073            55,741
                                                     --------          --------
Total operating costs and expenses                    201,593           188,708

Operating income                                       14,951            12,666

Net interest expense:
Interest income                                        (6,695)           (6,294)
Interest expense                                       12,458            12,339

                                                     --------          --------
Net interest expense                                    5,763             6,045

Earnings from continuing operations
 before income taxes                                    9,188             6,621

Income tax expense                                      3,675             2,648
                                                     --------          --------
Earnings from continuing operations                     5,513             3,973

Earnings (loss) from discontinued operations             (437)             (726)
                                                     --------          --------
Net earnings                                        $   5,076         $   3,247
                                                     ========          ========
Net earnings per common share:
Basic:
Earnings from continuing operations                 $    0.24         $    0.17
Earnings (loss) from discontinued operations            (0.02)            (0.03)
                                                     --------          --------
Net earnings per common share                       $    0.22         $    0.14
                                                     ========          ========
Diluted:
Earnings from continuing operations                 $    0.23         $    0.17
Earnings (loss) from discontinued operations            (0.02)            (0.03)
                                                     --------          --------
Net earnings per common share                       $    0.21         $    0.14
                                                     ========          ========

Average number of common shares and equivalents outstanding:

Basic                                                  23,375            23,422

Diluted                                                23,716            23,586


               The accompanying Notes to the Consolidated Financial statements are an integral part of these statements

                             Bell & Howell Company and Subsidiaries
                                   Consolidated Balance Sheets
                                      (Dollars in thousands)


                                               Assets

                                                          April 3,      January 2,
                                                            1999           1999
                                                        ---------    -----------
                                                         (Unaudited)     (Audited)
Current assets:
Cash and cash equivalents                               $   9,089       $  18,074
Accounts receivable                                       199,924         233,667
Inventory                                                 109,966          98,930
Other current assets                                       11,951          11,803
                                                         --------        --------
Total current assets                                      330,930         362,474

Property, plant and equipment, at cost                    434,979         423,482
Accumulated depreciation                                 (284,785)       (275,277)
                                                         --------        --------
Net property, plant and equipment                         150,194         148,205
Long-term receivables                                      60,981          66,746
Goodwill, net of accumulated amortization                 218,201         208,385
Net assets of discontinued operations                      12,166           9,230
Other assets                                               46,768          41,253
                                                         --------        --------
Total assets                                            $ 819,240       $ 836,293
                                                         ========        ========


               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         Bell & Howell Company and Subsidiaries
                                Consolidated Balance Sheets
                            (Dollars and shares in thousands)

                            Liabilities and Shareholders' Equity

                                                             April 3,        January 2,
                                                               1999             1999
                                                           ------------    -------------
                                                            (Unaudited)      (Audited)
Current liabilities:
Notes payable                                               $   8,767        $   3,776
Current maturities of long-term debt                            3,326            3,365
Accounts payable                                               74,928           79,553
Accrued expenses                                               59,330           83,854
Deferred income                                               174,785          190,008
                                                             --------         --------
Total current liabilities                                     321,136          360,556

Long-term liabilities:
Long-term debt                                                451,663          445,240
Other liabilities                                              66,131           59,719
                                                             --------         --------
Total long-term liabilities                                   517,794          504,959

Shareholders' equity:
Common Stock, $.001 par value, 23,788 shares issued
 and 23,551 shares outstanding at April 3, 1999,
 and 23,516 shares issued and 23,277 shares outstanding
 at January 2, 1999                                                24               24
Capital surplus                                               146,307          140,819
Notes receivable from executives                               (1,540)          (2,523)
Retained earnings (deficit)                                  (156,121)        (161,197)
Cumulative foreign exchange translation adjustments            (2,545)            (500)
Treasury stock                                                 (5,815)          (5,845)
                                                             --------         --------
Total shareholders' equity (deficit)                          (19,690)         (29,222)
                                                             --------         --------
Total liabilities and shareholders' equity                  $ 819,240        $ 836,293
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

                             Bell & Howell Company and Subsidiaries
                             Consolidated Statements of Cash Flows
                                      (Dollars in thousands)

                                           (Unaudited)

                                                              Thirteen Weeks Ended
                                                          ---------------------------
                                                            April 3,        April 4,
                                                              1999            1998
                                                            --------        --------
Operating Activities:
Earnings from continuing operations                         $  5,513        $  3,973
Depreciation and amortization                                 14,311          13,826
Changes in operating assets and liabilities:
Accounts receivable                                           38,136          15,843
Inventory                                                    (12,623)         (9,656)
Other current assets                                            (233)         (1,211)
Long-term receivables                                          5,765          16,731
Income taxes                                                  (2,963)          3,434
Accounts payable                                              (6,879)         (7,659)
Accrued expenses                                             (19,406)         (7,580)
Deferred income and other long-term liabilities              (10,298)         (6,894)
Other, net                                                    (6,324)         (3,848)
                                                             -------         -------
Net cash provided by continuing operations                     4,999          16,959
Net cash provided (used) by discontinued operations           (3,373)          7,265
                                                             -------         -------
Net cash provided by operating activities                      1,626          24,224

Investing activities:
Expenditures for property, plant and equipment                (9,953)         (8,214)
Acquisitions                                                 (18,308)         (5,046)
                                                             -------         -------
Net cash used by investing activities                        (28,261)        (13,260)

Financing activities:
Proceeds from short-term debt                                  5,877           4,886
Repayment of short-term debt                                    (272)           (889)
Proceeds from long-term debt                                  13,330          12,068
Repayment of long-term debt                                   (6,946)        (36,270)
Proceeds from Common Stock, net                                6,267             210
                                                             -------         -------
Net cash provided (used) by financing activities              18,256         (19,995)

Effect of exchange rate changes on cash                         (606)            (45)
                                                             -------         -------
Increase (decrease) in cash and cash equivalents              (8,985)         (9,076)

Cash and cash equivalents, beginning of period                18,074          13,339
                                                             -------         -------
Cash and cash equivalents, end of period                    $  9,089        $  4,263
                                                             =======         =======

               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

              Bell & Howell Company and Subsidiaries

          Notes to the Consolidated Financial Statements

                 (Dollars and shares in thousands)


Note 1 - Basis of Presentation

     The consolidated financial statements include the accounts of Bell & Howell Company and its subsidiaries (collectively the "Company") and have been prepared without independent audit, except for the balance sheet data as of January 2, 1999.

     In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Bell & Howell Company's annual report for the fiscal year ended January 2, 1999.


Note 2 - Significant Accounting Policies

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,900 at April 3, 1999, and January 2, 1999. The components of inventory are shown in the table below as of the dates indicated:

                                               April 3,      January 2,
                                                 1999           1999
                                              ---------      ---------
     Finished products                        $ 61,187       $ 57,343
     Products in process and materials          48,779         41,587
                                               -------        -------
     Total inventory                          $109,966       $ 98,930
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

                                                 Thirteen Weeks Ended
                                               ------------------------
                                                April 3,       April 4,
                                                  1999           1998
                                                -------        -------
     Basic                                       23,375         23,422
     Dilutive effect of stock options               341            164
                                                 ------         ------
     Diluted                                     23,716         23,586
                                                 ======         ======

Note 3 - Business Segments

     The Company, which is organized on the basis of products and services, has three reportable business segments, Information Access, Mail and Messaging Technologies and Imaging. The accounting policies for each of the segments are described in the Company's annual report for the fiscal year ended January 2, 1999.

     Sales and earnings information for the Company's reportable business segments is shown in the table below for the periods indicated:

                                                                      Earnings from Continuing
                                          Net Sales            Operations Before Income Taxes
                                  -------------------------    ------------------------------
                                     Thirteen Weeks Ended           Thirteen Weeks Ended
                                  -------------------------    ------------------------------
                                   April 3,        April 4,        April 3,        April 4,
Business Segments                    1999            1998            1999            1998
-----------------                 ---------       ---------       ---------       ---------
Information Access .............. $  80,019       $  73,041       $   8,915       $   9,830
Mail and Messaging Technologies .    94,457          87,982           6,889           4,913
Imaging .........................    42,068          40,351           3,074           1,624
                                   --------        --------        --------        --------
  Total .........................   216,544         201,374          18,878          16,367
Corporate expenses ..............                                    (3,927)         (3,701)
Interest expense, net ...........                                    (5,763)         (6,045)
                                   --------        --------        --------        --------
Consolidated .................... $ 216,544       $ 201,374       $   9,188       $   6,621
                                   ========        ========        ========        ========

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

     Results from discontinued operations are shown in the table below for the periods indicated:

                                                  Thirteen Weeks Ended
                                                 ----------------------
                                                  April 3,     April 4,
                                                    1999         1998
                                                  --------     --------
     Net sales                                    $  6,652     $  3,325

     Earnings (loss) before income taxes              (728)      (1,210)
     Income tax expense (benefit)                     (291)        (484)
                                                   -------      -------
     Earnings (loss) from
     discontinued operations                      $   (437)    $   (726)
                                                   =======      =======

Note 5 - Comprehensive Income

     The components of comprehensive income for the Company include net earnings and unrealized gains and losses relating to the translation of foreign currency balance sheets.
Comprehensive income is shown in the table below for the periods indicated:

                                                    Thirteen Weeks Ended
                                                   ----------------------
                                                    April 3,     April 4,
                                                      1999         1998
                                                    --------     --------
      Earnings from continuing operations           $  5,513     $  3,973
      Earnings (loss) from discontinued operations      (437)        (726)
                                                     -------      -------
      Net earnings                                     5,076        3,247

      Other comprehensive income (loss):
      Foreign currency translation adjustments        (2,045)        (464)
                                                     -------      -------
      Comprehensive income                          $  3,031     $  2,783
                                                     =======      =======

    The foreign currency translation adjustments do not impact the Company's income tax expense.

Item 2.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     This section should be read in conjunction with the Consolidated Financial Statements of Bell & Howell Company and
Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended January 2, 1999.


Results of Operations

First Quarter 1999 Compared to First Quarter 1998

     The Company's net sales increased $15.2 million, or 8%, to $216.5 million in the first quarter of 1999. The increase primarily resulted from strong sales growth in the Mail and Messaging Technologies segment as well as the Publishing Services business within the Information Access segment.

     Information Access net sales increased $7.0 million, or 10%, to $80.0 million in the first quarter of 1999. Within the Information Access segment (comprised of the Information and Learning business and the Publishing Services business), the Company develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (college and university, elementary and secondary schools, as well as public) and transportation and vehicle dealers. Net sales of the Information and Learning business of $43.4 million in 1999 are virtually constant with the prior year, as a growing electronic subscription base was offset by slightly lower sales of the more traditional microfilm and paper products. The electronic subscription base continued to reflect strong sales of ProQuest DirectTM (the Company's internet-based product offering), which was partially offset by lower CD-ROM/tape subscriptions, as customers migrate to the on-line delivery of information via the internet. Net sales of the Publishing Services business increased $7.2 million, or 24%, to $36.6 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, increased sales of dealer management systems to powersports dealerships as well as the acquisition of Alison Associates, Inc., which provides performance database products to automotive and powersports manufacturers/dealers. In addition to new system placements, the Company continued to experience strong sales of additional software applications and high contract renewal rates related to previously placed systems.

     Mail and Messaging Technologies net sales increased $6.5 million, or 7%, to $94.5 million in the first quarter of 1999. Within the Mail and Messaging Technology segment, the Company develops and markets a complete range of high volume mail processing systems and services which increasingly utilize proprietary software to expand the capabilities and improve the efficiency and effectiveness of customers' mailing operations. The higher sales in 1999 resulted from increased shipments of high volume inserting equipment as well as increased service and software revenues. Service and software revenues (which are primarily annuity-based and represent 54% of segment sales) increased $6.8 million, or 15%, to $51.2 million due to both an expanded customer base and increased pricing.

     Imaging net sales increased $1.7 million, or 4%, to $42.1 million in the first quarter of 1999. Within the Imaging segment, the Company develops and markets imaging systems and components that enable its customers to effectively file and access their documents and records, with a focus on financial institutions, governmental agencies, and other paper intensive industries. The increased sales in 1999 resulted from increased electronic service revenues and greater shipments of production scanners which were partially offset by lower sales of micrographic equipment. Service revenues (which are primarily annuity-based and represent 38% of segment sales) increased $2.7 million, or 20%, to $16.1 million due to both an expanded customer base and increased pricing.

     The Company's cost of sales increased $12.1 million, or 10%, to $135.9 million in the first quarter of 1999, with the gross profit (net sales less cost of sales) percentage decreasing by
1.3 percentage points to 37.2%. The lower gross profit percentage in 1999 resulted from a less profitable product mix, which was partially offset by increased pricing and improved manufacturing/service productivity.

     Research and development expense of $8.6 million in the first quarter of 1999 was slightly below the prior year level as the Company continued to invest significantly in new product offerings. The Company continually seeks to take advantage of new product/technology opportunities (with an increased emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems and production scanners for the Information Access and Imaging segments, as well as for new software driven mail processing systems and stand-alone software solutions for the Mail and Messaging Technologies segment.

     Selling and administrative expense increased $1.3 million, or 2%, to $57.1 million in the first quarter of 1999 reflecting the Company's increased investment in sales and marketing resources (which reflects an increase in the sales force in the Information and Learning business to capitalize on the sales growth opportunities of internet-based products) as well as increased distribution costs associated with the higher sales volumes.

     Operating income increased $2.3 million, or 18%, to $15.0 million, while EBITDA (defined as operating income plus depreciation and amortization) increased $2.8 million, or 11%, to $29.2 million in the first quarter of 1999.

     Information Access operating income decreased $.9 million, or 9%, to $8.9 million in the first quarter of 1999, as the benefit of the higher sales volume was more than offset by the impact of significant investments related to ProQuest DirectTM for both new product development costs and to provide additional data center capacity to accommodate future sales growth opportunities. Information Access EBITDA decreased $.5 million, or 2%, to $19.5 million in the first quarter of 1999.


     Mail and Messaging Technologies operating income increased $2.0 million, or 40%, to $6.9 million in the first quarter of 1999, as the increased sales, an improved gross profit percentage (reflecting a more profitable product mix with an emphasis on software and service), and leveraged operating expenses drove the profitability improvement. Mail and Messaging Technologies EBITDA increased $2.1 million, or 31%, to $9.0 million in the first quarter of 1999.


     Imaging operating income increased $1.5 million, or 89%,
to $3.1 million in the first quarter of 1999, reflecting the increased sales and leveraged operating costs and expenses, as a greater percentage of segment revenues related to the more
profitable service component of the business.   Imaging EBITDA
increased $1.3 million, or 43%, to $4.4 million in the first quarter of 1999.

     Corporate expenses increased $.2 million, or 6%, to $3.9 million in the first quarter of 1999 as productivity improvements were more than offset by inflationary/other cost increases.

     Net interest expense decreased $.3 million, or 5%, to $5.8 million in the first quarter of 1999, primarily reflecting lower borrowings as the excess of the Company's operating cash flows over capital expenditure/acquisition costs have been used to reduce debt outstanding. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary remained constant at $2.7 million in the first quarter of 1999.

     Income tax expense increased in the first quarter of 1999 as a result of a higher level of pretax profit, with the income tax rate remaining constant with the prior year.

     As a result of changing market and competitive dynamics within global government postal markets, as well as a review of its future strategic focus, in December 1997 the Company adopted a plan to divest its postal contracting business. Accordingly, the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements. Net sales for this business increased $3.3 million to $6.7 million in the first quarter of 1999, with a net loss of $.4 million in the first quarter of 1999 versus a net loss of $.7 million in the prior year.

     Cash provided by continuing operations was $5.0 million in the first quarter of 1999, versus $17.0 million in the prior year. Although EBITDA increased $2.8 million over the prior year, such increase was more than offset by increased working capital requirements and increased income tax payments related to the Company's improved profitability. Cash used by discontinued operations was $3.4 million in the first quarter of 1999 versus cash provided by discontinued operations of $7.3 million in the prior year, as significant collections from international postal contracts were received in 1998. As a result of investments in capital expenditures/acquisitions and seasonal working capital requirements, debt (net of cash and cash equivalents) increased by $20.4 million to $454.7 million in the first quarter of 1999.

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

     The Company has identified its products that are not currently Y2K compliant, and which will not be modified or upgraded to become Y2K compliant. These products and services are at the end of their natural product life cycle and for most of the affected customers, newer Y2K compliant replacement products and services have been offered. For these products and services, the Company has provided notice to customers of its intent not to provide ongoing support of such products or services after 1999.

     The Company has also identified its products and services that will be modified or upgraded to become Y2K compliant. The Company has developed plans to provide its customers with such modifications and upgrades. The completion of these plans could be adversely affected if these customers do not provide the Company with sufficient timeframes in which to make such modifications and upgrades.

     A substantial portion of the Company's Y2K initiatives have been completed to date, with remaining project work expected to be completed in 1999. Based on such initiatives, and assuming that remaining issues can be addressed as planned, management believes that future costs relating to Bell & Howell's Y2K issue will not have a material adverse impact upon the consolidated operations or financial condition of the Company. However, preoccupation with Y2K initiatives in the market in general could potentially impact customer purchase/installation decisions, which could adversely affect the Company's sales in fiscal 1999.

Recently Issued Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The Company is currently evaluating the impact of this standard on its financial statements and is required to adopt this new standard beginning with its fiscal 2000 financial statements.

Part II.  Other Information


Item 1.  Legal Proceedings.

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

       Index Number             Description

          None



  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended April 3, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 1999                 BELL & HOWELL COMPANY





                                   /s/ James P. Roemer
                                   James P. Roemer
                                   Chairman of the Board
                                   of Directors, President and
                                   Chief Executive Officer


                                   /s/Nils A. Johansson
                                   Nils A. Johansson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Director