Form 10-Q
period 1999-07-03
BELL & HOWELL CO/
filed 1999-08-17
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
    July 3, 1999                             1-3246


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of August 10, 1999 was 23,636,443.

                        TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Twenty-Six Weeks Ended
             July 3, 1999 and July 4, 1998 .................    1

            Consolidated Balance Sheets - Assets at
             July 3, 1999 and January 2, 1999 ..............    2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at July 3, 1999 and
             January 2, 1999 ...............................    3

            Consolidated Statements of Cash Flows for
             the Twenty-Six Weeks Ended July 3, 1999 and
             July 4, 1998 ..................................    4

            Notes to the Consolidated Financial
             Statements ....................................    5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ......................................   9


PART II.  OTHER INFORMATION
-------    ----------------

  Item 1.  Legal Proceedings ................................  14

  Item 6.  Exhibits and Reports on Form 8-K .................  14


SIGNATURE PAGE ..............................................  15

                            Bell & Howell Company and Subsidiaries
                             Consolidated Statements of Operations
                   (Dollars and shares in thousands, except per share data)

                                          (Unaudited)
                                                 Thirteen Weeks         Twenty-Six Weeks
                                                     Ended                    Ended
                                            ----------------------    ---------------------
                                              July 3,      July 4,      July 3,     July 4,
                                               1999         1998         1999        1998
                                             ---------    ---------   ---------   ---------
Net sales                                    $ 240,353    $ 220,123   $ 456,897   $ 421,497
Operating costs and expenses:
Cost of sales                                  147,460      133,760     283,361     257,567
Research and development                         9,880        9,438      18,499      18,598
Selling and administrative                      58,853       55,861     115,926     111,602
                                              --------     --------    --------    --------
Total operating costs and expenses             216,193      199,059     417,786     387,767

Operating income                                24,160       21,064      39,111      33,730

Net interest expense:
Interest income                                 (6,388)      (6,051)    (13,083)    (12,345)
Interest expense                                12,126       12,086      24,584      24,42

                                              --------     --------    --------    --------
Net interest expense                             5,738        6,035      11,501      12,080

Earnings from continuing operations
 before income taxes                            18,422       15,029      27,610      21,650

Income tax expense                               7,369        6,012      11,044       8,660
                                              --------     --------    --------    --------
Earnings from continuing operations             11,053        9,017      16,566      12,990

Earnings (loss) from discontinued operations       955         (719)        518      (1,445)
                                              --------     --------    --------    --------
Net earnings                                 $  12,008    $   8,298   $  17,084   $  11,545
                                              ========     ========    ========    ========
Net earnings per common share:
Basic:
Earnings from continuing operations          $    0.47    $    0.38   $    0.71   $    0.55
Earnings (loss) from discontinued operations      0.04        (0.03)       0.02       (0.06)
                                              --------     --------    --------    --------
Net earnings per common share                $    0.51    $    0.35   $    0.73   $    0.49
                                              ========     ========    ========    ========
Diluted:
Earnings from continuing operations          $    0.46    $    0.38   $    0.70   $    0.55
Earnings (loss) from discontinued operations      0.04        (0.03)       0.02       (0.06)
                                              --------     --------    --------    --------
Net earnings per common share                $    0.50    $    0.35   $    0.72   $    0.49
                                              ========     ========    ========    ========

Average number of common shares and equivalents outstanding:

Basic                                           23,600       23,444      23,488      23,433

Diluted                                         23,949       23,599      23,827      23,595

               The accompanying Notes to the Consolidated Financial statements are an integral part of these statements

                              Bell & Howell Company and Subsidiaries
                                    Consolidated Balance Sheets
                                      (Dollars in thousands)

                                              Assets
                                                           July 3,      January 2,
                                                            1999           1999
                                                        ---------    -----------
                                                         (Unaudited)     (Audited)
Current assets:
Cash and cash equivalents                               $  10,714       $  18,074
Accounts receivable                                       192,394         233,667
Inventory                                                 116,129          98,930
Other current assets                                       10,789          11,803
                                                         --------        --------
Total current assets                                      330,026         362,474

Property, plant and equipment, at cost                    446,548         423,482
Accumulated depreciation                                 (295,799)       (275,277)
                                                         --------        --------
Net property, plant and equipment                         150,749         148,205
Long-term receivables                                      72,383          66,746
Goodwill, net of accumulated amortization                 230,814         208,385
Net assets of discontinued operations                      11,362           9,230
Other assets                                               49,590          41,253
                                                         --------        --------
Total assets                                            $ 844,924       $ 836,293
                                                         ========        ========



               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         Bell & Howell Company and Subsidiaries
                                Consolidated Balance Sheets
                            (Dollars and shares in thousands)

                            Liabilities and Shareholders' Equity
                                                              July 3,        January 2,
                                                               1999             1999
                                                           ------------    -------------
                                                            (Unaudited)      (Audited)
Current liabilities:
Notes payable                                               $   6,986        $   3,776
Current maturities of long-term debt                            2,306            3,365
Accounts payable                                               71,346           79,553
Accrued expenses                                               55,306           83,854
Deferred income                                               155,214          190,008
                                                             --------         --------
Total current liabilities                                     291,158          360,556

Long-term liabilities:
Long-term debt                                                486,251          445,240
Other liabilities                                              74,708           59,719
                                                             --------         --------
Total long-term liabilities                                   560,959          504,959

Shareholders' equity:
Common Stock, $.001 par value, 23,876 shares issued
 and 23,635 shares outstanding at July 3, 1999,
 and 23,516 shares issued and 23,277 shares outstanding
 at January 2, 1999                                                24               24
Capital surplus                                               148,249          140,819
Notes receivable from executives                               (1,535)          (2,523)
Retained earnings (deficit)                                  (144,113)        (161,197)
Cumulative foreign exchange translation adjustments            (3,857)            (500)
Treasury stock                                                 (5,961)          (5,845)
                                                             --------         --------
Total shareholders' equity (deficit)                           (7,193)         (29,222)
                                                             --------         --------
Total liabilities and shareholders' equity                  $ 844,924        $ 836,293
                                                             ========         ========


               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.


                           Bell & Howell Company and Subsidiaries
                           Consolidated Statements of Cash Flows

                                    (Dollars in thousands)

                                          (Unaudited)


                                                            Twenty-Six Weeks Ended

                                                          ---------------------------
                                                             July 3,         July 4,
                                                              1999            1998
                                                            --------        --------
Operating Activities:
Earnings from continuing operations                         $ 16,566        $ 12,990
Depreciation and amortization                                 28,522          27,139
Changes in operating assets and liabilities:
Accounts receivable                                           44,534          14,116
Inventory                                                    (16,066)         (9,722)
Other current assets                                           1,233          (2,638)
Long-term receivables                                         (5,637)         17,806
Income taxes                                                    (702)          8,440
Accounts payable                                             (10,104)         (7,446)
Accrued expenses                                             (18,300)         (1,221)
Deferred income and other long-term liabilities              (31,870)        (19,762)
Other, net                                                   (10,617)        (11,380)
                                                             -------         -------
Net cash provided (used) by continuing operations             (2,441)         28,322
Net cash provided (used) by discontinued operations           (1,614)          2,100
                                                             -------         -------
Net cash provided (used) by operating activities              (4,055)         30,422

Investing activities:
Expenditures for property, plant and equipment               (21,099)        (15,794)
Acquisitions                                                 (33,548)         (5,046)
                                                             -------         -------
Net cash used by investing activities                        (54,647)        (20,840)

Financing activities:
Proceeds from short-term debt                                  7,411           7,407
Repayment of short-term debt                                  (3,279)         (7,382)
Proceeds from long-term debt                                  48,534          44,006
Repayment of long-term debt                                   (8,582)        (61,109)
Proceeds from Common Stock, net                                8,088             990
                                                             -------         -------
Net cash provided (used) by financing activities              52,172         (16,088)

Effect of exchange rate changes on cash                         (830)           (132)
                                                             -------         -------
Decrease in cash and cash equivalents                         (7,360)         (6,638)

Cash and cash equivalents, beginning of period                18,074          13,339
                                                             -------         -------
Cash and cash equivalents, end of period                    $ 10,714        $  6,701
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

     In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report for the fiscal year ended January 2, 1999.


Note 2 - Significant Accounting Policies

     Inventory. The Company uses the last-in, first-out (LIFO) method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of replacement cost over the LIFO values of inventory was $4,900 at July 3, 1999, and January 2, 1999. The components of inventory are shown in the table below as of the dates indicated:

                                                July 3,      January 2,
                                                 1999           1999
                                              ---------      ---------
     Finished products                        $ 68,612       $ 57,343
     Products in process and materials          47,517         41,587
                                               -------        -------
     Total inventory                          $116,129       $ 98,930
                                               =======        =======


                                -5-
<PAGE

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

                                        Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                       ----------------------       ------------------------
                                        July 3,       July 4,         July 3,       July 4,
                                         1999          1998            1999          1998
                                        -------       -------         -------       -------
     Basic                               23,600        23,444          23,488        23,433
     Dilutive effect of stock options       349           155             339           162
                                         ------        ------          ------        ------
     Diluted                             23,949        23,599          23,827        23,595
                                         ======        ======          ======        ======

Note 3 - Business Segments

     The Company, which is organized on the basis of products and services, has three reportable business segments, Information Access, Mail and Messaging Technologies and Imaging. The accounting policies for each of the segments are described in the Company's annual report for the fiscal year ended January 2, 1999.

     Sales and earnings information for the Company's reportable business segments are shown in the following tables for the periods indicated:

                                                              Net Sales
                                  ---------------------------------------------------------
                                    Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                  -------------------------       -------------------------
                                    July 3,         July 4,         July 3,         July 4,
Business Segments                    1999            1998            1999            1998
-----------------                 ---------       ---------       ---------       ---------
Information Access .............. $  90,487       $  79,787       $ 170,506       $ 152,828
Mail and Messaging Technologies .   105,509          97,935         199,966         185,917
Imaging .........................    44,357          42,401          86,425          82,752
                                   --------        --------        --------        --------
Total ........................... $ 240,353       $ 220,123       $ 456,897       $ 421,497
                                   ========        ========        ========        ========

                                      Earnings From Continuing Operations Before Income Taxes
                                   ------------------------------------------------------------
                                       Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                   ---------------------------      ---------------------------
                                     July 3,          July 4,         July 3,         July 4,
Business Segments                     1999             1998            1999            1998
-----------------                  ---------        ---------       ---------       ---------
Information Access ..............  $  14,977        $  12,484       $  23,892       $  22,314
Mail and Messaging Technologies .     10,633           10,479          17,522          15,392
Imaging .........................      2,463            1,767           5,537           3,391
                                    --------         --------        --------        --------
  Total .........................     28,073           24,730          46,951          41,097
Corporate expenses ..............     (3,913)          (3,666)         (7,840)         (7,367)
Interest expense, net ...........     (5,738)          (6,035)        (11,501)        (12,080)
                                    --------         --------        --------        --------
Consolidated ....................  $  18,422        $  15,029       $  27,610       $  21,650
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

     Results from discontinued operations are shown in the table below for the periods indicated:

                                            Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                            --------------------     ----------------------
                                             July 3,     July 4,      July 3,       July 4,
                                              1999        1998         1999          1998
                                            --------    --------     --------      --------
     Net sales                              $  8,339    $  5,273     $ 14,991      $  8,598

     Earnings (loss) before income taxes       1,591      (1,198)         863        (2,408)
     Income tax expense (benefit)                636        (479)         345          (963)
                                             -------     -------      -------       -------
     Earnings (loss) from
     discontinued operations                $    955    $   (719)    $    518      $ (1,445)
                                             =======     =======      =======       ======


Note 5 - Comprehensive Income

     The components of comprehensive income for the Company include net earnings and unrealized gains and losses relating to the translation of foreign currency balance sheets.
Comprehensive income is shown in the table below for the periods indicated:

                                              Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                              --------------------    ----------------------
                                                July 3,     July 4,     July 3,      July 4,
                                                 1999        1998        1999         1998
                                               -------     -------     -------      -------
Earnings from continuing operations            $11,053     $ 9,017     $16,566      $12,990
Earnings (loss) from discontinued operations       955        (719)        518       (1,445)
                                                ------      ------      ------       ------
Net earnings                                    12,008       8,298      17,084       11,545

Other comprehensive income (loss):
Foreign currency translation adjustments        (1,312)        295      (3,357)        (169)
                                                ------      ------      ------       ------
Comprehensive income                           $10,696     $ 8,593     $13,727      $11,376
                                                ======      ======      ======       ======

    The foreign currency translation adjustments do not impact the Company's income tax expense.

Item 2.
------

             Management's Discussion and Analysis of
          ---------------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

This section should be read in conjunction with the Consolidated
Financial Statements of Bell & Howell Company and Subsidiaries
(collectively the "Company") and the notes thereto included in the annual report for the year ended January 2, 1999.


Results of Operations
---------------------
First Half 1999 Compared to First Half 1998
-------------------------------------------

     The Company's net sales increased $35.4 million, or 8%, to $456.9 million in the first half of 1999. The increase primarily resulted from strong sales growth in both the Mail and Messaging Technologies segment as well as the Publishing Services business within the Information Access segment.


     Information Access net sales increased $17.7 million, or 12%, to $170.5 million in the first half of 1999. Within the Information Access segment (comprised of the Information and Learning business and the Publishing Services business), the Company develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (college and university, elementary and secondary schools, as well as public) and transportation and vehicle dealers. Net sales of the Information and Learning business increased $1.8 million, or 2%, to $92.8 million as a growing electronic subscription base was partially offset by lower sales of the more traditional microfilm and paper products. Sales of electronic content increased 9%, with the electronic subscription base continuing to reflect strong sales of ProQuest Direct (the Company's internet-based product offering), which was partially offset by lower CD-ROM/tape subscriptions as customers migrate to the on-line delivery of information via the internet. Net sales of the Publishing Services business increased $15.9 million, or 26%, to $77.7 million due to increased sales of electronic parts catalogs and ancillary products to automotive dealerships, increased sales of dealer management systems to powersports dealerships as well as the acquisition of Alison Associates, Inc., which provides performance database products to automotive and powersports manufacturers/dealers. In addition to new system placements, the Company continued to experience strong sales of additional software applications and high contract renewal rates related to previously placed systems.

     Mail and Messaging Technologies net sales increased $14.0 million, or 8%, to $200.0 million in the first half of 1999. Within the Mail and Messaging Technology segment, the Company develops and markets a complete range of high volume mail processing systems and services which increasingly utilize proprietary software to expand the capabilities and improve the efficiency and effectiveness of customers' mailing operations. The higher sales in 1999 resulted from increased shipments of high volume inserting and sorting equipment as well as increased service and software revenues. Service and software revenues (which are primarily annuity-based and represent 52% of segment sales) increased $12.1 million, or 13%, to $104.0 million due to both an expanded customer base and increased pricing.

     Imaging net sales increased $3.7 million, or 4%, to $86.4 million in the first half of 1999. Within the Imaging segment, the Company develops and markets imaging systems and components that enable its customers to effectively file and access their documents and records, with a focus on financial institutions, governmental agencies, and other paper intensive industries. The increased sales in 1999 resulted from increased electronic service revenues and greater shipments of production scanners which were partially offset by lower sales of micrographic equipment/service. Service revenues (which are primarily annuity-based and represent 39% of segment sales) increased $4.8 million, or 17%, to $33.3 million due to both an expanded customer base and increased pricing.

     The Company's cost of sales increased $25.8 million, or 10%, to $283.4 million in the first half of 1999, with the gross profit (net sales less cost of sales) percentage decreasing by .9 percentage points to 38.0%. The lower gross profit percentage in 1999 resulted from a less profitable product mix, which was partially offset by increased pricing and improved manufacturing/service productivity.

     Research and development expense of $18.5 million in the first half of 1999 is essentially constant with the prior year as the Company continued to invest significantly in new product offerings. The Company continually seeks to take advantage of new product/technology opportunities (with an increased emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems, production scanners and other electronic devices for the Information Access and Imaging segments, as well as for new mail processing systems that are more electronic and software driven and stand-alone software solutions for the Mail and Messaging Technologies segment.

     Selling and administrative expense increased $4.3 million, or 4%, to $115.9 million in the first half of 1999 reflecting the Company's increased investment in sales and marketing resources (which reflects an increase in the sales force in the Information and Learning business to capitalize on the sales growth opportunities of internet-based products) as well as increased distribution costs associated with the higher sales volumes.

     Operating income increased $5.4 million, or 16%, to $39.1 million, while EBITDA (defined as operating income plus depreciation and amortization) increased $6.8 million, or 11%, to $67.4 million in the first half of 1999.

     Information Access operating income increased $1.6 million, or 7%, to $23.9 million in the first half of 1999, as the benefit of the higher sales volume was partially offset by the impact of significant investments related to ProQuest Direct for new product development costs, and to provide additional data center capacity to accommodate future sales growth opportunities. Information Access EBITDA increased $2.5 million, or 6%, to $45.2 million in the first half of 1999.


     Mail and Messaging Technologies operating income increased $2.1 million, or 14%, to $17.5 million in the first half of 1999, as the increased sales and leveraged operating costs and expenses drove the profitability improvement. Mail and Messaging Technologies EBITDA increased $2.5 million, or 13%, to $21.3 million in the first half of 1999.


     Imaging operating income increased $2.1 million, or 63%, to $5.5 million in the first half of 1999, reflecting the increased
sales and leveraged operating costs and expenses.   Imaging
EBITDA increased $2.2 million, or 35%, to $8.4 million in the first half of 1999.

     Corporate expenses increased $.4 million, or 6%, to $7.8 million in the first half of 1999 as productivity improvements were more than offset by inflationary/other cost increases.

     Net interest expense decreased $.6 million, or 5%, to $11.5 million in the first half of 1999, primarily reflecting lower borrowings as the excess of the Company's operating cash flows over capital expenditure/acquisition costs have been used to reduce debt outstanding. Net interest income of Bell & Howell Financial Services Company, the Company's financing subsidiary remained constant at $5.1 million in the first half of 1999.

     Income tax expense increased in the first half of 1999 as a result of a higher level of pretax profit with the income tax rate remaining constant with the prior year.

     As a result of changing market and competitive dynamics within global government postal markets, as well as a review of its future strategic focus, in December 1997 the Company adopted a plan to divest its postal contracting business. Accordingly, the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements. Net sales for this business increased $6.4 million to $15.0 million in the first half of 1999, with earnings of $.5 million in the first half of 1999 versus a loss of $1.4 million in the prior year.


     Cash used by continuing operations was $2.4 million in the first half of 1999, versus cash provided by operations of $28.3 million in the prior year. Although EBITDA increased $6.8 million over the prior year, such increase was more than offset by increased working capital requirements and increased income tax payments related to the Company's improved profitability. Cash used by discontinued operations was $1.6 million in the first half of 1999 versus cash provided by discontinued operations of $2.1 million in the prior year as significant collections from international postal contracts were received in the first half of 1998. As a result of the cash used by operations, capital expenditures/acquisitions and seasonal working capital requirements, debt (net of cash and cash equivalents) increased by $50.5 million, to $484.8 million in the first half of 1999.

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


     The Company has identified its products and services that either are currently Y2K compliant or will be modified or upgraded to become Y2K compliant. The Company has developed plans to provide its customers with such modifications and upgrades. The completion of these plans could be adversely affected if these customers do not provide the Company with sufficient timeframes in which to make such modifications and upgrades.

     The Company has also identified its products that are not currently Y2K compliant, nor will be modified or upgraded to become Y2K compliant. These products and services are at the end of their natural product life cycle and for most of the affected customers, newer Y2K compliant replacement products and services have been offered. For those products and services that will not be Y2K compliant, the Company provided notice to customers of its intent not to provide ongoing support of such products or services after 1999.

      A substantial portion of the Company's Y2K initiatives have been completed to date, with remaining project work expected to be completed in the second half of 1999. Based on such initiatives, and assuming that remaining issues can be addressed as planned, management believes that future costs relating to Y2K will not have a material adverse impact upon the consolidated operations or financial condition of the Company. However, preoccupation with Y2K initiatives in the market in general could potentially impact customer purchase decisions, which could adversely affect the Company's sales in the second half of fiscal 1999.

Recently Issued Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The Company is currently evaluating the impact of this standard, the effective date of which was postponed until fiscal 2001 per Statement of Financial Accounting Standards No. 137.

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


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)  Exhibits:

       Index Number             Description
       ------------             -----------

          (27.1)                Financial Data Schedule



  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended July 3, 1999.

                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 1999              BELL & HOWELL COMPANY





                                   /s/ James P. Roemer
                                   --------------------------
                                   James P. Roemer
                                   Chairman of the Board
                                   of Directors, President and
                                   Chief Executive Officer


                                   /s/Nils A. Johansson
                                   -------------------------
                                   Nils A. Johansson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Director