Form 10-K
period 2000-01-01
BELL & HOWELL CO/
filed 2000-03-23
CIK 215219

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  Commission file number
    January 1, 2000                                 1-3246

                       Bell & Howell Company
       (Exact Name of Registrant as Specified in its Charter)

           Delaware                                36-3580106
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

5215 Old Orchard Road, Skokie, Illinois               60077-1076
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the per share closing price of $32 on March 10, 2000, and for purposes of this calculation only, the assumption that all Registrant's directors and executive officers are affiliates) was approximately $724 million.

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of March 10, 2000 was 23,679,405.

              Documents Incorporated By Reference
              -----------------------------------
(1) Portions of the Registrant's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed subsequent to the date hereof - Part III.

                            TABLE OF CONTENTS

PART I                                                     Page
------                                                     ----
 Item   1.   Business .....................................  1
 Item   2.   Properties ...................................  7
 Item   3.   Legal Proceedings ............................  8
 Item   4.   Submission of Matters to a Vote of
              Security Holders ............................  8
             Executive Officers and Directors .............  9

PART II

 Item   5.   Market for Registrant's Common Equity
              and Related Stockholder Matters ............. 13
 Item   6.   Selected Consolidated Financial and
              Operating Data .............................. 14
 Item   7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations .................................. 16
 Item  7a.   Quantitative and Qualitative Disclosures About
              Market Risk ................................. 26
 Item   8.   Financial Statements and Supplementary Data .. 26
 Item   9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ...... 54

PART III

 Item  10.   Directors and Executive Officers of
              the Registrant .............................. 54
 Item  11.   Executive Compensation ....................... 54
 Item  12.   Security Ownership of Certain Beneficial
              Owners and Management ....................... 54
 Item  13.   Certain Relationships and Related
              Transactions ................................ 54

SIGNATURE PAGE ............................................ 55

PART IV

 Item  14.   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ..................... 56

EXHIBITS

                     Bell & Howell Company

Item 1. Business
------  --------

     Bell & Howell Company and its subsidiaries (collectively, the "Company") is a leading global information solutions and services provider. In each of its businesses, the Company transforms information through software and services, helping its customers operate more effectively and efficiently. Within its three business segments, Information Access, Mail and Messaging Technologies and Imaging, the Company focuses on well-defined market niches where it is or can become the leader, with an emphasis on adding value to information through software, and on providing world class service and support to create strong recurring revenue streams. Within its Information Access segment, Bell & Howell develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (government, college/university, corporate and public) and transportation and vehicle dealers. Within its Mail and Messaging Technologies segment, the Company develops and markets a complete range of high volume mail processing systems and services, which utilize the Company's proprietary (nonetheless, open standards-based) software to expand the capabilities and improve the efficiency and effectiveness of customers' mailing operations. Within its Imaging segment, the Company develops and markets imaging systems and components, including maintenance and other value-added services, that enable its customers to effectively file and access their documents and records, with a focus on financial institutions, governmental agencies and other paper intensive industries.

Information Access
------------------

     Information Access' unique databases, proprietary access tools, value-added services, and software applications are designed to meet customers' increasing information needs, which have evolved well beyond the mere availability of information. Customers' demands for more efficient and effective access to relevant data for specific information requirements are being driven by their needs to reduce search time and cost while performing more focused yet comprehensive searches. The Company's Information and Learning business and Publishing Services business, which together comprise Bell & Howell's Information Access segment, provide solutions to these customer needs.

     Information and Learning. The Company's Information and Learning business is the world's leading value-add aggregator and integrator of information and learning applications from periodicals and newspapers, dissertations, out-of-print books and other scholarly collections. This information can be accessed via the internet, in other electronic media, such as CD-ROM and magnetic tape, or on microfilm and paper. The Company aggregates the works of publishers and authors, adds value through the creation of proprietary abstracts and indices, software, editorial process, as well as by creating thematic collections and learning applications for easy access by its library customers, students, professors, and life-long learners.
The Company's comprehensive database, which was enhanced by the acquisition in the fourth quarter fiscal 1999 of Chadwyck-Healey (a leading provider of humanities and social science reference and research publications for the academic, professional and library markets), consists of over 20,000 periodical titles, 7,000 newspaper titles, as well as its unique content base including 1.5 million dissertations, 390,000 out-of-print books, 550 research collections, and over 15 million proprietary abstracts for on-line/other electronic retrieval. This content is primarily English-language based but also includes content in German and Spanish.
The ability to provide its customers with the full image as originally published distinguishes the Company from other information providers which typically store and provide information in a text-only format, omitting essential charts, graphs, pictures and other images. Furthermore, the Company distinguishes itself by providing content that has been enhanced by the Company's rigorous editorial process and made robust by software and learning applications that yield more relevant search results. Customers include libraries and information centers, colleges and universities, public, corporate and government libraries as well as a number of well known information providers that resell the Company's electronic content primarily within the corporate desktop user market.

     In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business from Infonautics, Inc. to form bigchalk.com. Subsequent to venture capital financing in January 2000, the Company owns approximately 45% of bigchalk.com. Bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community.

     Publishing Services. The Company's Publishing Services business is a leading provider of turnkey systems (including software, information updates, service as well as hardware) used to manage the parts area of automotive dealerships and to provide total information systems for powersports (motorcycle and marine) and recreational vehicle dealerships.

     The Company's automotive customer base consists principally of franchised dealerships, including General Motors, Chrysler, Ford, Mercedes Benz, Toyota, Lexus, Land Rover, Porsche, Honda, Nissan, Volvo, Isuzu, Subaru, Hyundai, Kia, Suzuki, and Western Star. For its automotive customers, the Company creates and markets turnkey systems in 17 languages consisting primarily of electronic parts catalogs which allow automotive dealerships to electronically access manufacturers' proprietary technical documentation (such as parts catalogs, parts and service bulletins and other reference materials) and to interface with other important information systems (such as inventory management and billing) within the dealership. In addition, the Company provides complete dealer management systems and electronic parts catalogs to powersports and recreational vehicle dealerships. Similar to automotive, the Company provides dealerships access to proprietary technical documentation for most major motorcycle manufacturers, including Harley Davidson, Honda, Suzuki, Yamaha, Kawasaki, Triumph, BMW, KTM and Ducati as well as the major marine manufacturers, including Mercury (Brunswick), Outboard Marine, Yamaha and Volvo-Penta. In the first quarter of fiscal 1999, the Company acquired Alison Associates, Inc. which provides performance database products to automotive and powersports manufacturers/dealers.

     Furthermore, the Company develops and markets early-stage e-commerce, advertising, sponsorship, news, e-mail, chat, forums and other community applications for its automotive and powersports customers, including its MotorcycleWorld.com destination.

Mail and Messaging Technologies
-------------------------------

     The Company's Mail and Messaging Technologies business is the leading provider of systems and services to high volume mailers. These systems, which increasingly utilize proprietary (nonetheless, open standards-based) software, automatically perform a broad range of mail processing functions, from collating, cutting, bursting, folding and inserting documents (at cycle speeds ranging up to 18,000 envelopes per hour) to optical scanning, encoding and sorting of envelopes (at speeds up to 36,000 envelopes per hour). These software-driven systems allow customers to more efficiently manage mailroom operations as well as convert routine mailings (such as invoices or statements) into targeted communication and marketing programs by customizing the invoice or statement and including promotional inserts based on specific customer profiles. Customers include financial institutions, insurance companies, utilities, service bureaus, credit card companies, direct mail marketers and other companies which generate high volumes of mail. After-market service and support are an important feature of the comprehensive solutions provided to the Company's customers, and are a competitive differentiator for Bell & Howell, with software and service revenues representing 50% of the net sales of this segment in fiscal 1999.

Imaging
-------

     Bell & Howell's Imaging business is one of the leading providers of imaging systems and components which convert documents into electronic format. The Company develops, integrates and distributes non-paper based systems and components that enable users to efficiently file and access their documents and records. These systems and components are customized to the needs of select vertical markets, such as financial institutions and governmental agencies, in order to provide better customer service, enhance productivity, minimize storage costs and ensure the security and integrity of their records. These systems, which utilize electronic or microfilm technology, consist of the software, hardware, accessories and supplies to capture, enhance, duplicate, store, index and retrieve a customer's data and documents. Products include a full line of computer-aided electronic and microfilm retrieval systems and components, as well as other accessories and supplies. Within this segment as well, after-market service and support are an important feature of the comprehensive solutions provided to the Company's customers. In addition, the Company is increasingly servicing other manufacturers' electronic imaging systems and components through its global network of certified technicians. In fiscal 1999, service revenues represented 50% of the net sales in this segment.

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

Financing Subsidiary

     The Company's financing subsidiary, Bell & Howell Financial Services Company, along with its special purpose subsidiary (collectively, "BHFS"), provides lease financing for the Company's customers. BHFS finances its leases on a stand-alone basis through separate financing arrangements. In fiscal 1999, net interest income earned at BHFS was $10.8 million.

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

Backlog

     Except in its Mail and Messaging Technologies segment, which includes customized products and assembly of complex mail processing systems, the Company fills substantially all customer orders within 30 days. In the Mail and Messaging Technologies segment, backlog at the end of fiscal 1999 totaled $45.4 million as compared to $78.6 million at the end of fiscal 1998.

Major Customers

     The Company is not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on the Company's businesses. In fiscal 1999, no single customer accounted for 5% or more of the consolidated net sales of the Company.

Research and Development Expenses

     The amounts charged to the Company's earnings for research and development expense in fiscal 1999, 1998 and 1997 were $37.6 million, $37.9 million and $38.3 million, respectively. New product offerings resulting from the Company's research and development efforts served to offset declines in certain other product lines, as the Company continually seeks to take advantage of new product/technology opportunities (with an increased emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems, and other electronic devices for the Information Access and Imaging segments, as well as for new mail processing systems that are more electronic and software driven and stand-alone software solutions for the Mail and Messaging Technologies segment.

Employees

     At the end of fiscal 1999, the Company had 6,352 employees.
Approximately 270 employees located at the Company's Allentown, Pennsylvania facility are represented by a labor union pursuant to an agreement effective January 1, 1997 between Bell & Howell
Mail Processing Systems Company and IMMCO Employees Association, which expires on May 31, 2001. Management believes that its relations with its employees are good.


Item 2.  Properties.
-------------------

     Bell & Howell's principal administrative office is located in Skokie, Illinois. The office space has been leased through 2009. The following table provides certain summary information in square feet with respect to the production and development facilities that the Company owns or leases in connection with its businesses:

                                                       Owned    Leased     Total
                                                      -------   -------  ---------
        Information Access .......................    284,000   266,000    550,000
        Mail and Messaging Technologies ..........    321,000   413,000    734,000
        Imaging ..................................      6,000   177,000    183,000
                                                      -------   -------  ---------
                                                      611,000   856,000  1,467,000
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


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

Executive Officers and Directors

     The following table sets forth the names, ages and positions held by the directors and executive officers of the Company:

Name                       Age      Positions at the Company
--------------------       ---      ------------------------

James P. Roemer             52      Chairman of the Board,
                                    President and Chief Executive
                                    Officer

Nils A. Johansson           51      Director, Executive Vice
                                    President and Chief Financial
                                    Officer

David Bonderman             57      Director

David G. Brown              43      Director

J. Taylor Crandall          46      Director

Daniel L. Doctoroff         41      Director

William E. Oberndorf        46      Director

Gary L. Roubos              63      Director

John H. Scully              55      Director

William J. White            61      Director

Todd W. Buchardt            40      Secretary and General Counsel

Howard S. Cohen             53      Executive Vice President

Michael A. Dering           48      President and Chief Executive
                                    Officer of Bell & Howell
                                    Mail and Messaging Technologies

Stuart T. Lieberman         48      Vice President, Finance and
                                    Chief Accounting Officer

Dwight A. Mater             42      Vice President, Investor
                                    Relations and Business
                                    Development

Wayne E. Mickiewicz         48      President and Chief Executive
                                    Officer of Bell & Howell
                                    Publishing Services

Joseph P. Reynolds          50      President and Chief Executive
                                    Officer of Bell & Howell
                                    Information and Learning

Maria T. Rubly              45      Vice President, Human Resources

The business experience and certain other information relating to each director and executive officer of the Company is set forth below:

     James P. Roemer has been Chairman of the Board since January 1998 and has been a Director of the Company since February 1995. In February 1997 he was elected President and Chief Executive Officer of the Company. From February 1995 to February 1997 he served as President and Chief Operating Officer of the Company. Prior to that, he served as President and Chief Executive Officer of Bell & Howell Information and Learning Company from January 1994 to June 1995. Mr. Roemer joined Bell & Howell as Vice President and Bell & Howell Publishing Services Company as President and Chief Operating Officer in October 1991 and was promoted to President and Chief Executive Officer of Publishing Services Company in September 1993. Prior to joining Bell & Howell, Mr. Roemer was President of the Michie Group, Mead Data Central from December 1989 to October 1991. From January 1982 to December 1989 he was Vice President and General Manager of Lexis, an on-line information service. From April 1981 to December 1982 he served as acting President of Mead Data Central.

     Nils A. Johansson has been a Director of the Company since April 1990. Since January 1994, he has held the office of Executive Vice President and
Chief Financial Officer of the Company. Mr. Johansson served as Senior Vice President, Finance and Chief Financial Officer of the Company from January 1992 to January 1994. From May 1989 to December 1991, he was Vice President, Finance, Treasurer and Chief Financial Officer of the Company. From February 1981 to May 1989 he held various executive positions with Bell & Howell, including Corporate Treasurer, and positions in financial planning, analysis and control, as well as business development.

     David Bonderman has been a Director of the Company since December 1987. He has been the Managing General Partner of Texas Pacific Group (a private investment company) since December 1992. He is also a Director of Beringer Wine Estates, Inc., Continental Airlines, Inc., Denbury Resources, Inc., Oxford Health Plans, Inc., Ryanair Ltd., Co-Star Realty Information Group, Inc. and Washington Mutual Inc.

     David G. Brown has been a Director of the Company since January 1994. He has been the Managing Partner of Oak Hill Venture Partners since August
1999 and a Principal in Arbor Investors LLC since August 1995, Chief Financial Officer of Keystone, Inc. from September 1998 to February 2000, and a Vice President of Keystone, Inc. since August 1993. Prior to joining Keystone, Mr. Brown was a Vice President in the Corporate Finance Department of Salomon Brothers Inc. from August 1985 to July

1993. He is a Director of 2Bridge, AER Energy Resources, FEP Holdings, Lattice Communications, Lightning Finance, MarketTools, MobileForce Technologies, Owners.com, Sitara Networks, and WOW Networks.

     J. Taylor Crandall has been a Director of Bell & Howell Company since November 1990. He is a Managing Partner of Oak Hill Capital Management, Inc. Also, since 1998 he has been President and Chief Operating Officer of Keystone Inc., and was Vice President and Chief Financial Officer of Keystone from October 1986 to August 1998. From January 1992 to September 1995 he was President, Director and sole stockholder of Acadia MGP, Inc. Prior to his affiliation with Keystone, Mr. Crandall was a Vice President with First National Bank of Boston. Mr. Crandall presently serves on the Board of Directors or as General Partner of many Keystone portfolio companies, as well as Cincinnati Bell Inc., U.S. Oncology Inc., Sunterra Corporation, and Washington Mutual Inc. He also serves on the Board of Advisors of Oak Hill Capital Partners and Oak Hill Strategic Partners, L.P.; and on the investment committees of Insurance Partners, L.P. and Brazos Fund, L.P. Mr. Crandall is also a member of the advisory committees of Boston Ventures Limited Partnership V and B-K Capital Partners, L.P.

     Daniel L. Doctoroff has been a Director of the Company since June 1990. He has served as Managing Director of Oak Hill Partners, Inc. since August 1987 and has been a Managing Partner of Oak Hill Capital Management since November 1998. Since October 1992, he also has been a Vice President of Keystone, Inc. and since February 1994 he has been Managing Partner of Insurance Partners Advisory, L.P. He is also a Director of Williams Scotsman, Inc., MeriStar Hospitality, Inc. and MeriStar Hotels and Resorts, Inc.

     William E. Oberndorf has been a Director of the Company since July 1988. He has served as Managing Director of SPO Partners & Co. since March 1991. He is also a Director of Plum Creek Timber Company, Inc.

     Gary L. Roubos has been a Director of the Company since February 1994. He was Chairman of the Board of Dover Corporation from August 1989 to May
1998 and was President from May 1977 to May 1993. He is also a Director of Dover Corporation and Omnicom Group, Inc.

     John H. Scully has been a Director of the Company since July 1988. He has served as Managing Director of SPO Partners & Co. since March 1991. He is also a Director of Plum Creek Timber Company, Inc.

     William J. White has been a Director of the Company since February 1990 and was Chairman of the Board from February 1990 to January 1998. He served as Chief Executive Officer of the Company from February 1990 to February 1997 and was President of the Company from February 1990 to February 1995. Since January 1998 he has been a Professor of Industrial Engineering and Management Science at Northwestern University. He is also a Director of Ivex Packaging Corporation and Readers Digest Association, Inc.

     Todd W. Buchardt was appointed General Counsel in April 1998, and in September 1998 was elected to the additional office of Secretary. Prior to joining Bell & Howell, he held various legal positions with First Data Corporation from 1986 to 1998.

     Howard S. Cohen was appointed Executive Vice President of the Company in January 2000. Prior to joining Bell & Howell, Mr. Cohen served as Chairman of the Board, President and Chief Executive Officer of Sidus Systems Inc. in Toronto, Canada, from 1998 through 1999. From 1997 to 1998 he was President, Chief Operating Officer and acting Chief Executive Officer of Peak Technologies Group Inc. From 1992 to 1996 he served as President of OCE' Office Systems. He was Senior Vice President of Sales, Marketing and Service Management at US Sprint from 1988 to 1992, and was Vice President of Arrow Electronics from 1984 to 1988.
In addition, he also held various senior level sales and marketing positions with Xerox Corporation from 1969 to 1984.

     Michael A. Dering has been President and Chief Executive Officer of Bell & Howell Mail and Messaging Technologies Company since February 1998. From July 1996 to February 1998, he served as President and Chief Executive Officer of Bell & Howell Publishing Services. Prior to joining Bell & Howell he was President and Chief Executive Officer of TAB Products Company from February 1991 to July 1996.

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

     Wayne E. Mickiewicz has been President and Chief Executive Officer of Bell & Howell Publishing Services Company since June 1998. Prior to joining Bell & Howell, he was President of Prudential Service Bureau, Inc. from January 1997 to June 1998. From May 1990 to June 1997 he held various positions as Vice President with the Brokerage Information Services Group at Automatic Data Processing in general management, product development and servicing.

     Joseph P. Reynolds has been President and Chief Executive Officer of Bell & Howell Information and Learning Company since April 1998. Prior to joining Bell & Howell, he was Chief Executive Officer of the School and Career Education Group of Thomson Corporation from June 1997 to April 1998 and was Chief Operating Officer of that Group from June 1995 to June 1997. From 1982 to June 1995 he held various positions in management, sales and marketing at Thomson and its Delmar Publishers subsidiary.

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


Item 5.  Market for Registrant's Common Equity and Related
------   -------------------------------------------------
         Stockholder Matters.
         -------------------

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "BHW".

     The Company has not declared or paid any cash dividends on its Common Stock. The Company's Credit Agreement (as defined herein) contains certain restrictions on the payment of dividends on and repurchases of its Common Stock. (See Note 8 to the Consolidated Financial Statements).

     The high and low closing prices of the Company's Common Stock were as follows:

                                                   1999                    1998
                                           ---------------------    ---------------------
Quarter                                       High        Low          High         Low
-------                                    ---------   ---------    ---------    ---------
First ..................................    $38        $ 29 5/16    $ 29 5/16   $ 22 15/16
Second .................................     39 1/4      32 1/2       29 3/16     25 1/8
Third ..................................     37 15/16    32 1/16      30 13/16    23
Fourth .................................     35          27 5/16      37 13/16    22

Item 6.  Selected Consolidated Financial and Operating Data.
------   --------------------------------------------------

     The following historical selected consolidated financial and operating data have been derived from the audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended January 1, 2000. The following financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                        Fiscal
                                                 -----------------------------------------------------
                                                   1999       1998       1997       1996        1995
                                                 --------   --------   --------   --------    --------
                                                     (Dollars in thousands, except per share data)
Continuing Operations Data (1):
Net sales .....................................  $963,273   $900,150   $856,971    $827,398   $771,891

Cost of sales .................................   598,064    546,256    531,513     508,025    468,255
Research and development expense ..............    37,605     37,939     38,321      34,849     29,475
Selling and administrative expense ............   239,986    225,255    215,095     198,761    194,556
Gains on sales of assets ......................   (11,746)        --         --          --         --
Restructuring charge ..........................    36,765         --         --          --         --
                                                  -------    -------    -------     -------    -------
Earnings before interest, income taxes and
 equity in earnings (loss) of affiliate .......    62,599     90,700     72,042      85,763     79,605
Net interest expense ..........................    19,898     24,400     40,592      43,051     48,525
Income tax expense ............................    23,299     26,520     12,580      17,863     12,811
Equity in earnings (loss) of affiliate ........      (950)        --         --          --         --
                                                  -------    -------    -------     -------    -------
Net Earnings ..................................    18,452     39,780     18,870      24,849     18,269
                                                  =======    =======    =======     =======    =======


Diluted Earnings Per Common Share:
Earnings before restructuring charge and
 equity in earnings (loss) of affiliate .......  $   2.00   $   1.69   $    .95    $   1.34   $   1.10
Restructuring charge ..........................     (1.19)        --         --          --         --
Equity in earnings (loss) of affiliate ........     (0.04)        --         --          --         --
                                                  -------    -------    -------     -------    -------
Earnings per common share .....................  $    .77   $   1.69   $    .95    $   1.34   $   1.10
                                                  =======    =======    =======     =======    =======

Other Continuing Operations Data:
EBITDA (2) ....................................  $157,366   $142,705   $128,845    $129,070   $116,475
EBITDA as a percent of net sales ..............      16.3%      15.9%      15.0%       15.6%      15.1%
Gross profit as a percent of net sales (3) ....      37.9%      39.3%      38.0%       38.6%      39.3%
Depreciation and amortization (4) .............  $ 58,002   $ 52,005   $ 50,207    $ 43,307   $ 36,870
Capital expenditures ..........................    45,134     36,403     36,380      41,484     41,138

                                                                  At the end of Fiscal
                                                 -----------------------------------------------------
                                                   1999       1998       1997       1996        1995
                                                 --------   --------   --------   --------    --------
                                                                 (Dollars in thousands)
Balance Sheet Data:
Working capital ...............................  $  1,125   $  1,918   $  3,623    $(18,693)  $(50,389)
Total assets ..................................   970,524    836,293    799,854     766,391    652,821
Long-term debt ................................   506,783    445,240    497,252     548,281    465,230
Total shareholders' equity (deficit) ..........    (2,734)   (29,222)   (64,548)   (166,892)  (189,472)

Footnotes to the Selected Consolidated Financial and Operating Data:

(1) In December 1997, the Company adopted a plan to divest its postal contracting business, and accordingly the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements. Excludes extraordinary losses of $28.9 million, $2.6 million, and $3.2 million in fiscal 1997, 1996, and 1995, respectively.

(2) EBITDA is defined as earnings from continuing operations before restructuring/special charges ($36.8 million in 1999 and $6.6 million in 1997), interest, income taxes, and equity interest in affiliate, plus depreciation and amortization. EBITDA is generally accepted as providing useful information regarding a company's financial performance and should not be considered an alternative to net income or to the Company's cash flow from operating activities as a measure of liquidity.

(3) Gross profit is defined as net sales less cost of sales.

(4) Excludes amortization/write-off of deferred financing costs which were as follows for the specified fiscal years:
    1999 - $.5 million; 1998 - $.5 million; 1997 - $11.2 million;
    1996 - $3.2 million; 1995 - $4.0 million.

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

     Except for the historical information and discussions contained herein, statements contained in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including without limitation, decreases in funding for internet access as well as overall acceptance and usage of the internet in the education and library markets, the willingness of parents to purchase educational products for home use, decreases or shifts in mail volumes, changes in the business services market, and general economic conditions, all of which could impact future results.


Results of Operations

Fiscal 1999 Compared to Fiscal 1998

     The Company's net sales increased $63.1 million, or 7%, to $963.3 million in 1999. The increase primarily resulted from strong sales growth in both the Information Access and Mail and Messaging Technologies segments.

     Information Access net sales increased $38.3 million, or 12%, to $358.8 million in 1999. Net sales of the Information and Learning business increased $11.2 million, or 6%, to $198.2 million due to a growing electronic subscription base and reflects the acquisition of Chadwyck-Healey (a leading provider of humanities and social science reference and research publications for the academic, professional and library markets) in the fourth quarter of 1999. Sales of electronic content increased 13%, with the electronic subscription base continuing to reflect strong sales of ProQuest Direct (the Company's internet based product offering), which was partially offset by lower CD-ROM/tape subscriptions, as customers migrate to on-line delivery of information via the internet. Net sales of the more traditional microfilm and paper products decreased slightly versus the prior year as lower unit volumes more than offset increased pricing. Net sales of the Publishing Services business increased $27.1 million, or 20%, to $160.6 million due to strong sales of electronic parts catalogs and ancillary products to automotive dealerships, increased sales of dealer management systems to powersports dealerships, as well as the acquisition of Alison Associates, Inc. (which provides performance database products to automotive and powersports manufacturers/dealers). In addition to new systems placements, the Company continued to experience strong sales of additional software applications and high contract renewal rates related to previously placed systems.

     Although certain customers' preoccupation with Year 2000 related initiatives adversely impacted their purchase decisions, Mail and Messaging Technologies net sales increased $25.4 million, or 6%, to $429.8 million in 1999, as continued strong sales of high volume inserting equipment were supplemented by increased shipments of high volume sorting equipment as well as increased service and software revenues. Service and software revenues (which are primarily annuity based and represent 50% of segment sales in 1999) increased $20.4 million, or 11%, to $213.2 million due to both an expanded customer base and increased pricing.

     Imaging net sales of $174.7 million in 1999 were virtually constant with the prior year, as increased electronic service revenues were offset by lower sales of production scanners and micrographic equipment/service. Service revenues (which are primarily annuity based and represent 50% of segment sales) increased $15.7 million, or 22%, to $86.6 million due to an expanded customer base and increased pricing, as well as the acquisition of the service business of TAB Products Company in the second quarter of 1999.

     The Company's cost of sales increased $51.8 million, or 9%, to $598.1 million in 1999, with the gross profit (net sales less cost of sales) percentage decreasing by 1.4 percentage points to 37.9%. Although the gross profit percentage for service revenues improved in 1999 (resulting from increased pricing and improved leveraging of the service cost infrastructure), the gross profit percentage on product sales decreased (related to a less profitable product mix and increased inventory valuation reserves, which were partially offset by increased pricing and improved manufacturing productivity).

     Research and development expense of $37.6 million in 1999 approximated the prior year level as the Company continued to invest significantly in new product offerings. The Company continually seeks to take advantage of new product/technology opportunities (with an increased emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems and other electronic devices for the Information Access and Imaging segments, as well as for new mail processing systems that are more electronic and software driven and stand-alone software solutions for the Mail and Messaging Technologies segment.

     Selling and administrative expense increased $14.7 million, or 7%, to $240.0 million in 1999 reflecting the Company's increased investment in sales and marketing resources (which reflects an increase in the sales force in the Information and Learning business to capitalize on the sales growth opportunities of internet-based products), as well as increased distribution costs associated with the higher sales volumes.

     Gains on sales of assets of $11.7 million in 1999 included the sale of:

   - The microfilm conversion business within the Imaging segment (which was related to the Company's acquisition from the buyer of an electronic service business, which is more consistent with the Company's current strategic focus on increasing service revenues and better leveraging of the related infrastructure costs), resulting in a gain of $3.8 million.

   - A distribution arrangement in the Netherlands within the Mail and Messaging Technologies segment (whereby the manufacturer desired to own the related distribution channel for a lower end inserting product line which was not consistent with the Company's primary focus on software/service), resulting in a gain of $2.8 million.

   - A portion of the Company's investment in its affiliate
     (bigchalk.com) within the Information Access segment (which facilitated the ability to raise further venture capital financing), resulting in a gain of $2.6 million.

   - Vacant land (adjacent to one of the Company's manufacturing facilities which will be reconfigured to consolidate certain operations within the Mail and Messaging
     Technologies and Imaging segments), resulting in a gain of $2.5 million.

     In January 2000, the Company announced its plans to split into two new companies to maximize the growth prospects of its businesses. One company will consist of the Information Access business segment and the second company will consist of the Mail and Messaging Technologies and Imaging business segments. The Company expects to complete the split by the end of fiscal 2000.

     In an effort to enhance the future profitability of each of the Company's business segments, and related to the Company's aforementioned decision to split into two new companies, in the fourth quarter of 1999, the Company recorded a restructuring charge of $36.8 million ($28.3 million after-tax). Approximately one-half of the restructuring charge was non-cash in nature, relating to goodwill write-offs in the Imaging business segment from two small acquisitions that will no longer be a part of the Company's new strategic focus. Additionally, certain operations are being consolidated, and consequently future lease obligations for facilities to be vacated are included in the charge. Finally, in order to reduce the Company's cost infrastructure, personnel will be reduced by 6%, with the associated severance costs also part of the restructuring charge.

     Excluding the aforementioned restructuring charge, earnings from continuing operations before interest, income taxes and equity in affiliate increased $8.7 million, or 10%, to $99.4 million, while EBITDA increased $14.7 million, or 10%, to $157.4 million in 1999.

     Information Access earnings (excluding restructuring) increased $4.3 million, or 8%, to $59.3 million in 1999, as the benefit of the higher sales volume and the aforementioned gain on sale of a portion of the investment in bigchalk.com were partially offset by the impact of significant investments related to ProQuest Direct (for both new product development costs and to provide additional data center capacity to accommodate future sales growth opportunities), and other investments related to numerous internet based start-up opportunities, which will provide significant value to the Company in the future. Information Access EBITDA increased $8.5 million, or 9%, to $102.9 million in 1999.

     Mail and Messaging Technologies earnings (excluding restructuring) decreased $5.8 million, or 16%, to $30.6 million in 1999, as the benefit of the increased sales volume and the aforementioned gain on sale of the product line in the Netherlands were more than offset by the impact of a less profitable product mix, increased accounts receivable/inventory valuation reserves, and costs associated with product upgrades to become Y2K compliant. Mail and Messaging Technologies EBITDA decreased $4.3 million, or 10%, to $38.5 million in 1999.

     Imaging earnings (excluding restructuring) increased $7.3 million, or 50%, to $21.8 million in 1999 resulting from improved leveraging of operating expenses and the aforementioned gain on the sale of the microfilm conversion business. Imaging EBITDA increased $7.4 million, or 37%, to $27.6 million in 1999.

     Corporate expenses (excluding restructuring and the aforementioned gain on the sale of land) decreased $.3 million, or 2%, to $14.9 million in 1999 as productivity improvements more than offset inflationary cost increases.

     Net interest expense decreased $4.5 million, or 18%, to $19.9 million in 1999, primarily reflecting interest income associated with a favorable settlement with the Internal Revenue Service on a variety of issues, which will result in an income tax refund with interest. Net interest income of Bell & Howell Financial Services Company ("BHFS"), the Company's financing subsidiary, increased $1.3 million, or 14%, to $10.8 million in 1999 resulting from continued growth in the lease receivables portfolio and the favorable impact of a reduction in the related loss valuation reserve.

     Although the effective income tax rate increased from 40% to 55% in 1999 (as a result of the majority of the aforementioned goodwill write-off included in the restructuring charge being non-deductible), income tax expense decreased in 1999 as a result of a lower level of pretax profit.

     In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business from Infonautics, Inc., to form bigchalk.com, with the equity in bigchalk.com's loss equaling $1.0 million in 1999. Subsequent to venture capital financing in January 2000, the Company owns approximately 45% of bigchalk.com. Bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community.

     As a result of changing market and competitive dynamics within global government postal markets, as well as a review of its future strategic focus, in December 1997 the Company adopted a plan to divest its postal contracting business. Accordingly, the operating results of this business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements. Net sales for this business decreased $18.9 million to $26.1 million in 1999, with a net loss of $.5 million in 1999 versus a net loss of $2.7 million in the prior year. At the end of fiscal 1999, the Company has substantially wound down its postal contracting business via contract completions, sale of technology, and the collection of outstanding balances for products delivered/services performed. Future sales to postal contracting authorities (related to preexisting initiatives), will not have a material impact on the Company's financial statements and will be included in the Mail and Messaging Technologies segment.

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

     Mail and Messaging Technologies net sales increased $26.9 million, or 7%, to $404.4 million in 1998, as increased sales of high volume inserting equipment and increased service revenues were partially offset by the impact of a U.S. Postal regulatory change which spurred sorting equipment sales in 1997. Service and software revenues (which are primarily annuity-based and represent 48% of segment sales) increased $26.0 million, or 16%, to $192.8 million due to both an expanded customer base and increased pricing.

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

     Research and development expense of $37.9 million in 1998 approximated the prior year level as the Company continued to invest significantly in new product offerings. The Company continually seeks to take advantage of new product/technology


                               -21
opportunities (with an increased emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include expenses primarily for database and software development, information delivery systems, production scanners and other electronic devices for the Information Access and Imaging segments, as well as for new mail processing systems that are more electronic and software driven and stand-alone software solutions for the Mail and Messaging Technologies segment.

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

     Earnings from continuing operations before interest and income taxes increased $18.7 million, or 26%, to $90.7 million, while EBITDA increased $13.9 million, or 11%, to $142.7 million in 1998.

     Information Access earnings increased $2.4 million, or 5%, to $55.0 million in 1998, resulting from the higher sales volumes and an improved gross profit percentage (reflecting a more profitable product mix with a greater proportion of revenues related to software and publishing and a lower proportion related to the sale of hardware). Information Access EBITDA increased $4.9 million, or 5%, to $94.4 million in 1998.

     Mail and Messaging Technologies earnings increased $6.4 million, or 21%, to $36.4 million in 1998 (excluding the $6.6 million special charge in 1997), as the increased sales and improved gross profit percentage (also reflecting a more profitable product mix with an emphasis on software and service), drove the profitability improvement. Mail and Messaging Technologies EBITDA increased $5.6 million, or 15%, to $42.8 million in 1998.

     Imaging earnings increased $4.1 million, or 40%, to $14.5 million in 1998 reflecting the benefits of a lower cost infrastructure. Imaging EBITDA increased $4.2 million, or 26%, to $20.2 million in 1998.

     Corporate expenses increased $0.8 million, or 6%, to $15.2 million in 1998 as productivity improvements were more than offset by inflationary/other cost increases.

     Net interest expense decreased $16.2 million, or 40%, to    $24.4
million in 1998, primarily reflecting the impact of the Company's public offering of 5.0 million shares of Common Stock in September 1997, the proceeds of which, together with borrowings under the Company's Credit Agreement, were used to redeem debt.
 Net interest income of BHFS, the Company's financing subsidiary, increased $.8 million to $9.5 million in 1998, primarily due to continued growth in the lease receivables portfolio.

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

International Operations

     In fiscal 1999, 1998 and 1997, the Company had domestic net sales of $714.3 million, $670.0 million, and $633.2 million, respectively. Foreign net sales in fiscal 1999, 1998 and 1997 were $249.0 million, $230.2 million, and $223.8 million, respectively. The Company's foreign currency hedging activities have not and are not anticipated to have a material impact on operations.

Liquidity and Capital Resources

     The Company primarily finances its operations via a $600.0 million revolving credit agreement ("Credit Agreement") which matures in December 2003, with no principal payments due until December 2002 (at which time the maximum amount of the credit facility is reduced to $500.0 million). At the end of fiscal 1999, the Company had $95.7 million of additional credit available under the Credit Agreement. The Credit Agreement requires maintenance of a minimum fixed charge coverage ratio, a minimum net worth level, and a maximum leverage ratio. The Company is currently in compliance with all debt covenants. Upon the aforementioned split into two new companies, it is anticipated that the Credit Agreement will be repaid with proceeds of new credit facilities to be put in place at each of the new companies.

     The Company's financing subsidiary, BHFS, funds its operations by selling its lease receivables on a non-recourse basis under a Receivables Purchase Agreement. The agreement is renewable annually and includes the buyers' commitment to purchase new lease receivables. During fiscal 1999 and 1998, BHFS sold lease receivables of $27.0 million and $56.3 million respectively.

     Cash provided by operations was $40.0 million in fiscal 1999 versus cash provided by operations of $101.2 million in the prior year. Although EBITDA increased by $14.7 million over the prior year, such increase was more than offset by increased working capital requirements, reduced BHFS lease receivables sales, and increased income tax payments. As a result of significant investments in acquisitions/capital expenditures in fiscal 1999 which more than offset cash provided by operations/proceeds from asset sales, total debt (net of cash and cash equivalents) increased by $95.3 million to $529.6 million in 1999.

     Cash provided by operations increased $80.3 million to $101.2 million in 1998 resulting from an increase in EBITDA, the sale of BHFS receivables, and timing issues associated with receivable collections and vendor disbursements. As a result of the cash provided by operations which was partially offset by investments in acquisitions/capital expenditures, total debt (net of cash and cash equivalents) decreased by $54.1 million to $434.3 million in 1998.

     For the five years subsequent to fiscal 1999, annual maturities of long-term debt are: 2000 - $1.9 million;
2001 - $.5 million; 2002 - $.3 million; 2003 - $505.9 million: and
2004 - $0.

Capital Expenditures

In fiscal 1999, 1998 and 1997, capital expenditures for the Company's continuing operations were $45.1 million, $36.4 million, and $36.4 million, respectively, a significant portion of which consisted of expenditures for product masters and creation of databases for the Information and Learning business.


                               -24

Seasonality

     Although the Company in general is not affected by seasonal fluctuations, the buying patterns and funding availability for certain of its customers cause sales, profitability and cash flow to be higher in the fourth quarter of the year. Due to this seasonal factor, the Company maintains a revolving credit facility to fund interim cash requirements.

Impact of the Year 2000

     As previously reported, over the past few years the Company assessed the impact on its products and computer systems of Year 2000 ("Y2K") related issues. The Company's Y2K compliance plans included: inventorying affected technology and assessing the impact of the Y2K issue; developing resultant solution plans; modification/replacement and testing/certification of systems and software; and developing contingency plans as appropriate.

     The Company identified its products and services that were not Y2K compliant, and would not be modified or upgraded to become Y2K compliant. These products and services were at the end of their natural product life cycle. Most affected customers, were offered newer Y2K compliant replacement products and services. For those products and services that were not Y2K compliant, the Company provided notice to customers of its intent not to provide ongoing support of such products or services after 1999.

     The Company relies on third party suppliers for systems, products and services. The Company had a comprehensive supplier compliance program in place, as the Company could have been adversely impacted if these suppliers did not make the necessary changes to their own systems/products in a timely manner.

     The outcome of the Company's Y2K compliance plans was that the Company successfully transitioned into the year 2000 without any significant problems in software, hardware or products/services.

EURO

     In January 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the euro. The euro trades on currency exchanges and may be used in business transactions. The conversion to the euro eliminates currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. Management believes that future costs related to the euro conversion will not have a material adverse impact upon the consolidated operations or financial condition of the Company.

Recently Issued Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")
No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The Company is currently evaluating the impact of this standard, the effective date of which was postponed until fiscal 2001 per SFAS No. 137.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. As a result of this pronouncement (which becomes effective in fiscal 2000), the Company will modify its accounting for new on-line subscriptions, with the cumulative effect (which the Company is currently evaluating) as of the beginning of fiscal 2000 being recognized as a change in accounting principle which will be reflected in the first quarter of fiscal 2000.


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


Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                    Independent Auditors' Report



The Board of Directors
Bell & Howell Company:


We have audited the accompanying consolidated balance sheets of Bell & Howell Company and subsidiaries (the "Company") as of the end of fiscal years 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell & Howell Company and subsidiaries as of the end of fiscal years 1999 and 1998, and the results of their operations and their cash flows for the fiscal years 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

                                            KPMG LLP


Chicago, Illinois
February 16, 2000

                                Bell & Howell Company and Subsidiaries
                                  Consolidated Statements of Operations
                                    Fiscal Years 1999, 1998 and 1997
                        (Dollars and shares in thousands, except per share data)

                                                                   1999          1998         1997
                                                                 --------      --------     --------
Net sales:
Product ......................................................  $ 692,065     $ 663,955    $ 650,296
Service ......................................................    271,208       236,195      206,675
                                                                 --------      --------     --------
Total net sales ..............................................    963,273       900,150      856,971
Cost of product ..............................................    424,758       392,697      388,644
Cost of service ..............................................    173,306       153,559      142,869
Research and development expense .............................     37,605        37,939       38,321
Selling and administrative expense ...........................    239,986       225,255      215,095
Gains on sales of assets .....................................    (11,746)           --           --
Restructuring charge .........................................     36,765            --           --
                                                                 --------      --------     --------
Earnings from continuing operations before
 interest, income taxes, equity in earnings (loss)
 of affiliate and extraordinary items ........................     62,599        90,700       72,042
Net interest expense:
Interest income ..............................................    (30,734)      (24,518)     (22,252)
Interest expense .............................................     50,632        48,918       62,844
                                                                 --------      --------     --------
Net interest expense .........................................     19,898        24,400       40,592
                                                                 --------      --------     --------
Earnings from continuing operations before income taxes, equity
 in earnings (loss) of affiliate and extraordinary items .....     42,701        66,300       31,450
Income tax expense ...........................................     23,299        26,520       12,580
Equity in earnings (loss) of affiliate .......................       (950)           --           --
                                                                 --------      --------     --------
Earnings from continuing operations before
 extraordinary items .........................................     18,452        39,780       18,870
Earnings (loss) from discontinued operations .................       (464)       (2,666)     (22,441)
Extraordinary losses .........................................         --            --      (28,889)
                                                                 --------      --------     --------
Net earnings (loss) ..........................................  $  17,988     $  37,114    $ (32,460)
                                                                 ========      ========     ========
Net earnings (loss) per common share:
Basic:
Earnings from continuing operations before
 extraordinary items .........................................  $    0.78     $    1.70    $     .96
Earnings (loss) from discontinued operations .................      (0.02)        (0.11)       (1.14)
Extraordinary losses .........................................         --            --        (1.46)
                                                                 --------      --------     --------
Net earnings (loss) per common share .........................  $    0.76     $    1.59    $   (1.64)
                                                                 ========      ========     ========
Diluted:
Earnings from continuing operations before
 extraordinary items .........................................  $    0.77     $    1.69    $     .95
Earnings (loss) from discontinued operations .................      (0.02)        (0.11)       (1.13)
Extraordinary losses .........................................         --            --        (1.45)
                                                                 --------      --------     --------
Net earnings (loss) per common share .........................  $    0.75     $    1.58    $   (1.63)
                                                                 ========      ========     ========
Average number of common shares and equivalents outstanding:
Basic ........................................................     23,569        23,388       19,756
Diluted ......................................................     23,853        23,569       19,900
                 The accompanying Notes to the Consolidated Financial Statements are
                                an integral part of these statements.

                         Bell & Howell Company and Subsidiaries
                                 Consolidated Balance Sheets
                        At the End of Fiscal Years 1999 and 1998
                                  (Dollars in thousands)


                                        Assets
                                        ------


                                                               1999               1998
                                                             --------           --------
Current assets:
Cash and cash equivalents ............................      $   4,773          $  18,074
Accounts receivable ..................................        269,526            233,667
Inventory:
Finished products ....................................         58,493             57,343
Products in process and materials ....................         45,938             41,587
                                                             --------            -------
Total inventory ......................................        104,431             98,930
Other current assets .................................         12,748             11,803
                                                             --------            -------
Total current assets .................................        391,478            362,474

Property, plant and equipment:
Land .................................................          2,242              4,168
Buildings ............................................         45,278             51,381
Machinery and equipment ..............................        187,476            157,242
Product masters ......................................        233,509            210,691
                                                             --------            -------
Total property, plant and equipment, at cost..........        468,505            423,482
Accumulated depreciation..............................       (310,668)          (275,277)
                                                             --------            -------
Net property, plant and equipment ....................        157,837            148,205

Long-term receivables ................................         64,177             66,746
Goodwill, net of accumulated amortization ............        271,445            208,385
Net assets of discontinued operations ................          7,347              9,230
Other assets .........................................         78,240             41,253
                                                             --------            -------
Total assets .........................................      $ 970,524           $836,293
                                                             ========           ========

           The accompanying Notes to the Consolidated Financial Statements are
                           an integral part of these statements.

                      Bell & Howell Company and Subsidiaries
                             Consolidated Balance Sheets
                       At the End of Fiscal Years 1999 and 1998
                           (Dollars and shares in thousands)


                         Liabilities and Shareholders' Equity
                         ------------------------------------

                                                                   1999           1998
                                                                 --------       --------
Current liabilities:
Notes payable .............................................     $  25,646      $   3,776
Current maturities of long-term debt ......................         1,916          3,365
Accounts payable ..........................................        72,978         79,553
Accrued expenses ..........................................        83,600         83,854
Deferred income ...........................................       206,213        190,008
                                                                 --------       --------
Total current liabilities .................................       390,353        360,556

Long-term liabilities:
Long-term debt ............................................       506,783        445,240
Other liabilities .........................................        76,122         59,719
                                                                 --------       --------
Total long-term liabilities ...............................       582,905        504,959

Shareholders' equity:
Common Stock, $0.001 par value, 23,969 shares issued
 and 23,632 shares outstanding at the end of fiscal 1999,
 and 23,516 shares issued and 23,277 shares
 outstanding at the end of fiscal 1998 ....................            24             24
Capital surplus ...........................................       153,654        140,819
Notes receivable from executives ..........................        (1,544)        (2,523)
Retained earnings (deficit) ...............................      (143,209)      (161,197)
Cumulative foreign exchange translation adjustments .......        (2,867)          (500)
Treasury stock ............................................        (8,792)        (5,845)
                                                                 --------       --------
Total shareholders' equity (deficit) ......................        (2,734)       (29,222)
                                                                 --------       --------
Total liabilities and shareholders' equity ................     $ 970,524      $ 836,293
                                                                 ========       ========

           The accompanying Notes to the Consolidated Financial Statements are
                          an integral part of these statements.

                        Bell & Howell Company and Subsidiaries
                         Consolidated Statements of Cash Flows
                            Fiscal Years 1999, 1998 and 1997
                                 (Dollars in thousands)


                                                        1999          1998          1997
                                                      --------      --------      -------
Operating activities:
Earnings from continuing operations
 before extraordinary items ........................ $  18,452     $  39,780     $ 18,870
Extraordinary losses ...............................        --            --      (28,889)
Depreciation and amortization ......................    58,470        52,482       61,366
Debt accretion .....................................        --            --       18,038

Changes in operating assets and liabilities:
Accounts receivable ................................   (27,084)      (32,453)     (15,585)
Inventory ..........................................    (3,326)        4,889           30
Other current assets ...............................      (594)          143         (501)
Long-term receivables ..............................     2,569          (121)     (11,918)
Income taxes .......................................     1,729        22,171      (21,748)
Accounts payable ...................................    (9,938)        3,457          178
Accrued expenses ...................................     5,322         3,088       (5,559)
Deferred income and other long-term liabilities ....     8,353        16,894        9,348
Other, net .........................................   (15,311)      (17,667)      18,400
                                                      --------      --------      -------
Cash provided by continuing operations .............    38,642        92,663       42,030
Cash provided (used) by discontinued operations ....     1,419         8,574      (21,083)
                                                      --------      --------      -------
Cash provided by operating activities ..............    40,061       101,237       20,947

Investing activities:
Expenditures for property, plant and equipment .....   (45,134)      (36,403)     (36,380)
Acquisitions .......................................  (119,089)       (7,020)     (18,638)
Proceeds from asset sales ..........................    20,904            --           --
                                                      --------      --------      -------
Cash used by investing activities ..................  (143,319)      (43,423)     (55,018)
Financing activities:
Proceeds from short-term debt ......................    34,200        14,493        8,648
Repayment of short-term debt .......................   (11,369)      (14,405)     (12,511)
Proceeds from long-term debt .......................   108,982        54,616      383,673
Repayment of long-term debt ........................   (48,888)     (104,182)    (485,538)
Proceeds from (purchases of) Common Stock, net .....     7,602        (4,081)     138,430
                                                      --------      --------      -------
Cash provided (used) by financing activities .......    90,527       (53,559)      32,702
Effect of exchange rate changes on cash ............      (570)          480         (792)
                                                      --------      --------      -------
Increase (decrease) in cash and cash equivalents ...   (13,301)        4,735       (2,161)
Cash and cash equivalents, beginning of period .....    18,074        13,339       15,500
                                                      --------      --------      -------
Cash and cash equivalents, end of period ........... $   4,773     $  18,074     $ 13,339
                                                      ========      ========      ========

          The accompanying Notes to the Consolidated Financial Statements are
                         an integral part of these statements.


                                   Bell & Howell Company and Subsidiaries
                               Consolidated Statements of Shareholders' Equity
                                      Fiscal Years 1999, 1998 and 1997
                                      (Dollars and shares in thousands)


                                                                       Notes                Accumulated
                                          Common  Stock              Receivable   Retained     Other
                                         ----------------  Capital      from      Earnings  Comprehensive
                                         Issued  Treasury  Surplus   Executives   (Deficit)    Income         Total
                                         ------  --------  --------  -----------  ----------  -----------  ----------
Balance, at the end of fiscal 1996
 (Common stock, 18,359 shares;
 treasury stock, 50 shares) .........    $  18   $(1,633)  $  1,402   $  (1,444)  $(165,851)   $    616    $(166,892)
Comprehensive income:
    Net loss ........................                                               (32,460)                 (32,460)
    Foreign exchange
     translation adjustments ........                                                            (3,538)      (3,538)
                                                                                                             -------
Total comprehensive income                                                                                   (35,998)

Common stock, 5,066 shares ..........        5              137,258                                          137,263
Notes receivable from executives ....                                      (263)                                (263)
Treasury stock, net 40 shares .......              1,342                                                       1,342
                                         -----    ------    -------     -------    --------     -------     --------
Balance, at the end of fiscal 1997
 (Common stock, 23,425 shares;
 treasury stock, 10 shares) .........       23      (291)   138,660      (1,707)   (198,311)     (2,922)     (64,548)
Comprehensive income:
    Net earnings ....................                                                37,114                   37,114
    Foreign exchange
     translation adjustments ........                                                             2,422        2,422
                                                                                                             -------
Total comprehensive income                                                                                    39,536
Common stock, 91 shares .............        1                2,159                                            2,160
Notes receivable from executives ....                                     (816)                                 (816)
Treasury stock, net 229 shares ......             (5,554)                                                     (5,554)
                                         -----    ------   --------    -------      --------     ------      -------
Balance, at the end of fiscal 1998
 (Common stock, 23,516 shares;
 treasury stock, 239 shares) ........       24    (5,845)   140,819     (2,523)    (161,197)       (500)     (29,222)
Comprehensive income:
    Net earnings ....................                                                17,988                   17,988
    Foreign exchange
     translation adjustments ........                                                            (2,367)      (2,367)
                                                                                                             -------
Total comprehensive income ..........                                                                         15,621
Common stock, net 453 shares ........                         9,701                                            9,701
Tax benefit from stock options
 exercised ..........................                         3,074                                            3,074
Notes receivable from executives ....                                      979                                   979
Treasury stock, net 98 shares .......             (2,947)        60                                           (2,887)
                                         -----    ------   --------    -------     --------      ------      -------
Balance, at the end of fiscal 1999
 (Common stock, 23,969 shares;
 treasury stock, 337 shares) ........   $   24   $(8,792)  $153,654   $ (1,544)   $(143,209)    $(2,867)    $ (2,734)
                                         =====    ======    =======    =======     ========      ======      =======

                      The accompanying Notes to the Consolidated Financial Statements are
                                     an integral part of these statements.


                Bell & Howell Company and Subsidiaries

           Notes to the Consolidated Financial Statements

      (Dollars and shares in thousands, except per share data)


Note 1 - Significant Accounting Policies

     Nature of Operations/Spin-Off of Information Access Business Segment. Bell & Howell Company and its subsidiaries (collectively the "Company") is a leading global information solutions and services provider. The Company consists of three business segments, Information Access, Mail and Messaging Technologies and Imaging. Within its Information Access segment, Bell & Howell develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (government, college/university, corporate and public) and transportation and vehicle dealers. Within its Mail and Messaging Technologies segment, the Company develops and markets a complete range of high volume mail processing systems and services, which increasingly utilize the Company's proprietary (nonetheless, open standards-based) software to expand the capabilities and improve the efficiency and effectiveness of customers' mailing operations. Within its Imaging segment, the Company develops and markets imaging systems and components that enable its customers to effectively file and access their documents and records, with a focus on financial institutions, governmental agencies and other paper intensive industries.

     In January 2000, the Company announced its plans to split into two new companies to maximize the growth prospects of its businesses. One company will consist of the Information Access business segment and the second company will consist of the Mail and Messaging Technologies and Imaging business segments. The Company expects to complete the split by the end of fiscal 2000.

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

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries except where control is temporary.

     In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business from Infonautics, Inc. to form bigchalk.com. At the end of fiscal 1999, the Company owned 69% of the common equity of bigchalk.com (such control was temporary, as in January 2000, venture capital financing was raised which lowered the Company's ownership interest to approximately 45%). In fiscal 1999, the Company's interest in the equity of bigchalk.com was a loss of $950.

     In December 1997, the Company adopted a plan to divest its postal contracting business, and accordingly the operating results and net assets of this business have been segregated from the Company's continuing operations, and are separately reported as discontinued operations in the consolidated financial statements. (See Note 6 to the Consolidated Financial Statements).

     Fiscal Year. The Company's fiscal year ends on the Saturday nearest to December 31. References to fiscal 1999 are for the 52 weeks ended January 1, 2000, references to fiscal 1998 are for the 52 weeks ended January 2, 1999, and references to fiscal 1997 are for the 53 weeks ended January 3, 1998.

     Revenue Recognition. Product sales include sales of equipment, software and subscriptions. Equipment and software license sales are recognized upon shipment, when all significant contractual obligations are satisfied and collection of the resulting receivable is reasonably assured. Revenues from subscriptions are deferred and recognized in the periods the subscriptions are fulfilled. For new on-line subscriptions in the Information Access segment, revenues are recognized commensurate with costs incurred in order to yield a constant gross margin percentage throughout the initial subscription period. As such subscriptions are renewed, revenues are recognized equally throughout the subsequent subscription period. Per the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (issued December 1999, effective in fiscal
2000), revenues for new on-line subscriptions will be recognized equally over the initial subscription period, with the cumulative effect (which the Company is currently evaluating) as of the beginning of fiscal 2000 being recognized as a change in accounting principle which will be reflected in the first quarter of fiscal 2000.

     Service sales represent amounts earned by providing equipment maintenance services. Where such services are provided under annual agreements, revenues are recognized equally over the periods of the agreements. Other service revenues are recognized when the services are performed.

     The Company periodically reviews its accounts receivable balances and estimates required allowances for doubtful accounts.
Allowances for doubtful accounts at the end of fiscal 1999 and 1998 were $10,447 and $15,910, respectively.

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

     Net Earnings (Loss) per Common Share.  Basic net earnings
(loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, and assumes the issuance of additional common shares for all dilutive stock options outstanding during the period. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net earnings
(loss) per common share is shown in the table below for the periods indicated:

                                                     1999          1998          1997
                                                    ------        ------        ------
Basic ...........................................   23,569        23,388        19,756
Dilutive effect of stock options.................      284           181           144
                                                    ------        ------        ------
Diluted .........................................   23,853        23,569        19,900
                                                    ======        ======        ======


     Earnings per share in fiscal 1999 includes the impact of significant restructuring efforts (preceding the aforementioned split into two new companies) and the impact of the Company's equity investment in its affiliate (bigchalk.com):

Diluted Earnings Per Common Share from Continuing Operations before Extraordinary Items
---------------------------------------------------------------------------------------
Earnings before restructuring charge and
 equity in earnings (loss) of affiliate ........  $  2.00       $  1.69       $   .95
Restructuring charge ...........................    (1.19)           --            --
Equity in earnings (loss) of affiliate .........    (0.04)           --            --
                                                   ------        ------        ------
Earnings per common share ......................  $   .77       $  1.69       $   .95
                                                   ======        ======        ======

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the consolidated balance sheets approximates fair value.

     Inventory. Inventory is valued at cost determined by the last-in, first-out ("LIFO") and the first-in, first-out ("FIFO") methods, with the following balances at the end of fiscal 1999 and 1998:

           Year end                          LIFO        FIFO         Total
           --------                        --------    --------     --------
           1999 .........................  $ 73,081    $ 31,350     $104,431
           1998 .........................    66,477      32,453       98,930

     The Company uses the LIFO method of valuing the majority of domestic inventories. The excess of replacement cost over the LIFO values of inventory was approximately $4,302 and $4,900 at the end of fiscal 1999 and 1998, respectively. Inventory cost includes material, labor and overhead and is valued at the lower of cost or net realizable value.

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

     Goodwill. Goodwill, which represents the excess of purchase price over the fair value of net assets of acquired businesses, is amortized on a straight-line basis over the expected future periods to be benefitted, which range from 15 to 40 years. The Company periodically assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through related forecasted future cash flows. The Company's restructuring charge in fiscal 1999 included $17.4 million of goodwill write-offs in the Imaging business segment related to impaired asset values (see Note 4 to the Consolidated Financial Statements). Accumulated amortization at the end of fiscal 1999 and 1998 was $57,855 and $47,873, respectively.

     Stock Option Plan. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and earnings per share disclosures for employee stock option grants based on the fair value-based method (defined in SFAS No.
123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are included in Note 12 to the Consolidated Financial Statements.

     Derivative Financial Instruments. The Company does not invest in any derivatives for trading purposes. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on debt outstanding. The Company also periodically utilizes foreign currency forward or option contracts in order to hedge its exposure to changes in foreign currency rates and periodically utilizes equity swaps to hedge its exposure under certain retirement plans. Amounts related to derivative contracts are recorded using the hedge accounting approach. The Company currently does not recognize the fair values of these derivative financial investments or their changes in fair value in its consolidated financial statements.


Note 2 - Business Segments

     The Company, which is organized on the basis of products and services, has three reportable business segments, Information Access, Mail and Messaging Technologies and Imaging. (Refer to Note 1 to the Consolidated Financial Statements for a description of segment operations). The Company evaluates the performance of and allocates resources to each of the segments based on their operating results excluding interest and taxes. The accounting policies for each of the segments are described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

     Information concerning the Company's reportable business segments and operations by geographic area for fiscal 1999, 1998 and 1997 for its continuing operations was as follows (dollars in millions):

                                                                          Earnings from Continuing
                                                                      Operations Before Income Taxes,
                                                                        Equity in Earnings (Loss) of
                                               Net Sales             Affiliate and Extraordinary Items
                                     ----------------------------   -----------------------------------
  Business Segments                   1999       1998       1997      1999 (1)     1998        1997
  -----------------                  ------     ------     ------     --------   --------    --------
  Information Access ..............  $358.8     $320.5     $306.1      $ 59.3     $ 55.0      $ 52.6
  Mail and Messaging Technologies .   429.8      404.4      377.5        30.6       36.4        23.4
  Imaging .........................   174.7      175.3      173.4        21.8       14.5        10.4
                                      -----      -----      -----       -----      -----       -----
    Total .........................   963.3      900.2      857.0       111.7      105.9        86.4
  Interest expense, net ...........                                     (19.9)     (24.4)      (40.6)
  Corporate expenses ..............                                     (12.3)     (15.2)      (14.4)
                                      -----      -----      -----       -----      -----       -----
  Consolidated ....................  $963.3     $900.2     $857.0      $ 79.5     $ 66.3      $ 31.4
                                      =====      =====      =====       =====      =====       =====

                                        Capital Expenditures           Depreciation and Amortization (2)
                                     ----------------------------     -------------------------------
                                      1999       1998       1997        1999       1998        1997
                                     ------     ------     ------      ------     ------      ------
  Information Access .............. $  34.7     $ 29.6     $ 27.9      $ 43.6     $ 39.4      $ 36.9
  Mail and Messaging Technologies .     6.6        4.4        4.7         7.9        6.4         7.2
  Imaging .........................     3.4        2.1        3.4         5.9        5.7         5.6
                                      -----      -----      -----       -----      -----       -----
    Total .........................    44.7       36.1       36.0        57.4       51.5        49.7
  Corporate .......................      .4         .3         .4          .6         .5          .5
                                      -----      -----      -----       -----      -----       -----
  Consolidated .................... $  45.1     $ 36.4     $ 36.4      $ 58.0     $ 52.0      $ 50.2
                                      =====      =====      =====       =====      =====       =====

                                          Identifiable Assets
                                     ----------------------------
                                      1999       1998       1997
                                     ------     ------     ------
  Information Access ..............  $494.3     $354.2     $358.9
  Mail and Messaging Technologies .   282.0      270.3      225.5
  Imaging .........................   113.4      114.4      108.2
                                      -----      -----      -----
    Total .........................   889.7      738.9      692.6
  Corporate .......................    73.5       88.2       86.8
  Discontinued operations .........     7.3        9.2       20.5
                                      -----      -----      -----
  Consolidated ....................  $970.5     $836.3     $799.9
                                      =====      =====      =====


(1) Excludes restructuring charge of $36.8 million ($1.6 million for Information Access, $4.0 million for Mail and Messaging Technologies, $22.1 million for Imaging and $9.1 million for
    Corporate).

(2) Excludes amortization/write-off of deferred financing costs.

                                            1999       1998       1997
                                           ------     ------     ------
Geographic Area Data
Net Sales (3):
 United States .........................  $ 714.3    $ 670.0    $ 633.2
 Europe ................................    195.4      168.8      162.7
 Other .................................     53.6       61.4       61.1
                                           ------     ------     ------
Total ..................................  $ 963.3    $ 900.2    $ 857.0
                                           ======     ======     ======

Identifiable Assets:
 United States .........................  $ 697.6    $ 628.4    $ 602.6
 Europe ................................    173.9       95.2       76.0
 Other .................................     18.2       15.3       14.0
                                           ------     ------     ------
   Total ...............................    889.7      738.9      692.6
 Corporate .............................     73.5       88.2       86.8
 Discontinued operations ...............      7.3        9.2       20.5
                                           ------     ------     ------
Consolidated ...........................  $ 970.5    $ 836.3    $ 799.9
                                           ======     ======     ======

(3)  Revenue is classified according to its country of destination (including exports to such areas).

Note 3 - Sales of Assets

     The fiscal 1999 sales of assets included the sale of:

                                                       Proceeds      Gain on Sale
                                                     ------------    ------------
     Microfilm conversion business within the
      imaging segment ............................     $ 4,500         $ 3,791

     Product line in the Netherlands within the
      Mail and Messaging Technologies segment ....       3,449           2,803

     A portion of the Company's investment in its
      affiliate (bigchalk.com) within the
      Information Access segment .................       3,500           2,626

     Vacant land adjacent to one of the Company's
      manufacturing operations ...................       9,455           2,526
                                                        ------          ------
                                                       $20,904         $11,746
                                                        ======          ======


Note 4 - Restructuring

     In December 1999, the Company announced a plan to restructure and consolidate certain of its operations, which resulted in the Company recording a charge of $36,765 ($28,277 after-tax). The restructuring plan resulted from management's desire to enhance the future profitability of each of the Company's business segments and is related to management's decision to split into two new companies (See Note 1 to the Consolidated Financial Statements). The restructuring plan will be substantially completed over the next twelve to eighteen months, with the fiscal 1999 charge consisting of the following costs:

Severance (for approximately 400 employees comprised of
 salaried and hourly employees at certain of the Company's
 North American and European subsidiaries) ....................   $10,316

Asset impairment costs (primarily resulting from goodwill
 write-offs in the Imaging business segment) ..................    18,742

Obligations under various noncancellable leases ...............     7,707
                                                                   ------
                                                                  $36,765
                                                                   ======

     Prior to the end of fiscal 1999, the restructuring plan was approved by the Company's Board of Directors, with the related severance costs based on preexisting severance agreements and the number, job classification and location of affected employees to be terminated. At the end of fiscal 1999, no portion of the severance cost approved has been paid to affected employees. Accrued costs for obligations under various noncancellable leases relate to contractual payments that were committed to prior to approving the restructuring plan, for which no economic benefit to the Company will be subsequently realized. The restructuring plan identifies all significant actions to be taken and significant changes to such plan are not likely.


Note 5 - Income Taxes

     The earnings from continuing operations, before income taxes, equity in earnings (loss) of affiliate and extraordinary items, on which income taxes were provided in fiscal 1999, 1998 and 1997 were:

                                                 1999          1998           1997
                                               --------       -------        -------
United States ...............................  $35,689        $60,589        $27,199
Foreign .....................................    7,012          5,711          4,251
                                                ------         ------         ------
Earnings from continuing operations before
 income taxes, equity in earnings (loss) of
 affiliate and extraordinary items ........... $42,701        $66,300        $31,450
                                                ======         ======         ======


     The provision for income taxes in fiscal 1999, 1998 and 1997 included the following:

                                                 1999           1998           1997
                                               --------       --------       --------
Current income tax expense (benefit):
United States ...............................  $ 8,823        $ 6,370        $ 5,977
State and local .............................    2,379            485             (7)
Foreign .....................................    2,842          2,986          2,918
                                                ------         ------         ------
Current income tax expense ..................   14,044          9,841          8,888
                                                ------         ------         ------
Deferred income tax expense (benefit):
United States ...............................    8,179         14,414          2,576
State and local .............................      495          3,231          1,683
Foreign .....................................      581           (966)          (567)
                                                ------         ------         ------
Deferred income tax expense .................    9,255         16,679          3,692
                                                ------         ------         ------
Income tax expense ..........................  $23,299        $26,520        $12,580
                                                ======         ======         ======

     The significant components of deferred income tax expense in fiscal 1999, 1998 and 1997 were as follows:

                                                 1999           1998           1997
                                               --------       --------       --------
Deferred income tax expense (benefit),
 exclusive of components listed below .......  $ 7,505        $ 1,220        $(2,585)
Operating loss carryforwards ................    4,736         20,761         13,636
Tax credits .................................   (2,986)        (5,302)        (7,359)
                                                ------         ------         ------
Deferred income tax expense .................  $ 9,255        $16,679        $ 3,692
                                                ======         ======         ======

     Deferred income taxes are primarily provided for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The tax effects of the major temporary differences that gave rise to the deferred tax asset (liability) at the end of fiscal 1999 and 1998 were as follows:

                                                                 1999             1998
                                                               --------         --------
    Deferred tax assets are attributable to:
    Accrued expenses .......................................   $ 12,105         $  9,232
    Deferred compensation ..................................     13,939           11,475
    Postretirement benefits ................................      3,834            3,703
    Accounts receivable ....................................      3,169            5,872
    Operating loss carryforwards ...........................      5,492            9,112
    Tax credits ............................................     15,510           13,005
    Other ..................................................         --            5,180
                                                                 ------          -------
    Total gross deferred tax assets ........................     54,049           57,579
    Valuation allowance ....................................     (4,935)          (5,151)
                                                                 ------          -------
    Net deferred tax assets ................................     49,114           52,428

    Deferred tax liabilities are attributable to:
    Property, plant and equipment ..........................    (11,845)         (12,379)
    Intangibles ............................................    (20,677)         (17,387)
    Deferred income ........................................    (33,597)         (34,053)
    Undistributed foreign earnings .........................     (3,035)          (3,157)
    Other ..................................................     (2,165)              --
                                                                -------          -------
    Total gross deferred tax liabilities ...................    (71,319)         (66,976)
                                                                -------          -------
    Net deferred tax liabilities ...........................   $(22,205)        $(14,548)
                                                                =======          =======

     Net deferred tax liabilities, including amounts related to discontinued operations, are classified as other long-term liabilities in the balance sheet. Valuation allowances are established for certain foreign jurisdictions where the future realization of deferred tax assets have not been assumed.

     At the end of fiscal 1999, the net deferred tax assets of $49,114 are expected to be realized through the reversal of taxable temporary differences which generate future taxable income.

     The differences between the Company's effective rate for income taxes and the statutory federal income tax rate in fiscal
1999, 1998 and 1997 were as follows:

                                                          1999         1998         1997
                                                        --------     --------     --------
Statutory federal income tax rate ...................     35.0%        35.0%        35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit ..........      6.7          5.3          5.3
Foreign earnings ....................................      2.0           .6          2.6
Amortization/write-off of intangibles ...............     15.2          1.5          3.2
Repatriation of foreign earnings ....................     (0.3)          .2         (0.9)
Other ...............................................     (4.0)        (2.6)        (5.2)
                                                         -----        -----        -----
Effective income tax rate ...........................     54.6%        40.0%        40.0%
                                                         =====        =====        =====


     At the end of fiscal 1999, the foreign net operating loss carryforwards were $11,462 and expire as follows: $1,301 in 2000, $10 in 2001, $4,583 in 2002, $4,260 in 2003, $183 in 2004, $327 in
2005 and $798 in 2007.

     In the United States, the Company's current tax liability is the greater of its regular tax or alternative minimum tax ("AMT").
 To the extent that AMT exceeds regular tax, the Company is entitled to an AMT credit. At the end of fiscal 1999, the Company has AMT credits of $15,306 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event that the regular tax exceeds the AMT.

     Net income taxes paid for fiscal 1999, 1998 and 1997 were $20,629, $2,571 and $5,533, respectively.


Note 6 - Discontinued Operations

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

     Results from discontinued operations for Fiscal Years 1999, 1998 and 1997 are as follows:

                                                           1999        1998        1997
                                                         --------    --------    --------
    Net sales ......................................     $ 26,081    $ 44,996    $ 28,256

    Earnings (loss) before income taxes ............         (773)     (4,444)    (37,401)
    Income tax expense (benefit) ...................         (309)     (1,778)    (14,960)
                                                          -------     -------     -------
    Earnings (loss) from discontinued operations ...     $   (464)   $ (2,666)   $(22,441)
                                                          =======     =======     =======

     At the end of fiscal 1999, the Company has substantially wound down its postal contracting business via contract completions, sale of technology, and the collection of outstanding balances for products delivered/services performed. Future sales to postal contracting authorities (related to pre-existing initiatives), will not have a material impact on the Company's consolidated financial statements and will be included in the Mail and Messaging Technologies segment.

Note 7 - Extraordinary Losses

    The fiscal 1997 extraordinary losses of $28,889 ($42,734 pretax) were comprised of the debt repurchase premiums and write-off of unamortized debt issuance costs associated with the repurchases of $229,712 (accreted value) of the 11 1/2% Senior
Discount Debentures, $80,000 of the 9 1/4% Senior Notes and $57,080 of the 10 3/4% Senior Subordinated Notes.


Note 8 - Debt and Lines of Credit

     Debt at the end of fiscal 1999 and 1998 consisted of the following:

                                                                      1999        1998
                                                                    -------     -------
    Notes payable ...........................................      $ 25,646    $  3,776
                                                                    =======     =======
    Long-term debt:
     Revolving Credit Agreement .............................      $501,700    $441,100
     Other long-term debt ...................................         6,999       7,505
                                                                    -------     -------
    Long-term debt, including current maturities ............       508,699     448,605
    Less: current maturities ................................         1,916       3,365
                                                                    -------     -------
    Long-term debt ..........................................      $506,783    $445,240
                                                                    =======     =======

     The weighted average interest rate on short-term borrowings at the end of fiscal 1999 and 1998 was 7.07% for each period.

     At the end of fiscal 1999, the Company had foreign short-term lines of credit totaling $36,932, of which $24,786 was unused. These short-term credit lines are denominated in foreign currencies and generally require no compensating balances or commitment fees.

     In fiscal 1997, the Company entered into a $600,000 revolving credit agreement ("Credit Agreement"). The final maturity date of the Credit Agreement is December 31, 2003, with no principal payments due until December 31, 2002, at which time the maximum amount of the credit facility is reduced to $500,000. The interest rate on borrowings under the Credit Agreement is determined at the time of borrowing, and is based upon the Company's leverage ratio.
 At the end of fiscal 1999, the interest rate in effect was (at the Company's option), either LIBOR + .50%, or the prime rate. The Credit Agreement requires compliance with leverage, fixed charge and net worth covenants. The Company and its domestic operating subsidiaries, excluding Bell & Howell Financial Services Company, along with its special purpose subsidiary (collectively, "BHFS"), are jointly and severally liable as guarantors under the Credit Agreement. The Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of the Company's Common Stock. At the end of fiscal 1999, the Company had $95,657 of additional credit available under the Credit Agreement. Upon the aforementioned split into two new companies, it is anticipated that the Credit Agreement will be repaid with proceeds of new credit facilities to be put in place at each of the new companies.

     The Company's financing subsidiary, BHFS, funds its operations by selling lease receivables on a non-recourse basis under a Receivable Purchase Agreement. The agreement is renewable annually and includes the buyer's commitment to purchase new lease receivables. During fiscal 1999 and 1998, BHFS sold lease receivables of $27,000 and $56,300, respectively.

     For the five years subsequent to 1999, annual maturities of long-term debt are: 2000 - $1,916; 2001 - $518; 2002 - $337;
2003 - $505,928; and 2004 - $0.

     Interest paid for fiscal 1999, 1998 and 1997 was $48,007, $48,426 and $46,878, respectively.


Note 9 - Leases

     Lessor. The Company provides sales-type leases for its products and additionally leases products to customers under direct financing leases, primarily through BHFS. The Company's net investment in sales-type and direct financing leases at the end of fiscal 1999 and 1998 were as follows:

                                                                1999            1998
                                                               --------        --------
    Minimum lease payments receivable ....................     $ 97,542        $ 94,068
    Estimated unguaranteed residual values ...............       10,506           8,553
    Unearned income ......................................      (21,921)        (23,576)
    Allowance for doubtful accounts ......................       (2,732)         (3,819)
                                                                -------         -------
    Net investment .......................................     $ 83,395        $ 75,226
                                                                =======         =======

     The scheduled maturities for sales-type and direct financing lease receivables at the end of fiscal 1999 were as follows:

            2000 .....................................................   $ 30,910
            2001 .....................................................     22,266
            2002 .....................................................     18,907
            2003 .....................................................     14,935
            2004 .....................................................     10,524
                                                                          -------
            Total minimum lease payments to be received ..............   $ 97,542
                                                                          =======


     Lessee. The Company leases certain facilities and equipment for production, selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 1999 were as follows:

            2000 .....................................................   $ 28,746
            2001 .....................................................     21,601
            2002 .....................................................     13,557
            2003 .....................................................      9,219
            2004 .....................................................      7,520
            Subsequent to 2004 .......................................     24,069
                                                                          -------
                                                                         $104,712
                                                                          =======

     Total rental expenses for fiscal 1999, 1998 and 1997 were $25,761, $15,978 and $14,657, respectively.


Note 10 - Profit-Sharing, Pension, and Other Postretirement
          Benefit Plans

     Eligible employees of the Company's domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 1999, 1998 and 1997 were $8,076, $7,307 and $7,025, respectively.

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

     The net cost of pension and other postretirement benefit plans for fiscal 1999, 1998 and 1997 were as follows:

                                                                            Other Postretirement
                                                Pension Benefits                   Benefits
                                            --------------------------    -------------------------
                                             1999      1998      1997      1999      1998      1997
                                            ------    ------    ------    ------    ------    ------
Service cost ...........................   $ 3,200   $ 2,552   $ 2,413   $   262   $   233   $   211
Interest cost ..........................     5,738     5,286     5,143     1,148     1,014       985
Expected return on plan assets .........    (8,000)   (6,502)   (5,948)       --        --        --
Amortization of prior service cost .....       299       375       491        --        --        --
Recognized net actuarial (gain)/loss ...      (118)     (538)     (398)      461       286       195
                                            ------    ------    ------    ------    ------    ------
Net pension and other postretirement
 benefit cost...........................   $ 1,119   $ 1,173   $ 1,701   $ 1,871   $ 1,533   $ 1,391


     The status of pension and other postretirement benefit plans at the end of fiscal 1999 and 1998 was as follows:

                                                                     Other Postretirement
                                               Pension Benefits            Benefits
                                             --------------------    --------------------
                                               1999       1998         1999       1998
                                              -------    -------      -------    -------
Change in Benefit Obligation
----------------------------
Benefit obligation, beginning of year......  $ 86,546   $ 71,769     $ 13,980   $ 12,896

Service cost .. ...........................     3,200      2,552          262        233
Interest cost .............................     5,738      5,286        1,148      1,014
Plan participants contributions ...........       621        584          123        209
Actuarial (gain)/loss .....................    (4,427)     9,909          577        872
Benefits paid .............................    (4,204)    (3,554)      (1,263)    (1,244)
                                              -------    -------      -------    -------
Benefit obligation, end of year ...........  $ 87,474   $ 86,546     $ 14,827   $ 13,980
Change in Plan Assets
---------------------
Fair value, beginning of year .............  $ 81,861   $ 71,239     $     --   $     --
Actual return on plan assets ..............    15,218     11,591           --         --
Participant contributions .................       621        584          123        209
Company contributions .....................     2,040      2,001        1,140      1,035
Benefits paid .............................    (4,204)    (3,554)      (1,263)    (1,244)
                                              -------    -------      -------    -------
Fair value, end of year ...................  $ 95,536   $ 81,861     $     --   $     --

Funded status .............................  $  8,062   $ (4,685)    $(14,827)  $(13,980)
Unrecognized net actuarial (gain)/loss ....   (14,204)    (3,200)       5,242      4,763
Unrecognized prior service cost ...........     1,187      1,520           --         --
                                              -------    -------      -------    -------
Prepaid (accrued) benefit cost ............  $ (4,955)  $ (6,365)    $ (9,585)  $ (9,217)
Amounts Recognized in the Consolidated
Balance Sheets
--------------------------------------
Prepaid benefit cost ......................  $ 12,892   $ 11,007     $     --   $     --
Accrued benefit liability .................   (17,847)   (17,372)      (9,585)    (9,217)
                                              -------    -------      -------    -------
Net amount recognized .....................  $ (4,955)  $ (6,365)    $ (9,585)  $ (9,217)

Weighted Average Assumptions as of End of Year
----------------------------------------------
Discount rate .............................      7.25%      6.75%        8.50%      7.50%
Expected return on plan assets ............     10.00%      9.00%          --         --
Rate of compensation increase .............      4.25%      4.50%          --         --
Rate of healthcare benefit cost increase ..        --         --         4.50%      4.50%


     For the Company's unfunded pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 1999 and 1998 were as follows:

                                                                1999            1998
                                                               --------        --------
    Project benefit obligation ...........................     $ 21,201        $ 22,289
    Accumulated benefit obligation .......................       19,117          20,621

     Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects:

    1% Increase
    Benefit obligation, end of fiscal 1999 ...............     $  1,300
    Net postretirement benefit cost for fiscal 1999 ......     $    138

    1% Decrease
    Benefit obligation, end of fiscal 1999................     $ (1,195)
    Net postretirement benefit cost for fiscal 1999 ......     $   (126)


Note 11 - Common Stock

     The Company has 50,000 authorized shares of Common Stock, ($.001 par value per share), 23,632 of which were outstanding at the end of fiscal 1999. The Company's Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of its Common Stock (See Note 8 to the Consolidated Financial Statements).


Note 12 - Stock Compensation Plans

Stock Option Plan

     In fiscal 1995, the Company completed its initial public equity offering of 5,000 shares of Common Stock (which were issued at $15.50 per share). Coincident with the initial public equity offering, the Company adopted the 1995 Stock Option Plan (the "Option Plan"), under which 2,160 shares of Common Stock were reserved for issuance. In fiscal 1998, the Company increased the shares reserved for issuance under the Option Plan to 3,660. The Option Plan is administered by the Compensation Committee of the Board of Directors which has authority to determine which officers and key employees of the Company will be granted options. All options are granted at not less than the fair market value on the date of the grant.

     Additionally, coincident with the initial public equity offering, the Company granted options for 1,115 shares to Messrs. White, Roemer and Johansson (the "Senior Executive Grantees"), with a series of six option exercise prices (the first of which equaled the initial public equity offering price, with each subsequent exercise price set at 120% of the preceding exercise price). The term for these options was six years, with the options vesting in installments commencing after year three. In fiscal 1999, the unvested options set to expire in May 2000, were extended through May 2005. In fiscal 1998 and 1999, options for

250 shares and 100 shares, respectively, were granted to Mr.
Roemer, which have a six year term and which vest after three years.

     Options may be granted to other officers and key employees of the Company (the "Key Executive Grantees"), selected by the Compensation Committee. At the end of fiscal 1999, the Company had options outstanding for 914 shares to the Key Executive Grantees. The term for these options is ten years, vesting in equal annual increments over a five year period.

     Per the provisions of SFAS No. 123, the Company has elected to continue to apply APB Opinion No. 25 and related Interpretations in accounting for the Option Plan, and accordingly, no compensation cost has been recognized. Had compensation cost for the Option Plan been determined based on the fair value of options granted (consistent with SFAS No. 123), the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

                                                1999           1998           1997
                                              --------       --------       --------
     Net income (loss):
      As reported ..........................  $ 17,988       $ 37,114       $(32,460)
      Pro forma ............................    15,317         35,208        (33,610)

     Basic earnings (loss) per share:
      As reported ..........................  $    .76       $   1.59       $  (1.64)
      Pro forma ............................       .65           1.51          (1.70)

     Diluted earnings (loss) per share:
      As reported ..........................  $    .75       $   1.58       $  (1.63)
      Pro forma ............................       .65           1.51          (1.70)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 20%; risk free interest rate of 6%; expected lives of 5 years; and no dividend yield.

    A summary of the stock option transactions for fiscal 1997, 1998, and 1999 are as follows:

                                        Senior Executive Grantees     Key Executive Grantees
                                        -------------------------     -----------------------
                                                  Weighted-                    Weighted-
                                        Shares    Average             Shares   Average
                                        (000)     Exercise Price      (000)    Exercise Price
                                        ------    ---------------     ------   --------------
      Balance at the end of
       fiscal 1996 .................     1,115        $   27.30          366      $   25.42

    1997:
      Granted ......................        --               --          305          23.49
      Exercised ....................        --               --          (15)         15.62
      Forfeited/Cancelled...........        --               --          (91)         24.92
      Options outstanding at            ------          -------       ------       --------
       the end of fiscal 1997 ......     1,115        $   27.30          565      $   24.73
                                        ======         ========       ======       ========
      Options exercisable at the
       end of fiscal 1997 ..........        --        $      --           72      $   23.75
                                        ------         --------       ------       --------
      Weighted average fair value of
       options granted during
       fiscal 1997 .................   $    --                       $  7.29
                                        ------                        ------
   1998:
      Granted ......................       250            26.88          296          27.06
      Exercised ....................        --               --          (26)         21.02
      Forfeited/Cancelled...........        --               --         (106)         26.34
      Options outstanding at            ------         --------       ------       --------
       the end of fiscal 1998 ......     1,365        $   27.22          729      $   25.55
                                        ======         ========       ======       ========
      Options exercisable at the
       end of fiscal 1998 ..........       624        $   24.87          173      $   24.40
                                        ------         --------       ------       --------
      Weighted average fair value of
       options granted during
       fiscal 1998 .................   $  8.34                       $  8.40
                                        ------                        ------
   1999:
      Granted ......................       382            34.58          355          32.80
      Exercised ....................      (318)           19.73         (114)         24.21
      Forfeited/Cancelled...........      (262)           35.25          (56)         26.89
      Options outstanding at            ------         --------       ------       --------
       the end of fiscal 1999 ......     1,167        $   29.87          914      $   28.45
                                        ======         ========       ======       ========
      Options exercisable at the
       end of fiscal 1999 ..........       470        $   28.06          196      $   25.43
                                        ------         --------       ------       --------
      Weighted average fair value of
       options granted during
       fiscal 1999 .................   $  7.43                       $ 10.17
                                        ------                        ------

     The following table provides additional information with respect to stock options outstanding at the end of fiscal 1999:

                                          Options Outstanding                Options Exercisable
                                --------------------------------------       -----------------------
                                               Weighted
                                               Average        Weighted                      Weighted
                                Number         Remaining      Average        Number         Average
                                Outstanding    Contractual    Exercise       Exercisable    Exercise
     Range of Exercise Price    (000)          Life (Years)   Price          (000)          Price
     -----------------------    -----------    -----------    --------       -----------    --------
     $15.01 - $20.00                 120           3.1        $ 16.17            105        $ 16.27
      20.01 - $25.00                 180           5.2          21.58             99          21.85
      25.01 - $30.00                 767           4.9          26.96            205          26.86
      30.01 - $35.00                 773           6.6          32.50            165          31.86
      35.01 - $40.00                 241           4.1          38.35             92          38.50
                                  ------           ---         ------            ---         ------
                                   2,081           5.4        $ 29.20            666        $ 27.30
                                  ======           ===         ======            ===         ======

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


Note 13 - Foreign Currency Transactions

     The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through May 2000, and are for an aggregate amount of $70,436 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts, however, such nonperformance is not anticipated.

     Net foreign currency transaction gains(losses) for fiscal
1999, 1998 and 1997 of $184, $(319) and $113, respectively, have been included in the earnings of the respective periods.

Note 14 - Contingent Liabilities

      The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Note 15 - Related Party Transactions

     The Company has made loans (the balance of which totaled $1,544 at the end of fiscal 1999) to certain key executives in connection with their purchases of the Company's Common Stock. Pursuant to the terms of such loans, the shares acquired are pledged as security. The following individuals have loans in excess of $60 outstanding at the end of fiscal 1999: Michael Dering ($239), Joseph Reynolds ($238), Wayne Mickiewicz ($222), Brian Longe ($199), Todd Buchardt ($161), Robert Rook ($136), and Dwight Mater ($126). Each loan is evidenced by an installment note maturing five years from the date of the note and bearing interest at the Company's marginal rate of borrowing (approximately 6% in fiscal 1999). Interest and principal may be deferred until the maturity date.

     In January 2000, the Company's affiliate (bigchalk.com) raised venture capital financing of $55,000, which reduced the Company's ownership interest to approximately 45%. One of the venture capital firms providing such financing was Core Learning Group, LLC., who contributed $20,000 in exchange for approximately 13% of bigchalk.com. Messrs. Oberndorf and Scully, directors of the Company, own a majority interest in Core Learning Group, LLC.

Note 16 - Interim Financial Information (unaudited)

     The following table presents the Company's quarterly results of operations for fiscal 1999 and fiscal 1998:

                                                     First       Second      Third      Fourth
                                                    Quarter     Quarter     Quarter     Quarter       Year
                                                    --------    --------    --------    --------    --------
1999
Net Sales ......................................    $216,544    $240,353    $233,791    $272,585    $963,273
Gross profit....................................      80,643      92,893      91,632     100,041     365,209
Restructuring charge (1)..................                --          --          --     (36,765)    (36,765)
Earnings from continuing operations before
 equity in earnings (loss) of affiliate ........       5,513      11,053      13,713     (10,877)     19,402
Equity in earnings (loss) of affiliate .........          --          --          --        (950)       (950)
Earnings (loss) from discontinued operations ...        (437)        955        (736)       (246)       (464)
                                                     -------     -------     -------     -------     -------
  Net earnings (loss) ..........................    $  5,076    $ 12,008    $ 12,977    $(12,073)   $ 17,988
                                                     =======     =======     =======     =======     =======
Net earnings (loss) per basic share:
Earnings from continuing operations
 before restructuring charge and
 equity in earnings (loss) of affiliate ........    $   0.24    $   0.47     $  0.58    $   0.74    $   2.02
Restructuring charge ...........................          --          --          --       (1.20)      (1.20)
Equity in earnings (loss) of affiliate .........          --          --          --       (0.04)      (0.04)
Earnings (loss) from discontinued operations ...       (0.02)       0.04       (0.03)      (0.01)      (0.02)
                                                     -------     -------     -------     -------     -------
Net earnings (loss) per common share ...........    $   0.22    $   0.51    $   0.55    $  (0.51)   $   0.76
                                                     =======     =======     =======     =======     =======
Net earnings (loss) per diluted share:
Earnings from continuing operations
 before restructuring charge and
 equity in earnings (loss) of affiliate ........    $   0.23    $   0.46    $   0.57    $   0.73    $   2.00
Restructuring charge ...........................          --          --          --       (1.19)      (1.19)
Equity in earnings (loss) of affiliate .........          --          --          --       (0.04)      (0.04)
Earnings (loss) from discontinued operations ...       (0.02)       0.04       (0.03)      (0.01)      (0.02)
                                                     -------     -------     -------     -------     -------
Net earnings (loss) per common share ...........    $   0.21    $   0.50    $   0.54    $  (0.51)   $   0.75
                                                     =======     =======     =======     =======     =======
1998
Net Sales ......................................    $201,374    $220,123    $216,653    $262,000    $900,150
Gross profit....................................      77,567      86,363      84,647     105,317     353,894
Earnings from continuing operations ............       3,973       9,017      11,294      15,496      39,780
Earnings (loss) from discontinued operations ...        (726)       (719)        (45)     (1,176)     (2,666)
                                                     -------     -------     -------     -------     -------
Net earnings ...................................    $  3,247    $  8,298    $ 11,249    $ 14,320    $ 37,114
                                                     =======     =======     =======     =======     =======
Net earnings per basic share:
Earnings from continuing operations ............    $   0.17    $   0.38    $   0.48    $   0.67    $   1.70
Earnings (loss) from discontinued operations ...       (0.03)      (0.03)         --       (0.05)      (0.11)
                                                     -------     -------     -------     -------     -------
Net earnings per common share ..................    $   0.14    $   0.35    $   0.48    $   0.62    $   1.59
                                                     =======     =======     =======     =======     =======
Net earnings per diluted share:
Earnings from continuing operations ............    $   0.17    $   0.38    $   0.48    $   0.66    $   1.69
Earnings (loss) from discontinued operations ...       (0.03)      (0.03)         --       (0.05)      (0.11)
                                                     -------     -------     -------     -------     -------
Net earnings per common share ..................    $   0.14    $   0.35    $   0.48    $   0.61    $   1.58
                                                     =======     =======     =======     =======     =======

(1) See Note 4 to the Consolidated Financial Statements for a description of the Company's restructuring charge.

Item 9.  Changes in and Disagreements with Accountants on
------   ------------------------------------------------
         Accounting and Financial Disclosure.
         -----------------------------------

     None.


Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding Directors and Executive Officers of the Registrant is included at the end of Part I of this report.


Item 11.  Executive Compensation.
-------   ----------------------

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 (under the captions "Compensation of Directors", "Executive Compensation", "Supplemental Retirement
Plan", and "Compensation Committee Interlocks and Insider
Participation"), and is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management.
          ----------

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 (under the captions "Security Ownership of Certain Beneficial Owners and Management", and "Information Relating to Directors and Executive Officers"), and is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     Information regarding Related Party Transactions is included in Note 15 of this report. The remaining information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 (under the caption "Shareholders Agreement"), and is hereby incorporated by reference.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 17, 2000               Bell & Howell Company

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

<CAPTION
           Signature                               Title                        Date
--------------------------------       ---------------------------        ----------------
/s/ James P. Roemer                     Chairman of the Board of           March 17, 2000
--------------------------------         Directors, President and
James P. Roemer                          Chief Executive Officer

/s/ Nils A. Johansson                   Executive Vice President,          March 17, 2000
--------------------------------         Chief Financial Officer
Nils A. Johansson                        and Director

/s/ Stuart T. Lieberman                 Vice President, Finance            March 17, 2000
--------------------------------         and Chief Accounting
Stuart T. Lieberman                      Officer

/s/ Todd W. Buchardt                    General Counsel and                March 17, 2000
--------------------------------         Secretary
Todd W. Buchardt

/s/ David Bonderman                     Director                           March 17, 2000
--------------------------------
David Bonderman

/s/ David G. Brown                      Director                           March 17, 2000
--------------------------------
David G. Brown

/s/ J. Taylor Crandall                  Director                           March 17, 2000
--------------------------------
J. Taylor Crandall

/s/ Daniel Doctoroff                    Director                           March 17, 2000
--------------------------------
Daniel Doctoroff

/s/ William E. Oberndorf                Director                           March 17, 2000
--------------------------------
William E. Oberndorf

/s/ Gary L. Roubos                      Director                           March 17, 2000
--------------------------------
Gary L. Roubos

/s/ John H. Scully                      Director                           March 17, 2000
--------------------------------
John H. Scully

/s/ William J. White                    Director                           March 17, 2000
--------------------------------
William J. White

Item 14.  Exhibits, Financial Statement Schedules, and Reports
-------   ----------------------------------------------------
          on Form 8-K.
          -----------

(a)  1.   Financial statements:
          The following consolidated financial statements of Bell & Howell Company are included in Part II, Item 8,
          Financial Statements and Supplementary Data:

          Independent Auditors' Report

          Consolidated Statements of Operations
           - Fiscal Years 1999, 1998, and 1997

          Consolidated Balance Sheets - At the end of fiscal years 1999 and 1998

          Consolidated Statements of Cash Flows
          - Fiscal Years 1999, 1998 and 1997

          Consolidated Statements of Shareholders'
          Equity - Fiscal Years 1999, 1998 and 1997

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

     *10.13 Bell & Howell Company 1995 Stock Option Plan, as amended, Registration Statement on Form S-8,
               Registration No. 333-48425

     *10.14    Bell & Howell Company 1995 Non-Employee Director's
               Stock Option Compensation Plan, Registration on Form S-8, Registration No. 333-93099

       21.1    Subsidiaries of Bell & Howell Company

       23.1    Consent of KPMG LLP

       27.1    Financial Data Schedule

* As previously filed