Form 10-Q
period 2000-04-01
BELL & HOWELL CO/
filed 2000-05-15
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
   April 1, 2000                             1-3246


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of May 4, 2000 was 23,714,580.

                        TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Consolidated Financial Statements

            Consolidated Statements of Operations for
             the Thirteen Weeks Ended April 1, 2000 and
             April 3, 1999 .................................    1

            Consolidated Balance Sheets - Assets at
             April 1, 2000 and January 1, 2000 .............    2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at April 1, 2000 and
             January 1, 2000 ...............................    3

            Consolidated Statements of Cash Flows for
             the Thirteen Weeks Ended April 1, 2000 and
             April 3, 1999 .................................    4

            Notes to the Consolidated Financial
             Statements ....................................    5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations .....................................   10

  Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk ..............................   14


PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ...............................   14

  Item 6.  Exhibits and Reports on Form 8-K ................   14



SIGNATURE PAGE .............................................   15

                            Bell & Howell Company and Subsidiaries
                             Consolidated Statements of Operations
                   (Dollars and shares in thousands, except per share data)
                                          (Unaudited)
                                                                       Thirteen Weeks
                                                                            Ended
                                                                   ----------------------
                                                                    Apr. 1,      Apr. 3,
                                                                      2000         1999
                                                                   ---------    ---------
Net sales .......................................................  $  85,961    $  80,019
Cost of sales ...................................................     47,326       42,518
Research and development expense ................................      4,369        4,583
Selling and administrative expense ..............................     28,896       27,930
Gains on sales of assets ........................................     (1,356)          --
                                                                    --------     --------
Earnings from continuing operations before interest,
 income taxes, equity in earnings (loss) of affiliate
 and cumulative effect of a change in accounting principle ......      6,726        4,988
Net interest expense:
Interest income .................................................       (322)        (422)
Interest expense ................................................      5,923        3,845
                                                                    --------     --------
Net interest expense ............................................      5,601        3,423
Earnings from continuing operations before income taxes,
 equity in earnings (loss) of affiliate and cumulative
 effect of a change in accounting principle .....................      1,125        1,565
Income tax expense ..............................................        450          626
Equity in earnings (loss) of affiliate ..........................     (3,721)          --
                                                                    --------     --------
Earnings (loss) from continuing operations before cumulative
 effect of a change in accounting principle .....................     (3,046)         939
Earnings from discontinued operations ...........................      1,131        4,137
Cumulative effect of a change in accounting principle ...........     (5,628)          --
                                                                    --------     --------
Net earnings (loss) .............................................  $  (7,543)   $   5,076
                                                                    ========     ========
Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations before cumulative
 effect of a change in accounting principle .....................  $   (0.13)   $    0.04
Earnings from discontinued operations ...........................       0.05         0.18
Cumulative effect of a change in accounting principle ...........      (0.24)          --
                                                                    --------     --------
Net earnings (loss) per common share ............................  $   (0.32)   $    0.22
                                                                    ========     ========
Diluted:
Earnings (loss) from continuing operations before cumulative
 effect of a change in accounting principle .....................  $   (0.13)   $    0.04
Earnings from discontinued operations ...........................       0.05         0.17
Cumulative effect of a change in accounting principle ...........      (0.24)          --
                                                                    --------     --------
Net earnings (loss) per common share ............................  $   (0.32)   $    0.21
                                                                    ========     ========
Average number of common shares and equivalents outstanding:
Basic ...........................................................     23,678       23,375
Diluted .........................................................     23,928       23,716

               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements

                              Bell & Howell Company and Subsidiaries
                                  Consolidated Balance Sheets
                                     (Dollars in thousands)
                                           (Unaudited)

                                              Assets

                                                         April 1,       January 1,
                                                           2000            2000
                                                       ----------     -----------
Current assets:
Cash and cash equivalents ........................      $   7,481       $   4,773
Accounts receivable ..............................         68,476          72,118
Inventory ........................................          9,011           9,302
Other current assets .............................         11,094           8,898
                                                         --------        --------
Total current assets .............................         96,062          95,091

Property, plant and equipment, at cost ...........        372,680         363,380
Accumulated depreciation .........................       (245,306)       (237,061)
                                                         --------        --------
Net property, plant and equipment ................        127,374         126,319
Long-term receivables ............................         16,183          15,371
Goodwill, net of accumulated amortization ........        222,750         224,809
Net assets of discontinued operations ............        258,410         278,524
Other assets .....................................         44,409          46,505
                                                         --------        --------
Total assets .....................................      $ 765,188       $ 786,619
                                                         ========        ========

               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                            Bell & Howell Company and Subsidiaries
                                Consolidated Balance Sheets
                             (Dollars and shares in thousands)
                                        (Unaudited)

                            Liabilities and Shareholders' Equity

                                                             April 1,        January 1,
                                                               2000             2000
                                                           ------------    -------------
Current liabilities:
Notes payable ...........................................   $  11,947        $  25,646
Current maturities of long-term debt ....................       1,271            1,916
Accounts payable ........................................      36,914           37,632
Accrued expenses ........................................      25,578           34,295
Deferred income .........................................     104,136          107,638
                                                             --------         --------
Total current liabilities ...............................     179,846          207,127

Long-term liabilities:
Long-term debt ..........................................     522,684          506,783
Other liabilities .......................................      68,917           72,990
                                                             --------         --------
Total long-term liabilities .............................     591,601          579,773

Shareholders' equity:
Common Stock, $.001 par value, 24,058 shares issued
 and 23,712 shares outstanding at April 1, 2000,
 and 23,969 shares issued and 23,632 shares outstanding
 at January 1, 2000 .....................................          24               24
Capital surplus .........................................     156,089          153,654
Notes receivable from executives ........................      (2,148)          (1,544)
Retained earnings (deficit) .............................    (150,752)        (143,209)
Cumulative foreign exchange translation adjustments .....        (385)            (414)
Treasury stock ..........................................      (9,087)          (8,792)
                                                             --------         --------
Total shareholders' equity (deficit) ....................      (6,259)            (281)
                                                             --------         --------
Total liabilities and shareholders' equity ..............   $ 765,188        $ 786,619
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

                             Bell & Howell Company and Subsidiaries
                             Consolidated Statements of Cash Flows
                                     (Dollars in thousands)

                                          (Unaudited)

                                                                Thirteen Weeks Ended
                                                              ------------------------
                                                               Apr. 1,         Apr. 3,
                                                                2000            1999
                                                              --------        --------
Operating Activities:
Earnings (loss) from continuing operations before cumulative
 effect of a change in accounting principle .............     $ (3,046)       $    939
Depreciation and amortization ...........................       13,132          10,783
Changes in operating assets and liabilities:
Accounts receivable .....................................        3,496          12,709
Inventory ...............................................          278             241
Other current assets ....................................         (405)          1,651
Long-term receivables ...................................         (812)         (2,282)
Income taxes ............................................         (644)         (2,963)
Accounts payable ........................................         (692)         (3,712)
Accrued expenses ........................................       (8,196)        (12,080)
Deferred income and other long-term liabilities .........      (14,640)        (14,868)
Other, net ..............................................       (1,762)         (1,294)
                                                               -------         -------
Net cash used by continuing operations ..................      (13,291)        (10,876)
Net cash provided by discontinued operations ............       21,245           9,512
                                                               -------         -------
Net cash provided by operating activities ...............        7,954          (1,364)

Investing activities:
Expenditures for property, plant and equipment ..........      (10,161)         (7,713)
Acquisitions ............................................           --         (17,558)
Proceeds from asset sales ...............................        1,156              --
                                                               -------         -------
Net cash used by investing activities ...................       (9,005)        (25,271)

Financing activities:
Proceeds from short-term debt ...........................        2,138           5,877
Repayment of short-term debt ............................      (15,460)           (272)
Proceeds from long-term debt ............................       15,880          13,330
Repayment of long-term debt .............................         (624)         (6,946)
Proceeds from Common Stock, net .........................        1,536           6,267
                                                               -------         -------
Net cash provided by financing activities ...............        3,470          18,256

Effect of exchange rate changes on cash .................          289            (606)
                                                               -------         -------
Increase (decrease) in cash and cash equivalents ........        2,708          (8,985)

Cash and cash equivalents, beginning of period ..........        4,773          18,074
                                                               -------         -------
Cash and cash equivalents, end of period ................     $  7,481        $  9,089
                                                               =======         =======

               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

              Bell & Howell Company and Subsidiaries

          Notes to the Consolidated Financial Statements

                 (Dollars and shares in thousands)


Note 1 - Basis of Presentation

     The consolidated financial statements include the accounts of Bell & Howell Company and its subsidiaries (collectively the "Company") and have been prepared without independent audit.

     As a result of the Company's adoption of a plan in the first quarter of fiscal 2000 to divest its Mail and Messaging
Technologies/Imaging businesses and its financing subsidiary (see
Note 3 to the Consolidated Financial Statements), the Company now operates in one reportable business segment.

     In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report for the fiscal year ended January 1, 2000.

Note 2 - Significant Accounting Policies

     Inventory. The Company uses the last-in, first-out ("LIFO") method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of LIFO inventory values over replacement cost was approximately $2,800 at April 1, 2000, and January 1, 2000. The components of inventory are shown in the table below as of the dates indicated:

                                               April 1,      January 1,
                                                 2000           2000
                                              ----------     ----------
     Finished products ....................    $  2,837       $  3,400
     Products in process and materials ....       6,174          5,902
                                                -------        -------
     Total inventory ......................    $  9,011       $  9,302
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

                                                      Thirteen Weeks Ended
                                                      ---------------------
                                                      Apr. 1,       Apr. 3,
                                                        2000          1999
                                                      -------       -------
     Basic .........................................   23,678        23,375
     Dilutive effect of stock options ..............      250           341
                                                       ------        ------
     Diluted .......................................   23,928        23,716
                                                       ======        ======

     Earnings per share in fiscal 1999 includes the impact of the Company's equity investment in its affiliate (bigchalk.com):

Diluted Earnings Per Common Share from Continuing Operations before
Cumulative Effect of a Change in Accounting Principle
-------------------------------------------------------------------
Earnings before equity in earnings (loss)
 of affiliate ......................................  $  0.03       $  0.04
Equity in earnings (loss) of affiliate .............    (0.16)           --
                                                       ------        ------
Earnings per common share ..........................  $ (0.13)      $  0.04
                                                       ======        ======

Note 3 - Discontinued Operations


     In the first quarter of fiscal 2000, the Company adopted a plan to divest its Mail and Messaging Technologies/Imaging businesses and its financing subsidiary. Accordingly, the operating results and net assets of these businesses have been segregated from the Company's continuing operations. The Consolidated Statements of Operations separately reflect the earnings of these businesses, which includes an allocation of the Company's interest expense. The Consolidated Balance Sheets separately reflect the net assets of these businesses as a non-current asset.

     Results from discontinued operations are shown in the table below for the periods indicated:

                                                               Thirteen Weeks Ended
                                                               --------------------
                                                                Apr. 1,     Apr. 3,
                                                                 2000        1999
                                                               --------    --------
     Net sales ............................................    $137,823    $143,177

     Earnings before restructuring charge, interest
      and income taxes ....................................       8,207       9,485
     Restructuring charge .................................       3,576          --
     Interest expense .....................................       2,746       2,590
                                                               --------    --------
     Earnings before income taxes .........................       1,885       6,895
     Income tax expense ...................................         754       2,758
                                                                -------     -------
     Earnings from discontinued operations ................    $  1,131    $  4,137
                                                                =======     =======

Note 4 - Sales of Assets

     Gains on sales of assets in the first quarter of fiscal 2000 include the sale of:

- a portion of the Company's investment in its affiliate (bigchalk.com) resulting from the exercise of stock options granted to employees (proceeds of $1,156 and gain on sale of $867), and

- the Company's investment in an entity acquired by bigchalk.com in exchange for additional common stock in bigchalk.com with a value of $4,935 and a resulting gain on sale of $489)

Note 5 - Restructuring

     In December 1999, the Company announced a plan to restructure and consolidate certain of its operations, which resulted in the Company recording a charge of $36,765 ($28,277 after-tax). In the first quarter of fiscal 2000, a further restructuring charge of $3,675 ($2,205 after-tax) was recorded primarily related to severance cost for employees of the businesses to be divested (see Note 3 to the Consolidated Financial Statements). The restructuring plan will be substantially completed over the next twelve to eighteen months, with the details of the restructuring charges as follows:

                              Balance      Thirteen Weeks Ended April 1, 2000     Balance
                                           ----------------------------------
                          January 1, 2000    Restruct.         Utilized        April 1, 2000
                                              Charge        Cash     Noncash
                          ---------------    --------      -------   --------  -------------
Continuing Operations
---------------------
Severance ................   $ 5,905         $    --       $ 1,093   $    --      $ 4,812
Obligations under various
noncancellable leases ...      4,600              --            --        --        4,600
                              ------          ------        ------    ------       ------
Continuing Operations ....    10,505              --         1,093        --        9,412


Discontinued Operations
Severance ................     4,411           3,426         1,480        --        6,357
Asset impairment costs ...    18,742              --            --    18,742           --
Obligations under various
noncancellable leases ...      3,107             150           134        --        3,123
                              ------          ------        ------    ------       ------
Continuing Operations ....    26,260           3,576         1,614    18,742        9,480
                              ------          ------        ------    ------       ------
Total Company ............   $36,765         $ 3,576       $ 2,707   $18,742      $18,892
                              ======          ======        ======    ======       ======

     The restructuring plan has been approved by the Company's Board of Directors, with the related severance costs based on preexisting severance agreements and the number, job classification and location of affected employees to be terminated. Accrued costs for obligations under various noncancellable leases relate to contractual payments that were committed to prior to approving the restructuring plan, for which no economic benefit to the Company will be subsequently realized. The restructuring plan identifies all significant actions to be taken and significant changes to such plan are not likely.

Note 6 - Cumulative Effect of a Change in Accounting Principle

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recoginition in Financial Statements. As a result of this pronouncement (which became effective in the current fiscal year), the Company has modified its accounting for new on-line subscriptions in the Information and Learning business. Previously, revenue for new on-line subscriptions was recognized during the initial subscription period proportional to costs incurred, in order to yield a constant gross profit percentage throughout the subscription period. Consistent with the new SEC guidelines, such revenues are now recognized equally throughout the initial subscription period, with appropriate cost deferral. The cumulative effect of adopting this change in accounting principle of $5,628 was recognized as of the beginning of fiscal 2000.


Note 7 - Comprehensive Income

     The components of comprehensive income for the Company include net earnings and unrealized gains and losses relating to the translation of foreign currency balance sheets.
Comprehensive income is shown in the table below for the periods indicated:

                                                            Thirteen Weeks Ended
                                                            --------------------
                                                            Apr. 1,     Apr. 3,
                                                              2000        1999
                                                            -------     -------
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..  $ (3,046)    $   939
Earnings from discontinued operations ...................     1,131       4,137
Cumulative effect of a change in accounting principle ...    (5,628)         --
                                                             ------      ------
Net earnings (loss) .....................................    (7,543)      5,076

Other comprehensive income (loss):
Foreign currency translation adjustments ................    (1,264)     (2,045)
                                                             ------      ------
Comprehensive income (loss) .............................  $ (8,807)    $ 3,031
                                                             ======      ======

    The foreign currency translation adjustments do not impact the Company's income tax expense.

Item 2.
------

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

     This section should be read in conjunction with the Consolidated Financial Statements of Bell & Howell Company and
Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended January 1, 2000.


Results of Operations
---------------------

First Quarter of Fiscal 2000 Compared to First Quarter
------------------------------------------------------
of Fiscal 1999
--------------

     The Company's net sales from continuing operations increased $5.9 million, or 7%, to $86.0 million in the first quarter of 2000, resulting from strong sales growth of the Information and Learning business. Net sales of the Information and Learning business increased $6.9 million, or 16%, to $50.4 million due to a growing electronic subscription base, and reflects the acquisition of Chadwyck-Healey (a leading provider of humanities and social service reference and research publications for the academic, professional and library markets) in the fourth quarter of 1999. Sales of electronic content increased 50%, with the electronic subscription base continuing to reflect strong sales of ProQuest Direct (the Company's internet based product offering), which was partially offset by lower CD-ROM/tape subscriptions, as customers migrate to on-line delivery of information via the internet. Net sales of the more traditional microfilm and paper products (which represent 44% of Information and Learning first quarter 2000 sales) decreased slightly versus the prior year as lower unit volumes more than offset increased pricing.

     Net sales of the Publishing Services business decreased $1.0 million, or 3%, to $35.6 million in the first quarter of 2000 as increased sales of dealer management systems to powersports dealerships and increased sales of performance database products were more than offset by lower sales of electronic parts catalogs and ancillary products to automotive dealerships. The adverse prior year comparison for automotive sales is impacted by a strong first quarter of 1999, an initiative by Chrysler to eventually produce their own electronic parts catalog (which has slowed both sales and renewals with Chrysler dealerships), and lower hardware sales in the current year (as the former proprietary hardware systems have been previously replaced). As the hardware products were at modest gross margins, the lower hardware sales had minimal impact on profitability. Despite the modest sales decline in the current year, the installed base of systems continues to grow in the mid-teens and now exceeds 30,000 sites worldwide.

     The Company's cost of sales increased $4.8 million, or 11% to $47.3 million in the first quarter of 2000, with the gross profit (net sales less cost of sales) percentage decreasing by
2.0 percentage points to 44.9. The lower gross profit percentage in 2000 primarily resulted from a less profitable product mix and additional costs to provide increased data center capacity for ProQuest to accommodate current/future sales growth opportunities.

     Research and development expense of $4.4 million in the first quarter 2000 approximates the prior year level as the Company continues to invest significantly in new product offerings. The Company continually seeks to take advantage of new product/technology opportunities (with an continued emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include investments in a variety of e-commerce initiatives, expenses for database and software development, information delivery systems and other electronic devices for the Information and Learning and Publishing Services businesses.

     Selling and administrative expense increased $1.0 million, or 3%, to $28.9 million in the first quarter of 2000, with the respective percentage of sales improving by 1.3 percentage points to 33.6% in the current year. Such costs reflect continued investment in a variety of e-commerce initiatives, sales/marketing resources to capitalize on the sales growth opportunities from internet based products, as well as increased distribution costs associated with the higher sales volumes.

     Partially offsetting investments in e-commerce initiatives in the first quarter of 2000 (which totaled $2.5 million in the Information and Learning and Publishing Services businesses), were gains on sales of assets of $1.4 million related to the sale of:

- a portion of the Company's investment in its affiliate
(bigchalk.com) resulting from the exercise of stock options granted to employees (gain on sale of $.9 million), and

- the Company's investment in an entity acquired by bigchalk.com in exchange for additional common stock of bigchalk.com (gain of $.5 million).

     Earnings from continuing operations before interest, income taxes, equity in earnings of affiliate, and cumulative effect of a change in accounting principle increased $1.7 million, or 35%, to $6.7 million in the first quarter of 2000 resulting from the increased sales and leveraged operating costs/expenses (despite investing in e-commerce related initiatives). EBITDA (which adds back depreciation and amortization - including $3.2 million in acquisition amortization) increased $4.1 million, or 26%, to $19.8 million in the first quarter of 2000.

     Net interest expense increased $2.2 million, or 64%, to $5.6 million in the first quarter of 2000, primarily reflecting increased debt levels associated with funding acquisitions in the prior year.

     Income tax expense decreased in the first quarter of 2000 as a result of the lower level of pretax profit, with the income tax rate remaining constant with the prior year.

     In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business from Infonautics, Inc., to form bigcalk.com, with the equity in bigchalk.com's loss equaling $3.7 million in the first quarter of 2000. Subsequent to both venture capital financing and the sale of the Company's investment in an entity acquired by bigchalk.com (in exchange for additional common stock) in the first quarter of 2000, the company owns approximately 46% of bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community.

     In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies/Imaging business and its financing subsidiary. Accordingly, the operating results of these businesses have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements. Net sales for these businesses decreased $5.4 million, or 4%, to $137.8 million in the first quarter of 2000. Although service revenues increased $6.2 million, or 9%, to $72.3 million (and represent 52% of first quarter sales) due to both an expanded customer base and increased pricing as well as the acquisition of the service business of TAB Products Company in the second quarter of 1999, such increase was more than offset by lower equipment sales in the current year. Earnings before restructuring charges, interest and income taxes decreased $1.3 million, or 13%, to $8.2 million resulting from the lower sales volumes. A further restructuring charge of $3.6 million was recorded in the first quarter of 2000 primarily related to further personnel reductions/space consolidation in Europe.
Such restructuring charge was the primary cause of earnings from discontinued operations of $1.1 million in the first quarter of 2000 being $3.0 million below the prior year.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. As a result of this pronouncement (which became effective in the current fiscal year), the Company has modified its accounting for new on-line subscriptions in the Information and Learning business. Previously, revenue for new on-line subscriptions was recognized during the initial subscription period proportional to costs incurred, in order to yield a constant gross profit percentage throughout the subscription period. Consistent with the new SEC guidelines, such revenues are now recognized equally throughout the initial subscription period, with appropriate cost deferral. The cumulative effect of adopting this change in accounting principle of $5.6 million was recognized as of the beginning of the current fiscal year.

     Cash provided by operations was $8.0 million in the first quarter of 2000, versus cash used by operations of $1.4 million in the prior year. As a result of the cash provided by operations together with proceeds from asset sales/stock issuance which were partially offset by capital expenditures, debt (net of cash and cash equivalents) decreased by $1.2 million, to $528.4 million in the first quarter of 2000.

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

Item 3.
------

   Quantitative and Qualitative Disclosures About Market Risk
   ----------------------------------------------------------

     There have been no material changes in the Company's market risk during the quarter ended April 1, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's annual report for the fiscal year ended January 1, 2000.


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


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------
  (a)  Exhibits:

       Index Number             Description
       ------------             -----------

       (27.1)                   Financial Data Schedule for Q1 2000,
                                and restated for Q1 1999.



  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended April 1, 2000.

                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2000              BELL & HOWELL COMPANY





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