Form 10-Q
period 2000-07-01
BELL & HOWELL CO/
filed 2000-08-14
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
   July 1, 2000                             1-3246


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of August 10, 2000 was 23,664,723.

                        TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Consolidated Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Twenty-Six Weeks Ended
             July 1, 2000 and July 3, 1999 ................    1

            Consolidated Balance Sheets - Assets at
             July 1, 2000 and January 1, 2000 .............    2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at July 1, 2000 and
             January 1, 2000 ..............................    3

            Consolidated Statements of Cash Flows for
             the Twenty-Six Weeks Ended July 1, 2000 and
             July 3, 1999 .................................    4

            Notes to the Consolidated Financial
             Statements ...................................    5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................   10

  Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk .............................   14



PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ..............................   14

  Item 6.  Exhibits and Reports on Form 8-K ...............   14



SIGNATURE PAGE ............................................   15

                                 Bell & Howell Company and Subsidiaries
                                 Consolidated Statements of Operations
                         (Dollars and shares in thousands, except per share data)
                                                 (Unaudited)
                                                                Thirteen Weeks          Twenty-Six Weeks
                                                                    Ended                    Ended
                                                            ----------------------    ---------------------
                                                              July 1,     July 3,      July 1,     July 3,
                                                               2000        1999         2000        1999
                                                             ---------   ---------    ---------   ---------
Net sales ...............................................   $  95,132   $  90,875    $ 181,093   $ 170,894
Cost of sales ...........................................      47,833      46,956       95,159      89,474
Research and development expense ........................       4,141       5,247        8,510       9,830
Selling and administrative expense ......................      31,449      27,221       60,345      55,151
Gains on sales of assets ................................      (1,395)         --       (2,751)         --
Restructuring charges ...................................       1,233          --        1,233          --
                                                             --------    --------     --------    --------
Earnings from continuing operations before interest,
 income taxes, equity in earnings (loss) of affiliate and
 cumulative effect of a change in accounting principle ..      11,871      11,451       18,597      16,439
Net interest expense:
Interest income .........................................          --        (350)        (272)       (772)
Interest expense ........................................       5,255       3,684       11,128       7,529
                                                             --------    --------     --------    --------
Net interest expense ....................................       5,255       3,334       10,856       6,757
Earnings from continuing operations before income taxes,
 equity in earnings (loss) of affiliate and cumulative
 effect of a change in accounting principle .............       6,616       8,117        7,741       9,682
Income tax expense ......................................       2,646       3,247        3,096       3,873
Equity in earnings (loss) of affiliate ..................      (5,051)         --       (8,772)         --
                                                             --------    --------     --------    --------
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..      (1,081)      4,870       (4,127)      5,809
Earnings (loss) from discontinued operations ............        (388)      7,138          743      11,275
Cumulative effect of a change in accounting principle ...          --          --       (5,628)         --
                                                             --------    --------     --------    --------
Net earnings (loss) .....................................   $  (1,469)  $  12,008    $  (9,012)  $  17,084
                                                             ========    ========     ========    ========
Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..   $   (0.04)  $    0.21    $   (0.17)  $    0.25
Earnings from discontinued operations ...................       (0.02)       0.30         0.03        0.48
Cumulative effect of a change in accounting principle ...          --          --        (0.24)         --
                                                             --------    --------     --------    --------
Net earnings (loss) per common share ....................   $   (0.06)  $    0.51    $   (0.38)  $    0.73
                                                             ========    ========     ========    ========
Diluted:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..   $   (0.04)  $    0.20    $   (0.17)  $    0.25
Earnings from discontinued operations ...................       (0.02)       0.30         0.03        0.47
Cumulative effect of a change in accounting principle ...          --          --        (0.24)         --
                                                             --------    --------     --------    --------
Net earnings (loss) per common share ....................   $   (0.06)  $    0.50    $   (0.38)  $    0.72
                                                             ========    ========     ========    ========
Average number of common shares and equivalents outstanding:
Basic ...................................................      23,680      23,600       23,679      23,488
Diluted .................................................      23,734      23,949       23,811      23,827

                        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements

                             Bell & Howell Company and Subsidiaries
                                     Consolidated Balance Sheets
                                       (Dollars in thousands)
                                            (Unaudited)

                                               Assets


                                                          July 1,       January 1,
                                                           2000            2000
                                                       ----------     -----------
Current assets:
Cash and cash equivalents ........................      $  13,882       $   4,773
Accounts receivable ..............................         64,421          72,118
Inventory ........................................          8,326           9,302
Other current assets .............................         10,272           8,898
                                                         --------        --------
Total current assets .............................         96,901          95,091

Property, plant and equipment, at cost ...........        379,801         363,380
Accumulated depreciation .........................       (253,839)       (237,061)
                                                         --------        --------
Net property, plant and equipment ................        125,962         126,319
Long-term receivables ............................         16,807          15,371
Goodwill, net of accumulated amortization ........        222,418         224,809
Net assets of discontinued operations ............        260,689         278,524
Other assets .....................................         45,558          46,505
                                                         --------        --------
Total assets .....................................      $ 768,335       $ 786,619
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

                           Bell & Howell Company and Subsidiaries
                                 Consolidated Balance Sheets
                               (Dollars and shares in thousands)
                                         (Unaudited)


                             Liabilities and Shareholders' Equity


                                                              July 1,        January 1,
                                                               2000             2000
                                                           ------------    -------------
Current liabilities:
Notes payable ...........................................   $  14,186        $  25,646
Current maturities of long-term debt ....................         598            1,916
Accounts payable ........................................      31,671           37,632
Accrued expenses ........................................      28,590           34,295
Deferred income .........................................      88,730          107,638
                                                             --------         --------
Total current liabilities ...............................     163,775          207,127

Long-term liabilities:
Long-term debt ..........................................     541,551          506,783
Other liabilities .......................................      71,577           72,990
                                                             --------         --------
Total long-term liabilities .............................     613,128          579,773

Shareholders' equity:
Common Stock, $.001 par value, 24,069 shares issued
 and 23,662 shares outstanding at July 1, 2000,
 and 23,969 shares issued and 23,632 shares outstanding
 at January 1, 2000 .....................................          24               24
Capital surplus .........................................     156,324          153,654
Notes receivable from executives ........................      (2,169)          (1,544)
Retained earnings (deficit) .............................    (152,221)        (143,209)
Cumulative foreign exchange translation adjustments .....        (206)            (414)
Treasury stock ..........................................     (10,320)          (8,792)
                                                             --------         --------
Total shareholders' equity (deficit) ....................      (8,568)            (281)
                                                             --------         --------
Total liabilities and shareholders' equity ..............   $ 768,335        $ 786,619
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

                                Bell & Howell Company and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                         (Dollars in thousands)
                                               (Unaudited)

                                                               Twenty-Six Weeks Ended
                                                              ------------------------
                                                               July 1,         July 3,
                                                                2000            1999
                                                              --------        --------
Operating Activities:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..     $ (4,127)       $  5,809
Depreciation and amortization ...........................       26,746          21,841
Changes in operating assets and liabilities:
Accounts receivable .....................................        6,225          10,850
Inventory ...............................................          914             238
Other current assets ....................................          445           2,307
Long-term receivables ...................................       (1,436)         (3,024)
Income taxes ............................................          634            (702)
Accounts payable ........................................       (6,081)         (3,816)
Accrued expenses ........................................       (2,623)         (9,764)
Deferred income and other long-term liabilities .........      (30,926)        (27,334)
Other, net ..............................................         (857)         (3,290)
                                                               -------         -------
Net cash used by continuing operations ..................      (11,086)         (6,885)
Net cash provided by discontinued operations ............       24,158           3,118
                                                               -------         -------
Net cash provided (used) by operating activities ........       13,072          (3,767)

Investing activities:
Expenditures for property, plant and equipment ..........      (23,981)        (21,387)
Acquisitions ............................................       (5,150)        (33,548)
Proceeds from asset sales ...............................        2,551              --
                                                               -------         -------
Net cash used by investing activities ...................      (26,580)        (54,935)

Financing activities:
Proceeds from short-term debt ...........................        7,859           7,411
Repayment of short-term debt ............................      (18,142)         (3,279)
Proceeds from long-term debt ............................       35,554          48,534
Repayment of long-term debt .............................       (2,104)         (8,582)
Proceeds from Common Stock, net .........................          548           8,088
                                                               -------         -------
Net cash provided by financing activities ...............       23,715          52,172

Effect of exchange rate changes on cash .................       (1,098)           (830)
                                                               -------         -------
Increase (decrease) in cash and cash equivalents ........        9,109          (7,360)

Cash and cash equivalents, beginning of period ..........        4,773          18,074
                                                               -------         -------
Cash and cash equivalents, end of period ................     $ 13,882        $ 10,714
                                                               =======         =======


               The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.



                                 -4-
<PAGE

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


Note 2 - Significant Accounting Policies

Inventory. The Company uses the last-in, first-out ("LIFO") method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of LIFO inventory values over replacement cost was approximately $2,800 at July 1, 2000, and January 1, 2000. The components of inventory are shown in the table below as of the dates indicated:

                                                July 1,      January 1,
                                                 2000           2000
                                              ----------     ----------
     Finished products ....................    $  2,863       $  3,400
     Products in process and materials ....       5,463          5,902
                                                -------        -------
     Total inventory ......................    $  8,326       $  9,302
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

                                            Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                            ---------------------     ----------------------
                                            July 1,       July 3,      July 1,       July 3,
                                             2000          1999         2000          1999
                                            -------       -------      -------       -------
     Basic ................................  23,680        23,600       23,679        23,488
     Dilutive effect of stock options .....      54           349          132           339
                                             ------        ------       ------        ------
     Diluted ..............................  23,734        23,949       23,811        23,827
                                             ======        ======       ======        ======

Earnings per common share from continuing operations in fiscal
2000 includes the impact of restructuring charges and the Company's equity investment in its affiliate, bigchalk.com:

Diluted Earnings Per Common Share from Continuing Operations before
Cumulative Effect of a Change in Accounting Principle
Earnings before restructuring charges and
 equity in earnings (loss) of affiliate ... $  .20       $    .20      $  .23        $   .25

Restructuring charges .....................   (.03)            --        (.03)            --

Equity in earnings (loss) of affiliate ....   (.21)            --        (.37)            --
                                             -----         ------       -----          -----
Earnings per common share .................   (.04)           .20        (.17)           .25
                                             =====         ======       =====          =====

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

Results from discontinued operations are shown in the table below for the periods indicated:

                                           Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                          ----------------------    ----------------------
                                            July 1,      July 3,      July 1,      July 3,
                                             2000         1999         2000          1999
                                           --------     --------     --------     --------
 Net sales ..............................  $131,620     $157,817     $269,444     $300,994

 Earnings before restructuring charges,
  interest and income taxes .............     3,824       14,549       12,031       24,034
 Restructuring charges ..................     2,064           --        5,640           --
 Interest expense, net ..................     2,407        2,653        5,153        5,243
                                            -------      -------      -------      -------
 Earnings (loss) before income taxes ....      (647)      11,896        1,238       18,791
 Income tax expense (benefit) ...........      (259)       4,758          495        7,516
                                            -------      -------      -------      -------
 Earnings (loss) from discontinued
  operations ............................  $   (388)    $  7,138     $    743     $ 11,275
                                            =======      =======      =======      =======


Note 4 - Sales of Assets

Gains on sales of assets in the first half of fiscal 2000 include:
- the sale of a portion of the Company's investment in its affiliate (bigchalk.com) resulting from the exercise of stock options granted to employees
  (proceeds of $1,156 and gain on sale of $867),

- the sale of the Company's investment in an entity acquired by bigchalk.com in exchange for additional common stock in bigchalk.com (with a value of $4,935 and a resulting gain on sale of $489), and

- additional proceeds related to the sale in 1999 of vacant land which was adjacent to one of the Company's manufacturing operations (additional proceeds/gain on sale of $1,395).

Note 5 - Restructuring

In December 1999, the Company announced a plan to restructure and consolidate certain of its operations, which resulted in the Company recording a charge of $36,765 ($28,277 after-tax). In the first half of fiscal 2000, further restructuring charges of $6,873 ($4,124 after-tax) were recorded primarily for severance cost and future lease obligations related to the businesses to be divested (see Note 3 to the Consolidated Financial Statements). The restructuring plan will be substantially completed over the next twelve months, with the details of the restructuring charges as follows:

                                          Twenty-Six Weeks Ended July 1, 2000
                             Balance      -----------------------------------     Balance
                          January 1, 2000    Restruct.         Utilized         July 1, 2000
                                              Charge        Cash     Noncash
                          ---------------    --------      -------   --------  -------------
Continuing Operations
---------------------
Severance ................   $ 5,905         $   747       $ 1,566   $    --      $ 5,086
Obligations under various
noncancellable leases ...      4,600              --            --        --        4,600
Business separation costs         --             486           486        --           --
                              ------          ------        ------    ------       ------
Continuing Operations ....    10,505           1,233         2,052        --        9,686


Discontinued Operations
Severance ................     4,411           3,321         4,011        --        3,721
Asset impairment costs ...    18,742             255           255    18,742           --
Obligations under various
noncancellable leases ...      3,107           2,064         1,139        --        4,032
                              ------          ------        ------    ------       ------
Discontined Operations ..     26,260           5,640         5,405    18,742        7,753
                              ------          ------        ------    ------       ------
Total Company ............   $36,765         $ 6,873       $ 7,457   $18,742      $17,439
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

Note 6 - Cumulative Effect of a Change in Accounting Principle

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. As a result of this pronouncement, the Company has modified its accounting for new on-line subscriptions in the Information and Learning business. Previously, revenue for new on-line subscriptions was recognized during the initial subscription period in proportion to costs incurred, in order to yield a constant gross profit percentage throughout the subscription period. Consistent with the new SEC guidelines, such revenues are now recognized equally throughout the initial subscription period, with appropriate cost deferral. The cumulative effect of adopting this change in accounting principle of $5,628 was recognized as of the beginning of fiscal 2000.


Note 7 - Comprehensive Income

The components of comprehensive income for the Company include net earnings and unrealized gains and losses relating to the translation of foreign currency balance sheets. Comprehensive income is shown in the table below for the periods indicated:

                                             Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                             --------------------     ----------------------
                                              July 1,     July 3,       July 1,     July 3,
                                               2000        1999          2000        1999
                                              -------     -------       -------     -------
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle ....................... $(1,081)    $ 4,870       $(4,127)    $ 5,809
Earnings (loss) from discontinued operations     (388)      7,138           743      11,275
Cumulative effect of a change in accounting
 principle ..................................      --          --        (5,628)         --
                                               ------      ------        ------      ------
Net earnings (loss) .........................  (1,469)     12,008        (9,012)     17,084

Other comprehensive income (loss):
Foreign currency translation adjustments ....    (446)     (1,312)       (1,710)     (3,357)
                                               ------      ------        ------      ------
Comprehensive income (loss) ................. $(1,915)    $10,696      $(10,722)    $13,727
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


Results of Operations
---------------------
First Half 2000 Compared to First Half 1999
-------------------------------------------

The Company's net sales from continuing operations increased $10.2 million, or 6%, to $181.1 million in the first half of 2000, resulting from strong sales growth of the Information and Learning business. Net sales of the Information and Learning business increased $13.4 million, or 14%, to $106.2 million due to a growing electronic subscription base, and reflects the acquisition of Chadwyck-Healey (a leading provider of humanities and social service reference and research publications for the academic, professional and library markets) in the fourth quarter of 1999. Sales of electronic content (adjusted to reflect consistent revenue recognition for new on-line subscriptions) increased 40%, with the electronic subscription base continuing to reflect strong sales of ProQuest (the Company's internet based product offering), which was partially offset by lower CD-ROM/tape subscriptions as customers migrate to on-line delivery of information via the internet. Net sales of the more traditional microfilm and paper products (which represent 46% of Information and Learning first half 2000 sales) were constant versus the prior year as increased pricing was offset by lower unit volumes.

Net sales of the Publishing Services business decreased $3.2 million, or 4%, to $74.9 million in the first half of 2000 as increased sales of dealer management systems to powersports dealerships and increased sales of performance database products were more than offset by lower sales of electronic parts catalogs and ancillary products to automotive dealerships. The adverse prior year comparison for automotive sales is impacted by a strong first half of 1999, an announcement by Chrysler to eventually produce their own electronic parts catalog (which has slowed both sales and renewals with Chrysler dealerships), and lower hardware sales in the current year (as the former proprietary hardware systems have been previously replaced). As the hardware products were at modest gross margins, the lower hardware sales had minimal impact on profitability. Despite the modest sales decline in the current year, the installed base of systems continues to grow in the mid-teens and now exceeds 30,000 sites worldwide.

The Company's cost of sales increased $5.7 million, or 6% to $95.2 million in the first half of 2000, with the gross profit (net sales less cost of sales) percentage essentially constant at 47.5% as the impact of a more profitable product mix was offset by additional costs to provide increased data center capacity for ProQuest to accommodate current/future sales growth opportunities.

Research and development expense decreased $1.3 million, or 13%, to $8.5 million in the first half of 2000 as the prior year reflected additional Y2K and ProQuest product development costs. The Company continually seeks to take advantage of new product/technology opportunities (with a continued emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include investments in a variety of e-commerce initiatives, expenses for database and software development, information delivery systems and other electronic devices for the Information and Learning and Publishing Services businesses.

Selling and administrative expense increased $5.2 million, or 9%, to $60.3 million in the first half of 2000, reflecting additional sales/marketing resources to capitalize on the sales growth opportunities from internet based products, as well as increased distribution costs associated with the higher sales volumes.

Partially offsetting investments in e-commerce initiatives in the first half of 2000 (which totaled $5.8 million in the Information and Learning and Publishing Services businesses), were gains on sales of assets of $2.8 million related to:

- the sale of a portion of the Company's investment in its affiliate (bigchalk.com) resulting from the exercise of stock options granted to employees (gain of $.9 million),

- the sale of the Company's investment in an entity acquired by bigchalk.com in exchange for additional common stock of bigchalk.com (gain of $.5 million), and

- additional proceeds related to the sale in 1999 of vacant land adjacent to one of the Company's manufacturing operations (gain of $1.4 million).

Related to the restructuring plan (which commenced in December
1999), additional restructuring charges for the Company's continuing operations of $1.2 million were incurred in the first half of 2000 related to severance and business separation costs.

Earnings from continuing operations before interest, income taxes, equity in earnings of affiliate, and cumulative effect of a change in accounting principle increased $2.2 million, or 13%, to $18.6 million in the first half of 2000 resulting from the higher sales volumes and gains on asset sales (which were partially offset by investments in e-commerce related initiatives and incurring the aforementioned further restructuring costs). EBITDA (which adds back restructuring costs, and depreciation and amortization - including $4.2 million in acquisition amortization) increased $8.3 million, or 22%, to $46.4 million in the first half of 2000.

Net interest expense increased $4.1 million, or 61%, to $10.9 million in the first half of 2000, primarily reflecting increased debt levels associated with funding acquisitions in the prior year.

Income tax expense decreased in the first half of 2000 as a result of the lower level of pretax profit, with the income tax rate remaining constant with the prior year.

In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business of Infonautics, Inc., to form bigcalk.com, with the equity in bigchalk.com's loss equaling $8.8 million in the first half of 2000. Subsequent to both venture capital financing and the sale of the Company's investment in an entity acquired by bigchalk.com (in exchange for additional common stock) in the first half of 2000, the company owns approximately 43% of bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community.

In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies/Imaging business and its financing subsidiary. Accordingly, the operating results of these businesses have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements. Net sales for these businesses decreased $31.6 million, or 10%, to $269.4 million in the first half of 2000. Although service revenues increased $11.7 million, or 9%, to $142.0 million (and represent 53% of first half sales) due to both an expanded customer base and increased pricing as well as the acquisition of the service business of TAB Products Company in the second quarter of 1999, such increase was more than offset by lower equipment sales in the current year. While equipment sales have declined, order intake momentum has strengthened in the second quarter, which has resulted in an increased backlog. Earnings before restructuring charges, interest and income taxes decreased $12.0 million, or 50%, to $12.0 million resulting from the lower sales volumes and reflecting certain non-recurring expense items.
 A further restructuring charge of $5.6 million was recorded in the first half of 2000 primarily related to further personnel reductions/space consolidation in Europe.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. As a result of this pronouncement, the Company has modified its accounting for new on-line subscriptions in the Information and Learning business. Previously, revenue for new on-line subscriptions was recognized during the initial subscription period in proportion to costs incurred, in order to yield a constant gross profit percentage throughout the subscription period. Consistent with the new SEC guidelines, such revenues are now recognized equally throughout the initial subscription period, with appropriate cost deferral. The cumulative effect of adopting this change in accounting principle of $5.6 million was recognized as of the beginning of the current fiscal year.

Cash provided by operations was $13.1 million in the first half of 2000, versus cash used by operations of $3.8 million in the prior year. Primarily as a result of capital expenditures/acquisitions and seasonal working capital requirements, debt (net of cash and cash equivalents) increased by $12.9 million, to $542.5 million in the first half of 2000.

Recently Issued Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)
No. 133, Accounting for Derivative Instruments and Hedging Activities, the effective date of which was postponed until 2001 per SFAS No. 137. This statement, which provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities will not have a material impact on the Company's financial results.

Item 3.
------

   Quantitative and Qualitative Disclosures About Market Risk
   ----------------------------------------------------------

There have been no material changes in the Company's market risk during the quarter ended July 1, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the
Company's annual report for the fiscal year ended January 1, 2000.


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


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)  Exhibits:

       Index Number          Description
       ------------          -----------

         EX-27.1             Financial Data Schedule for Q2 2000,
                             and restated for Q2 1999




  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended July 1, 2000.

                             SIGNATURES
                             ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2000              BELL & HOWELL COMPANY





                                   /s/ James P. Roemer
                                   ---------------------------
                                   James P. Roemer
                                   Chairman of the Board
                                   of Directors, President and
                                   Chief Executive Officer


                                   /s/ Nils A. Johansson
                                   ---------------------------
                                   Nils A. Johansson
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Director