Form 10-Q
period 2000-09-30
BELL & HOWELL CO/
filed 2000-11-14
CIK 215219

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                Commission file number
 September 30, 2000                          1-3246


                     BELL & HOWELL COMPANY
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         36-3580106
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)

5215 Old Orchard Road, Skokie, Illinois          60077-1076
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of November 9, 2000 was 23,639,734.

                        TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----
  Item 1.  Consolidated Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Thirty-Nine Weeks Ended
             September 30, 2000 and October 2, 1999 .......    1

            Consolidated Balance Sheets - Assets at
             September 30, 2000 and January 1, 2000 .......    2

            Consolidated Balance Sheets - Liabilities
             and Shareholders' Equity at September 30, 2000
             and January 1, 2000 ..........................    3

            Consolidated Statements of Cash Flows for
             the Thirty-Nine Weeks Ended September 30, 2000
             and October 2, 1999 ..........................    4

            Notes to the Consolidated Financial
             Statements ...................................    5

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................   10

  Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk .............................   15



PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ..............................   15

  Item 6.  Exhibits and Reports on Form 8-K ...............   15



SIGNATURE PAGE ............................................   16

                                Bell & Howell Company and Subsidiaries
                                 Consolidated Statements of Operations
                        (Dollars and shares in thousands, except per share data)
                                              (Unaudited)
                                                              Thirteen Weeks          Thirty-Nine Weeks
                                                                  Ended                     Ended
                                                           ---------------------    ---------------------
                                                             Sep. 30,     Oct. 2,     Sep. 30,     Oct. 2,
                                                              2000        1999         2000        1999
                                                           ---------   ---------    ---------   ---------
Net sales ..............................................   $  94,087   $  86,519    $ 275,180   $ 257,413
Cost of sales ..........................................      46,534      44,641      141,693     134,115
Research and development expense .......................       4,943       4,660       13,453      14,490
Selling and administrative expense .....................      28,413      25,585       88,758      80,736
Gains on sales of assets ...............................          --          --       (2,751)         --
Restructuring charges ..................................       1,194          --        2,427          --
                                                            --------    --------     --------    --------
Earnings from continuing operations before interest,
 income taxes, equity in earnings (loss) of affiliate and
 cumulative effect of a change in accounting principle ..     13,003      11,633       31,600      28,072
Net interest expense:
Interest income .........................................       (358)     (3,151)        (630)     (3,923)
Interest expense ........................................      5,564       3,761       16,692      11,290
                                                            --------    --------     --------    --------
Net interest expense ....................................      5,206         610       16,062       7,367
Earnings from continuing operations before income taxes,
 equity in earnings (loss) of affiliate and cumulative
 effect of a change in accounting principle .............      7,797      11,023       15,538      20,705

Income tax expense ......................................      3,119       4,409        6,215       8,282
Equity in earnings (loss) of affiliate ..................     (5,573)         --      (14,345)         --
                                                            --------    --------     --------    --------
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..       (895)      6,614       (5,022)     12,423
Earnings from discontinued operations ...................      3,282       6,362        4,025      17,637
Cumulative effect of a change in accounting principle ...         --          --       (5,628)         --
                                                            --------    --------     --------    --------
Net earnings (loss) .....................................  $   2,387   $  12,976    $  (6,625)  $  30,060
                                                            ========    ========     ========    ========
Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..  $   (0.04)  $    0.28    $   (0.21)  $    0.53
Earnings from discontinued operations ...................       0.14        0.27         0.17        0.75
Cumulative effect of a change in accounting principle ...         -           --        (0.24)         --
                                                            --------    --------     --------    --------
Net earnings (loss) per common share ....................  $    0.10   $    0.55    $   (0.28)  $    1.28
                                                            ========    ========     ========    ========
Diluted:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..  $   (0.04)  $    0.28    $   (0.21)  $    0.52
 Earnings from discontinued operations ...................      0.14        0.26         0.17        0.74
Cumulative effect of a change in accounting principle ...         --          --        (0.24)         --
                                                            --------    --------     --------    --------
Net earnings (loss) per common share ....................  $    0.10   $    0.54    $   (0.28)  $    1.26
                                                            ========    ========     ========    ========
Average number of common shares and equivalents outstanding:
Basic ...................................................     23,671      23,669       23,685      23,548
Diluted .................................................     23,700      23,953       23,764      23,870

                       The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                              Bell & Howell Company and Subsidiaries
                                      Consolidated Balance Sheets
                                       (Dollars in thousands)
                                              (Unaudited)


                                               Assets

                                                       September 30,    January 1,
                                                           2000            2000
                                                     ------------    ------------
Current assets:
Cash and cash equivalents ........................      $   7,483       $   4,773
Accounts receivable ..............................         61,669          72,118
Inventory ........................................          8,705           9,302
Other current assets .............................         10,197           8,898
                                                         --------        --------
Total current assets .............................         88,054          95,091

Property, plant and equipment, at cost ...........        387,524         363,380
Accumulated depreciation .........................       (261,034)       (237,061)
                                                         --------        --------
Net property, plant and equipment ................        126,490         126,319
Long-term receivables ............................         16,966          15,371
Goodwill, net of accumulated amortization ........        219,064         224,809
Net assets of discontinued operations ............        262,439         278,524
Other assets .....................................         46,481          46,505
                                                         --------        --------
Total assets .....................................      $ 759,494       $ 786,619
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

                           Bell & Howell Company and Subsidiaries
                                 Consolidated Balance Sheets
                              (Dollars and shares in thousands)
                                         (Unaudited)

                             Liabilities and Shareholders' Equity

                                                           September 30,      January 1,
                                                               2000             2000
                                                           -------------    -------------
Current liabilities:
Notes payable ...........................................   $  17,383        $  25,646
Current maturities of long-term debt ....................         486            1,916
Accounts payable ........................................      32,606           37,632
Accrued expenses ........................................      32,007           34,295
Deferred income .........................................      75,962          107,638
                                                             --------         --------
Total current liabilities ...............................     158,444          207,127

Long-term liabilities:
Long-term debt ..........................................     530,321          506,783
Other liabilities .......................................      76,271           72,990
                                                             --------         --------
Total long-term liabilities .............................     606,592          579,773

Shareholders' equity:
Common Stock, $.001 par value, 24,084 shares issued
 and 23,640 shares outstanding at October 1, 2000,
 and 23,969 shares issued and 23,632 shares outstanding
 at January 1, 2000 .....................................          24               24
Capital surplus .........................................     156,614          153,654
Notes receivable from executives ........................      (1,123)          (1,544)
Retained earnings (deficit) .............................    (149,834)        (143,209)
Cumulative foreign exchange translation adjustments .....          --             (414)
Treasury stock ..........................................     (11,223)          (8,792)
                                                             --------         --------
Total shareholders' equity (deficit) ....................      (5,542)            (281)
                                                             --------         --------
Total liabilities and shareholders' equity ..............   $ 759,494        $ 786,619
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

                                Bell & Howell Company and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                         (Dollars in thousands)
                                               (Unaudited)

                                                               Thirty-Nine Weeks Ended
                                                              ------------------------
                                                               Sep. 30,         Oct 2,
                                                                2000            1999
                                                              --------        --------
Operating Activities:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..     $ (5,022)       $ 12,423
Depreciation and amortization ...........................       38,598          32,358
Changes in operating assets and liabilities:
Accounts receivable .....................................        9,407         (17,143)
Inventory ...............................................          491           1,081
Other current assets ....................................          924              (7)
Long-term receivables ...................................       (1,595)         (3,914)
Income taxes ............................................        4,930           3,159
Accounts payable ........................................       (5,041)         (4,974)
Accrued expenses ........................................           24          (7,097)
Deferred income and other long-term liabilities .........      (42,811)          8,121
Other, net ..............................................       (2,764)         (8,773)
                                                               -------         -------
Net cash provided (used) by continuing operations .......       (2,859)         15,234
Net cash provided (used) by discontinued operations .....       31,031          (1,049)
                                                               -------         -------
Net cash provided by operating activities ...............       28,172          14,185

Investing activities:
Expenditures for property, plant and equipment ..........      (35,679)        (33,807)
Acquisitions ............................................       (7,484)        (34,172)
Proceeds from asset sales ...............................        2,551              --
                                                               -------         -------
Net cash used by investing activities ...................      (40,612)        (67,979)

Financing activities:
Proceeds from short-term debt ...........................       12,600          12,508
Repayment of short-term debt ............................      (18,819)         (7,750)
Proceeds from long-term debt ............................       37,058          63,069
Repayment of long-term debt .............................      (14,950)        (32,480)
Proceeds from Common Stock, net .........................          976           9,066
                                                               -------         -------
Net cash provided by financing activities ...............       16,865          44,413

Effect of exchange rate changes on cash .................       (1,715)           (448)
                                                               -------         -------
Increase (decrease) in cash and cash equivalents ........        2,710          (9,829)

Cash and cash equivalents, beginning of period ..........        4,773          18,074
                                                               -------         -------
Cash and cash equivalents, end of period ................     $  7,483        $  8,245
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

As a result of the Company's adoption of a plan in the first quarter of fiscal 2000 to divest its Mail and Messaging
Technologies and Imaging businesses and its financing subsidiary
(see Note 3 to the Consolidated Financial Statements), the
Company now operates in one reportable business segment.

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


Note 2 - Significant Accounting Policies

Inventory. The Company uses the last-in, first-out ("LIFO") method of valuing the majority of its domestic inventory. Use of the LIFO method is predicated on a determination of inventory quantities and costs at the end of each fiscal year, and therefore interim determinations of LIFO inventory values and results of operations are by necessity based on management's estimates of expected year-end inventory quantities and costs. The excess of LIFO inventory values over replacement cost was approximately $2,800 at September 30, 2000, and January 1, 2000. The components of inventory are shown in the table below as of the dates indicated:

                                              September 30,      January 1,
                                                  2000             2000
                                              -------------     -----------
     Finished products ....................    $  3,306          $  3,400
     Products in process and materials ....       5,399             5,902
                                                -------           -------
     Total inventory ......................    $  8,705          $  9,302
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

                                           Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                           --------------------      -----------------------
                                           Sep. 30,     Oct. 2,      Sep. 30,       Oct. 2,
                                             2000        1999          2000          1999
                                           -------     -------       -------       -------
     Basic ...............................  23,671      23,669        23,685        23,548
     Dilutive effect of stock options ....      29         284            79           322
                                            ------      ------        ------        ------
     Diluted .............................  23,700      23,953        23,764        23,870
                                            ======      ======        ======        ======

Earnings per common share from continuing operations in fiscal
2000 includes the impact of restructuring charges and the Company's equity investment in its affiliate, bigchalk.com:

Diluted Earnings Per Common Share from Continuing Operations before
Cumulative Effect of a Change in Accounting Principle
-------------------------------------------------------------------
Earnings before restructuring charges and
 equity in earnings (loss) of affiliate ... $  .23     $   .28        $  .45        $  .52

Restructuring charges .....................   (.03)         --          (.06)           --
Equity in earnings (loss) of affiliate ....   (.24)         --          (.60)           --
                                             -----      ------         -----         -----
Earnings (loss) per common share .......... $ (.04)        .28          (.21)          .52
                                             =====      ======         =====         =====


Note 3 - Discontinued Operations

In the first quarter of fiscal 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results and net assets of these businesses have been segregated from the Company's continuing operations. The Consolidated Statements of Operations separately reflect the earnings of these businesses, which includes an allocation of the Company's interest expense. The Consolidated Balance Sheets separately reflect the net assets of these businesses as a non-current asset.

Results from discontinued operations are shown in the table below for the periods indicated:

                                           Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                          ----------------------    ----------------------
                                           Sept. 30,     Oct. 2,     Sept. 30,     Oct. 2,
                                             2000         1999         2000         1999
                                           --------     --------     --------     --------
 Net sales ..............................  $143,814     $151,798     $413,258     $452,792

 Earnings before restructuring charges,
  interest and income taxes .............    10,390       13,182       22,421       37,216
 Restructuring charges ..................     1,734           --        7,374           --
 Interest expense, net ..................     3,185        2,578        8,338        7,821
                                            -------      -------      -------      -------
 Earnings before income taxes ...........     5,471       10,604        6,709       29,395
 Income tax expense .....................     2,189        4,242        2,684       11,758
                                            -------      -------      -------      -------
 Earnings from discontinued operations ..  $  3,282     $  6,362    $   4,025     $ 17,637
                                            =======      =======      =======      =======

In October 2000, the Company announced an agreement to sell its Imaging business to Eastman Kodak for approximately $150,000 in cash, with the proceeds used to reduce debt outstanding. Such sale is subject to obtaining regulatory approvals and is expected to close near the end of the current fiscal year.

Note 4 - Sales of Assets

Gains on sales of assets in the first nine months of fiscal 2000 include:
- the sale of a portion of the Company's investment in its affiliate (bigchalk.com) resulting from the exercise of stock options granted to employees
  (proceeds of $1,156 and gain on sale of $867),

- the sale of the Company's investment in an entity acquired by bigchalk.com in exchange for additional common stock in bigchalk.com (with a value of $4,935 and a resulting gain on sale of $489), and

- additional proceeds related to the sale in 1999 of vacant land which was adjacent to one of the Company's manufacturing operations (additional proceeds/gain on sale of $1,395).

Note 5 - Restructuring

In December 1999, the Company announced a plan to restructure and consolidate certain of its operations, which resulted in recording a charge of $36,765 ($28,277 after-tax). In the first nine months of fiscal 2000, further restructuring charges of $9,801 ($5,881 after-tax) were recorded primarily for severance cost and future lease obligations. The restructuring plan will be substantially completed over the next twelve months, with the details of the restructuring charges as follows:

                                                 Thirty-Nine Weeks Ended
                             Balance               September 30, 2000             Balance
                                             --------------------------------
                          January 1, 2000    Restruct.         Utilized       Sept. 30, 2000
                                              Charge        Cash     Noncash
                          ---------------    --------      -------   --------  -------------
Continuing Operations
Severance ................   $ 5,905         $   187       $ 2,287   $    --      $ 3,805
Obligations under various
noncancellable leases ...      4,600           1,445         1,100        --        4,945
Business separation costs         --             795           795        --           --
                              ------          ------        ------    ------       ------
Continuing Operations ....    10,505           2,427         4,182        --        8,750


Discontinued Operations
-----------------------
Severance ................     4,411           5,055         6,221        --        3,245
Asset impairment costs ...    18,742             255           255    18,742           --
Obligations under various
noncancellable leases ...      3,107           2,064         1,438        --        3,733
                              ------          ------        ------    ------       ------
Discontinued Operations .     26,260           7,374         7,914    18,742        6,978
                              ------          ------        ------    ------       ------
Total Company ............   $36,765         $ 9,801       $12,096   $18,742      $15,728
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


Note 7 - Comprehensive Income

The components of comprehensive income for the Company include net earnings and unrealized gains and losses relating to the translation of foreign currency balance sheets. Comprehensive income is shown in the table below for the periods indicated:

                                            Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                            --------------------     -----------------------
                                              Sep. 30,    Oct. 2,      Sep. 30,     Oct. 2,
                                               2000        1999          2000        1999
                                              -------    -------       -------     -------
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle ....................... $  (895)    $ 6,614       $(5,022)    $12,423
Earnings from discontinued operations .......   3,282       6,362         4,025      17,637
Cumulative effect of a change in accounting
 principle ..................................      --          --        (5,628)         --
                                               ------      ------        ------      ------
Net earnings (loss) .........................   2,387      12,976        (6,625)     30,060

Other comprehensive income (loss):
Foreign currency translation adjustments ....  (1,606)      2,209        (3,316)     (1,148)
                                               ------      ------        ------      ------
Comprehensive income (loss) ................. $   781     $15,185       $(9,941)    $28,912
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


Results of Operations
---------------------

Nine Months Year-to-Date 2000 Compared to Nine Months
-----------------------------------------------------
Year-to-Date 1999
-----------------

The Company's net sales from continuing operations increased $17.8 million, or 7%, to $275.2 million in the first nine months of 2000, resulting from strong sales growth of the Information and Learning business. Net sales of the Information and Learning business increased $19.8 million, or 14%, to $158.4 million due to a growing electronic subscription base, and reflects the acquisition of Chadwyck-Healey (a leading provider of humanities and social science reference and research publications for the academic, professional and library markets) in the fourth quarter of 1999. If the prior year sales were adjusted to reflect consistent revenue recognition for new on-line subscriptions and consistent treatment for the results of the Company's kindergarten through twelfth grade ("K-12") internet business (which was combined with the K-12 internet business of Infonautics, Inc. in December 1999 to form bigchalk.com), year-to-date sales growth increases to 19%. Sales of electronic content (on a comparable basis) increased 40%, with the electronic subscription base continuing to reflect strong sales of ProQuest TM (the Company's internet based product offering), which was partially offset by lower CD-ROM/tape subscriptions as customers migrate to on-line delivery of information via the internet. Net sales of the more traditional microfilm and paper products (which represent 44% of Information and Learning year-to-date 2000 sales) were slightly below the prior year as increased pricing was more than offset by lower unit volumes.

Net sales of the Publishing Services business decreased $2.0 million, or 2%, to $116.8 million in the first nine months of 2000 as increased sales of dealer management systems to powersports dealerships, increased sales of performance database products and increased micropublishing sales to select vertical markets, were more than offset by lower sales of electronic parts catalogs and ancillary products to automotive dealerships. The adverse prior year comparison for automotive sales is impacted by an announcement by Chrysler to eventually produce their own electronic parts catalog (which has slowed both sales and renewals with Chrysler dealerships), and lower hardware sales in the current year (as the former proprietary hardware systems, which were non-Y2K compliant, have been previously replaced). Despite the modest sales decline in the current year, the installed base of systems increased 8% and now exceeds 31,000 sites worldwide.

The Company's cost of sales increased $7.6 million, or 6% to $141.7 million in the first nine months of 2000, with the gross profit (net sales less cost of sales) percentage increasing by .6 percentage points to 48.5% reflecting a more profitable product mix, increased pricing, and improved leveraging of the ProQuest TM data center cost infrastructure.

Research and development expense decreased $1.0 million, or 7%, to $13.5 million in the first nine months of 2000 as the prior year reflected additional Y2K and ProQuest TM product development costs. The Company continually seeks to take advantage of new product/technology opportunities (with a continued emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include investments in a variety of e-commerce initiatives, expenses for database and software development, information delivery systems and other electronic devices for the Information and Learning and Publishing Services businesses.

Selling and administrative expense increased $8.0 million, or 10%, to $88.8 million in the first nine months of 2000, reflecting additional sales/marketing resources to capitalize on the sales growth opportunities from internet based products, as well as increased distribution costs associated with the higher sales volumes.

Current year operating expenses include significant investments in new e-commerce initiatives such as Xanedu TM (a product line which leverages Information and Learning's content to equip students and professors with electronic learning tools and applications), CollisionLink TM (a product which leverages Publishing Services' content to allow automotive dealerships to sell parts to collision/body shops), and Motorcycleworld.com (the Company's motorcycle portal focused on providing business-to-business and business-to-consumer services to the motorcycle market). Such investments totaled $10.2 million year-to-date.

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

Related to the restructuring plan (which commenced in December
1999), additional restructuring charges for the Company's continuing operations of $2.4 million were incurred in the first nine months of 2000 related to severance, obligations under non-cancelable leases for which no economic benefit will be subsequently realized, and business separation costs.

Earnings from continuing operations before interest, income taxes, equity in earnings of affiliate, and cumulative effect of a change in accounting principle increased $3.5 million, or 13%, to $31.6 million in the first nine months of 2000 resulting from the higher sales volumes, leveraged operating costs and expenses, and gains on asset sales (which were partially offset by the aforementioned investments in e-commerce related initiatives and restructuring costs). EBITDA (which adds back restructuring costs, and depreciation and amortization - including $6.3 million in acquisition amortization) increased $12.2 million, or 20%, to $72.3 million in the first nine months of 2000.

Net interest expense increased $8.7 million to $16.1 million in the first nine months of 2000, primarily reflecting increased debt levels associated with funding acquisitions in the prior year, and the impact of $3.0 million of interest income accrued in the prior year related to a favorable settlement with the Internal Revenue Service which resulted in an income tax refund with interest.

Income tax expense decreased in the first nine months of 2000 as a result of the lower level of pretax profit, with the income tax rate remaining constant with the prior year.

As previously mentioned, in December 1999, the Company combined its K-12 internet business with the K-12 internet business of Infonautics, Inc., to form bigcalk.com, with the equity in bigchalk.com's loss equaling $14.3 million in the first nine months of 2000. Subsequent to both venture capital financing and the sale of the Company's investment in an entity acquired by bigchalk.com (in exchange for additional common stock) in the first nine months of 2000, the Company owns approximately 43% of bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community.

In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results of these businesses have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements. Net sales for these businesses decreased $39.5 million, or 9%, to $413.3 million in the first nine months of 2000. Although service revenues increased $9.9 million, or 5%, to $208.8 million (and represent 51% of year-to-date 2000 sales) due to both an expanded customer base and increased pricing as well as the acquisition of the service business of TAB Products Company in the second quarter of 1999, such increase was more than offset by lower equipment sales in the current year. While equipment sales have declined, order intake momentum has strengthened in the second and third quarters, which has resulted in an increased backlog. Earnings before restructuring charges, interest and income taxes decreased $14.8 million to $22.4 million, resulting from the lower sales volumes and reflects certain non-recurring expense items. A further restructuring charge of $7.4 million was recorded in the first nine months of 2000 primarily related to further personnel reductions/space consolidation in Europe. In October 2000, the Company announced an agreement to sell its Imaging business to Eastman Kodak for approximately $150.0 million in cash, with the proceeds used to reduce debt outstanding. Such sale is subject to obtaining regulatory approvals and is expected to close near the end of the current fiscal year.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. As a result of this pronouncement, the Company has modified its accounting for new on-line subscriptions in the Information and Learning business. Previously, revenue for new on-line subscriptions was recognized during the initial subscription period in proportion to costs incurred, in order to yield a constant gross profit percentage throughout the subscription period. Consistent with the new SEC guidelines, such revenues are now recognized equally throughout the initial subscription period, with appropriate cost deferral. The cumulative effect of adopting this change in accounting principle of $5.6 million was recognized as of the beginning of the current fiscal year. In addition, pursuant to this SEC pronouncement, the Company plans to modify revenue recognition for its domestic automotive subscriptions in the Publishing Services business. Such impact (the cumulative effect of which will also be recognized as of the beginning of the current fiscal year, and which will serve to restate the current year results) will be reflected in the fourth quarter of 2000.

Cash provided by operations increased $14.0 million to $28.2 million in the first nine months of 2000. Primarily as a result of capital expenditures/acquisitions and seasonal working capital requirements, debt (net of cash and cash equivalents) increased by $11.1 million, to $540.7 million in the first nine months of 2000.


Recently Issued Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS)
No. 133, Accounting for Derivative Instruments and Hedging
Activities (which has been amended by SFAS No. 137 and 138), the effective date of which was postponed until 2001. This statement, which provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities will not have a material impact on the Company's financial results.

Item 3.
------

   Quantitative and Qualitative Disclosures About Market Risk
   ----------------------------------------------------------

There have been no material changes in the Company's market risk during the quarter ended September 30, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's annual report for the fiscal year ended January 1, 2000.


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


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)  Exhibits:

       Index Number             Description
       ------------             -----------

         EX-27.1                Financial Data Schedule for
                                Q3 2000, and restated for
                                Q3 1999


  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended September 30, 2000.

                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2000              BELL & HOWELL COMPANY





                                   /s/ James P. Roemer
                                   --------------------------
                                   James P. Roemer
                                   Chairman of the Board
                                   of Directors, President and
                                   Chief Executive Officer


                                   /s/ Nils A. Johansson
                                   --------------------------
                                   Nils A. Johansson
                                   Executive Vice President
                                   and Director