Form 10-K405
period 2000-12-30
BELL & HOWELL CO/
filed 2001-03-30
CIK 215219

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                       Commission file number
      December 30, 2000                                      1-3246

                             Bell & Howell Company
            (Exact Name of Registrant as Specified in its Charter)

              Delaware                                 36-3580106
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

300 North Zeeb Road, Ann Arbor, Michigan                48103-1553
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code (734) 761-4700

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

                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
     The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the per share closing price of $21.45 on March 16, 2001) was approximately $280 million.

     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of March 16, 2001 was 23,622,129.

                      Documents Incorporated By Reference
                      -----------------------------------
(1) Portions of the Registrant's Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed subsequent to the date hereof - Part III.

                               TABLE OF CONTENTS


PART I                                                              Page
                                                                    ----

 Item   1.   Business..............................................    1
 Item   2.   Properties............................................    5
 Item   3.   Legal Proceedings.....................................    6
 Item   4.   Submission of Matters to a Vote of
              Security Holders.....................................    6
             Executive Officers and Directors......................    7

PART II

 Item   5.   Market for Registrant's Common Equity
              and Related Stockholder Matters......................   10
 Item   6.   Selected Consolidated Financial and
              Operating Data.......................................   11
 Item   7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations...........................................   13
 Item  7a.   Quantitative and Qualitative Disclosures About
              Market Risk..........................................   24
 Item   8.   Financial Statements and Supplementary Data...........   24
 Item   9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...............   76

PART III

 Item  10.   Directors and Executive Officers of
              the Registrant.......................................   76
 Item  11.   Executive Compensation................................   76
 Item  12.   Security Ownership of Certain Beneficial
              Owners and Management................................   76
 Item  13.   Certain Relationships and Related
              Transactions.........................................   76

SIGNATURE PAGE.....................................................   77

PART IV

 Item  14.   Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K..............................   78

EXHIBITS

                             Bell & Howell Company

Item 1. Business
------  --------

     Bell & Howell Company and its subsidiaries (collectively, the "Company") is a leading global information solutions provider. Within its two business segments, Information and Learning, and Publishing Services, the Company develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (government, college/university, corporate and public) and transportation and vehicle dealers. The Company's unique databases, proprietary access tools, value-added services, and software applications are designed to meet customers' increasing information needs, which have evolved well beyond the mere availability of information. Customers' demands for more efficient and effective access to relevant data for specific information requirements are being driven by their needs to reduce search time and cost while performing more focused yet comprehensive searches. The Company's Information and Learning and Publishing Services businesses provide solutions to these customer needs.

     In the first quarter of fiscal 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results and net assets of these businesses have been segregated from the Company's continuing operations. Within its Mail and Messaging Technologies business, the Company develops and markets a complete range of high volume mail processing systems and services, which are designed to expand the capabilities and improve the efficiency and effectiveness of customers' mailing operations. Within its Imaging segment, the Company develops and markets imaging systems and components, including providing maintenance and other value-added services, that enable its customers to effectively file and access their documents and records, with a focus on financial institutions, governmental agencies and other paper intensive industries.

     Information and Learning. The Company's Information and Learning business is the world's leading value-add aggregator and integrator of information and learning applications from periodicals and newspapers, dissertations, out-of-print books and other scholarly collections. This information can be accessed via the internet, in other electronic media, such as CD-ROM and magnetic tape, or on microfilm and paper. The Company aggregates the works of publishers and authors, adds value through the creation of proprietary abstracts and indices, software, editorial process, as well as by creating thematic collections and learning applications for easy access by its library customers, students, professors, and life-long learners. The Company's comprehensive database, which was enhanced by the acquisition in the fourth quarter fiscal 1999 of Chadwyck-Healey (a leading provider of humanities and social science reference and research publications for the academic, professional and library markets), consists of over 20,000 periodical titles and 7,000 newspaper titles, as well as its unique content base consisting of 1.5 million dissertations, 390,000 out-of-print books, 550 research collections, and over 15 million proprietary abstracts for on-line/other electronic retrieval. This content is primarily English-language based but also includes content in German and Spanish. The ability to provide its customers with the full image as originally published distinguishes the Company from other information providers which typically store and provide information in a text-only format, omitting essential charts, graphs, pictures and other images. Furthermore, the Company distinguishes itself by providing content that has been enhanced by the Company's rigorous editorial process and made robust by software and learning applications that yield more relevant search results. Until recently the focus of the electronic products has been on current data, but with the "Digital Vault Initiative", the Company is tapping into its microfilm vault to digitize and bring alive important, difficult to find content from the 1980s back to the 1400's. Customers include libraries and information centers, colleges and universities, public, corporate and government libraries as well as a number of well known information providers that resell the Company's electronic content primarily within the corporate desktop user market.

     In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business from Infonautics, Inc. to form bigchalk.com. The Company owns approximately 38% of bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community.

     Publishing Services. The Company's Publishing Services business is a leading provider of turnkey systems (including database content, information updates, service, software as well as hardware) used to manage the parts area of automotive dealerships and to provide total information systems for powersports (motorcycle and marine) and recreational vehicle dealerships.

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

Methods of Distribution

     The Company utilizes several different methods of distribution. Products are sold primarily through direct sales forces that are supported or supplemented by telemarketing, with agents and distributors utilized in selected geographic markets.

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

Promotional Activities

     The Company conducts a comprehensive marketing program, including advertising, promotional materials, direct mail and telemarketing. The Company also participates frequently in industry trade shows that increase customer awareness of Bell & Howell products.

Sources and Availability of Raw Materials

     The Company purchases a significant amount of microfilm from two vendors. Other materials, including electronic components, are purchased from a number of suppliers. Management believes that alternate sources of supply are available for substantially all raw materials and components. The Company believes that it currently has an adequate supply of raw materials and component parts to meet its manufacturing requirements, and that the loss of any one of its suppliers would not have a material adverse effect on the Company.

Backlog

     The Company fills substantially all customer orders within 30 days.

Major Customers

     The Company is not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on the Company's businesses. In fiscal 2000, no single customer accounted for 5% or more of the consolidated net sales of the Company.

Research and Development Expenses

     The amounts charged to the Company's earnings for research and development in fiscal 2000, 1999 and 1998 were $19.0 million, $19.3 million and $20.0 million, respectively. New product offerings resulting from the Company's research and development efforts served to offset declines in certain other product lines, as the Company continually seeks to take advantage of new product/technology opportunities (with an increased emphasis on internet capabilities and software solutions) in each of its businesses. The Company's research and development expenditures include expenses primarily for database development and information delivery systems.

Employees

     At the end of fiscal 2000, the Company had 2,379 employees in its continuing operations


Item 2.  Properties.
------   ----------

     Bell & Howell's principal administrative office is located in Ann Arbor, Michigan. The following table provides certain summary information in square feet with respect to the production and development facilities that the Company owns or leases in connection with its businesses:

                                                      2000
                                                     -------
                                Owned ............   284,000
                                Leased............   328,000
                                                     -------
                                Total.............   612,000
                                                     =======

     Bell & Howell primarily leases facilities in the United States, Canada and United Kingdom. The termination of any one of the leases, some of which are long-term, would not significantly affect the Company's operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

Executive Officers and Directors

     The following table sets forth the names, ages and positions held by the directors and executive officers of the Company:

Name                       Age      Positions at the Company
--------------------       ---      ------------------------

James P. Roemer             53      Chairman of the Board,
                                    President and Chief Executive
                                    Officer

Alan Aldworth               45      Chief Financial Officer

Nils A. Johansson           52      Director, Executive Vice
                                    President

David Bonderman             58      Director

David G. Brown              44      Director

William E. Oberndorf        47      Director

Gary L. Roubos              64      Director

John H. Scully              56      Director

William J. White            62      Director

Todd W. Buchardt            40      Secretary and General Counsel

Dwight A. Mater             43      Vice President, Business
                                    Development and Investor
                                    Relations

Joseph P. Reynolds          51      President and Chief Executive
                                    Officer of Bell & Howell
                                    Information and Learning

Linda Longo-Kazanova        48      Vice President, Human Resources

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

     Alan Aldworth has been Chief Financial Officer of the Company since October 2000. Prior to joining Bell & Howell, he spent 19 years at Tribune Company where he held a variety of senior financial management and general management positions; the most recent of which was as the General Manager of Tribune Education Company.

     Nils A. Johansson has been a Director of the Company since April 1990. Since January 1994, he has held the office of Executive Vice President. Mr. Johansson served as Chief Financial Officer of the Company from January 1992 to October 2000. From May 1989 to December 1991, he was Vice President, Finance, Treasurer and Chief Financial Officer of the Company. From February 1981 to May 1989 he held various executive positions with Bell & Howell, including Corporate Treasurer, and positions in financial planning, analysis and control, as well as business development.

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

     Dwight A. Mater has been Vice President, Business Development and Investor Relations since March 1998. From July 1996 to February 1998 he served as Vice President, Business Development and from February 1994 to June 1996, he served as Director of Business Development. Prior to joining Bell & Howell, he held various marketing and business development positions with Baxter Healthcare Corporation from 1988 to 1994.

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

     Linda Longo-Kazanova has been Vice President, Human Resources of the Company since May 2000. Prior to joining the Company, she was Senior Vice President, Human Resources-North America, for Information Resources, Inc. from 1995 to 2000. From 1985 to 1995, she held various human resource positions with Kraft Foods, Inc.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

     The Company's common stock is traded on the New York Stock Exchange under the symbol "BHW".

     The Company has not declared or paid any cash dividends on its common stock. The Company's Credit Agreement (as defined herein) contains certain restrictions on the payment of dividends on and repurchases of its common stock. (See Note 8 to the Consolidated Financial Statements.)

     The high and low closing prices of the Company's common stock were as follows:

                                                    2000                     1999
                                           ---------------------    ---------------------
Quarter                                       High        Low          High         Low
-------                                    ---------   ---------    ---------    ---------
First ..................................   $ 38.7500   $ 29.6250    $ 38.0000    $ 29.3125
Second .................................     32.1250     19.8750      39.2500      32.5000
Third ..................................     26.0625     19.6875      37.9375      32.0625
Fourth .................................     21.9375     15.1250      35.0000      27.3125

Item 6.  Selected Consolidated Financial and Operating Data.
------   --------------------------------------------------

     The following historical selected consolidated financial and operating data have been derived from the audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended December 30, 2000. The following financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                      Fiscal
                                                           ---------------------------------------------------------------
                                                              2000         1999          1998         1997         1996
                                                           ---------     ---------     ---------    ---------    ---------
                                                                   (Dollars in thousands, except per share data)
Continuing Operations Data (1)(2):
Net sales..............................................    $ 374,301     $ 359,460     $ 321,047    $ 307,050    $ 282,507

Cost of sales..........................................      189,196       182,300       159,335      152,520      147,878
Research and development expense.......................       19,034        19,259        19,974       18,894       15,853
Selling and administrative expense.....................      123,642       115,732       102,302       97,220       86,414
Gains on sales of assets...............................       (2,726)       (5,152)           --           --           --
Restructuring charge...................................        5,196        10,505            --           --           --
                                                           ---------     ---------     ---------    ---------    ---------
Earnings before interest, income taxes and
 equity in earnings (loss) of affiliate................       39,959        36,816        39,436       38,416       32,362
Net interest expense...................................       30,106        10,132        14,165       22,389       26,890
Income tax expense.....................................        3,941        10,674        10,108        6,411        2,285
Equity in earnings (loss) of affiliate.................      (20,848)         (950)           --           --           --
                                                           ---------     ---------     ---------    ---------    ---------
Earnings (loss)........................................      (14,936)       15,060        15,163        9,616        3,187
                                                           =========     =========     =========    =========    =========

Diluted earnings (loss) per common share...............    $   (0.63)    $    0.64     $    0.64    $    0.48    $    0.17
                                                           =========     =========     =========    =========    =========

Other Continuing Operations Data:
EBITDA (3).............................................    $  93,797     $  86,407     $  79,357    $  75,847    $  63,977
Gross profit as a percent of net sales (4).............         49.5%         49.3%         50.4%        50.3%        47.9%
Capital expenditures...................................       46,623        35,055        29,874       28,181       27,735


                                                                                 At the End of Fiscal
                                                           ---------------------------------------------------------------
                                                              2000         1999          1998         1997         1996
                                                           ---------     ---------     ---------    ---------    ---------
                                                                               (Dollars in thousands)
Balance Sheet Data:
Total assets...........................................      765,739       783,812       657,598      633,495      604,729
Long-term debt.........................................      501,821       506,783       445,240      497,252      548,281

Footnotes to the Selected Consolidated Financial and Operating Data:

(1) In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly the operating results of these businesses have been segregated from the Company's continuing operations, and are separately reported as discontinued operations in the consolidated financial statements. Excludes extraordinary losses of $28.9 million and $2.6 million in fiscal 1997 and 1996, respectively and cumulative effect of a change in accounting principle of $65.3 million in fiscal 2000. The fiscal 1996 to 1999 results have not been retroactively restated to reflect the impact of the change in accounting for revenue recognition.

(2) During fiscal 2000, the Company changed its method of accounting for certain inventory costs for LIFO to FIFO (see Note 1 to the Consolidated Financial Statements). The fiscal 1996 to 1999 operating and balance sheet data have been retroactively restated to reflect this change in accounting. The Company also changed its method of recognizing certain revenues during 2000 and recognized its effect by reporting a cumulative effect adjustment (see Note 7 to the Consolidated Financial Statements).

(3) EBITDA is defined as earnings from continuing operations before gains on sales of assets, restructuring/special charges ($5.2 million in 2000 and $10.5 million in 1999), interest, income taxes, and equity interest in affiliate, plus depreciation and amortization. EBITDA is generally accepted as providing useful information regarding a company's financial performance but should not be considered an alternative to net income or to the Company's cash flow from operating activities determined under generally accepted accounting principles as a measure of liquidity.

(4)  Gross profit is defined as net sales less cost of sales.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

     This section should be read in conjunction with the Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements of Bell & Howell Company and subsidiaries (collectively the "Company") and the notes thereto set forth elsewhere herein.

     Except for the historical information and discussions contained herein, statements contained in this release may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risks, unexpected merger-related effects, timing and market conditions relating to the sale of the Mail & Messaging Technologies business as well as business execution risk and risk of new competitors, and any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the education and library markets, the availability of free or advertising supported research information on the Internet, decreases or shifts in mail volumes, rate of acceptance of electronic-based mailings, including effects of and rate of acceptance of internet-based solutions, including the automotive business, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations

Continuing Operations:
                              2000        1999        1998
Net Sales:                   -------     -------     -------
Information and Learning     $ 220.0     $ 198.2     $ 187.0
Publishing Services            154.3       161.3       134.0
                             -------     -------     -------
Total Net Sales              $ 374.3     $ 359.5     $ 321.0
                             =======     =======     =======

EBIT (1):
Information and Learning     $  30.3     $  23.7     $  23.2
Publishing Services             28.0        33.3        31.4
Corporate Expenses             (15.9)      (14.8)      (15.2)
                             -------     -------     -------
Total EBIT                   $  42.4     $  42.2     $  39.4
                             =======     =======     =======

(1) EBIT is defined as income before gains on asset sales, restructuring charges, equity interest in affiliate, interest and taxes.

Fiscal 2000 Compared to Fiscal 1999

     The Company's net sales from continuing operations increased $14.8 million, or 4%, to $374.3 million in 2000, resulting from strong sales growth of the Information and Learning business, partially offset by a decline in sales of lower margin hardware products at Publishing Services.

     Net sales of the Information and Learning business increased $21.8 million, or 11%, to $220.0 million due to a growing electronic subscription base. The growth in sales and subscriptions reflects the acquisition of Chadwyck-Healey (a leading provider of humanities and social science reference and research publications for the academic, professional and library markets) in the fourth quarter of 1999. Sales growth increases to 18% if prior year sales were adjusted to reflect treatment consistent with 2000 accounting for both revenue recognition for new on-line subscriptions and for the results of the Company's kindergarten through twelfth grade ("K-12") internet business (which was combined with the K-12 internet business of Infonautics, Inc. in December 1999 to form bigchalk.com). Sales of electronic content (on a comparable basis) increased 33%, with the electronic subscription base continuing to reflect strong sales of ProQuest(TM) (the Company's internet based product offering), which was partially offset by lower CD-ROM/tape subscriptions as customers continued to migrate to on-line delivery of information via the internet. Net sales of the more traditional microfilm and paper products (which represent 46% of Information and Learning 2000 sales) were slightly above the prior year as increased pricing offset the lower unit volumes in subscription products.

     Net sales of the Publishing Services business decreased $7.0 million, or 4%, to $154.3 million in 2000 as increased sales of performance database products and increased micropublishing sales to select vertical markets, were more than offset by lower sales of hardware related to electronic parts catalogs. Current year hardware sales were impacted as former proprietary hardware systems, which were non-Y2K compliant, were previously replaced. Sales of parts catalogs and dealer management systems and related service increased slightly and accounted for 68% of Publishing Services 2000 sales. Sales of non-electronic products including hardware decreased 20% from prior year, principally due to the lower hardware sales. Despite the modest sales decline in the current year, the installed base of systems in U.S. dealers subscribing to Bell & Howell's electronic parts catalog increased 7%. The sales decline would have been 3% if the prior year sales were adjusted to reflect consistent revenue recognition.

     The Company's cost of sales increased $6.9 million, or 4% to $189.2 million in 2000, with the gross profit (net sales less cost of sales) percentage increasing by .2 percentage points to 49.5% reflecting a more profitable product mix, increased pricing, and improved leveraging of the ProQuest(TM) data center cost infrastructure.

     Research and development expense decreased $0.2 million, or 1%, to $19.0 million in 2000 as the prior year reflected additional Y2K and ProQuest(TM) product development costs. The Company continually seeks to take advantage of new product/technology opportunities (with a continued emphasis on internet capabilities) in each of its businesses. The Company's research and development expenditures include investments in a variety of e-commerce initiatives, and expenses for database development and information delivery systems.

     Selling and administrative expense increased $7.9 million, or 7%, to $123.6 million in 2000, reflecting additional sales/marketing resources to capitalize on the sales growth opportunities from internet based products, as well as increased distribution costs associated with the higher sales volumes.

     Current year operating expenses include significant investments in new internet initiatives such as Xanedu(TM) (a product line which leverages Information and Learning's content to equip students and professors with electronic learning tools and applications), CollisionLink(TM) (a product which leverages Publishing Services' content to allow automotive dealerships to sell parts to collision/body shops), and MotorcycleWorld.com (the Company's motorcycle web service focused on providing business-to-business and business-to-consumer services to the motorcycle enthusiast market). Such investments totaled $14.3 million in 2000.

     Gains on sales of assets of $2.7 million related to:

     - the sale of a portion of the Company's investment in its affiliate bigchalk.com resulting from the exercise of stock options granted to employees (gain of $.9 million),

     - the sale of the Company's investment in an entity acquired by bigchalk.com in exchange for additional common stock of bigchalk.com (gain of $.5 million), and

     - additional proceeds related to the sale in 1999 of vacant land adjacent to one of the Company's manufacturing operations (gain of $1.3 million).

     In connection with the restructuring plan (that commenced in December
1999), additional restructuring charges for the Company's continuing operations of $5.2 million were incurred in 2000 related to severance, obligations under non-cancelable leases for which no economic benefit will be subsequently realized, and business separation costs.

     Earnings from continuing operations before interest, income taxes, equity in earnings of affiliate, and cumulative effect of a change in accounting principle increased $3.1 million, or 9%, to $40.0 million in 2000 resulting from the higher sales volumes, and leveraged operating costs and expenses (which were partially offset by the aforementioned investments in e-commerce related initiatives, prior year gains on sales of assets, and restructuring costs). EBITDA (which excludes restructuring costs, gains on sales of assets, and depreciation and amortization - including $8.1 million in acquisition amortization) increased $7.4 million, or 9%, to $93.8 million in 2000.

     Information and Learning EBIT increased $6.6 million, or 28%, to $30.3 million in 2000 as the ProQuest(TM) online service became profitable. The online service achieved profitability through continued strong revenue growth as well as several initiatives to improve the cost structure of the technical infrastructure of the online system. Spending on Y2K related activities reduced software development costs in 2000 and helped drive the profit performance as well. Margins continued to improve on the microfilm business as pricing increases more than offset volume erosion. Partially offsetting this positive earnings performance was continued investment in several new internet initiatives. Information and Learning EBITDA increased $13.0 million, or 21% to $74.5 million in 2000.

     Publishing Services EBIT decreased $5.3 million, or 16%, to $28.0 million in 2000. Improved results from the performance database products and powersports business lines were more than offset by increased investment in MotorcycleWorld.com. Publishing Services EBITDA decreased $4.5 million, or 12%, to $34.7 million in 2000.

     Corporate expenses increased $1.1 million, or 7%, to $15.9 million in 2000 due to inflationary cost increases.

     Net interest expense increased $20.0 million to $30.1 million in 2000, primarily reflecting increased debt levels associated with funding acquisitions in the prior year, the change in revenue recognition methodology at Publishing Services (see Note 7 to the Consolidated Financial Statements), and the impact of $4.2 million of interest income accrued in the prior year related to a favorable settlement with the Internal Revenue Service which resulted in an income tax refund with interest.

     Income tax expense decreased in 2000 as a result of the lower level of pretax profit, with the effective income tax rate remaining constant with the prior year.

     In December 1999, the Company combined its K-12 internet business with the K-12 internet business of Infonautics, Inc., to form bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. The Company's equity in bigchalk.com's loss equaled $20.8 million in 2000. As a result of both venture capital financing and the exchange of the Company's investment in an entity acquired by bigchalk.com for additional shares in bigchalk.com, the Company owns approximately 38% of bigchalk.com.

Staff Accounting Bulletin No.101 Implementation

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". As a result of this pronouncement, the Company has modified its accounting for new on-line subscriptions in the Information and Learning business , and from electronic parts catalog agreements in the Publishing Services business.

     Consistent with the SEC guidelines contained in SAB 101, beginning in fiscal, revenue for new on-line subscriptions at Information and Learning is recognized equally throughout the initial subscription period, with appropriate cost deferral. Previously, such revenue was recognized during the initial subscription period in proportion to costs incurred, in order to yield a constant gross profit percentage throughout the subscription period.

     Under the new method of revenue recognition at Publishing Services, all electronic parts catalog content revenue is recognized over the term of the agreement using the straight-line method. Previously, the Company recognized revenue related to the content element of these agreements primarily uopn delivery of the product to the customer, with a portion deferred and recognized on the straight-line basis over the initial agreement period. A liability of approximately $88.6 million has been recorded which represents revenue that had been monetized by the Company's finance subsidiary prior to the revenue recognition change. Related to this liability, the Company has recorded interest expense of $10.0 million in fiscal 2000.

     The cumulative effect of adopting these changes in accounting for revenue are reported as a cumulative effect of a change in accounting principle of $65.3 million (net of a tax benefit of $38.5 million) as of the beginning of fiscal 2000. The effect of the changes in fiscal 2000 was to reduce earnings from continuing operations by approximately $8.0 million (or $0.34 per diluted share). The pro-forma amounts shown below have been adjusted for the effect of retroactive application of the new revenue recognition methods and the related income taxes:

                                                     1999       1998
                                                    ------    -------
Earnings (loss) from continuing operations.......   $6,388    $ 1,274

Net earnings (loss)..............................   $9,119    $22,671

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations.......   $ 0.27    $  0.05

Net earnings (loss) per common share.............   $ 0.39    $  0.97

Diluted:
Earnings (loss) from continuing operations.......   $ 0.27    $  0.05

Net earnings (loss) per common share.............   $ 0.38    $  0.96


     As a result of the changes in the methods of accounting for revenue, approximately $114.8 million in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $46.2 million was recognized in 2000 and $68.6 million will be recognized in 2001 and future years.

Fiscal 1999 Compared to Fiscal 1998

     The Company's net sales from continuing operations increased $38.5 million, or 12%, to $359.5 million in 1999. The increase primarily resulted from strong sales growth in both the Information and Learning and Publishing Services businesses.

     Net sales of the Information and Learning business increased $11.2 million, or 6%, to $198.2 million due to a growing electronic subscription base. The acquisition of Chadwyck-Healey (a leading provider of humanities and social science reference and research publications for the academic, professional and library markets) in the fourth quarter of 1999 contributed to the growth in both sales and subscribers. Sales of electronic content increased 13%, with the electronic subscription base continuing to reflect strong sales of ProQuest Direct(TM) (the Company's internet based product offering), which was partially offset by lower CD-ROM/tape subscriptions, as customers migrate to on-line delivery of information via the internet. Net sales of the more traditional microfilm and paper products decreased slightly versus the prior year as lower unit volumes more than offset increased pricing.

     Net sales of the Publishing Services business increased $27.3 million, or 20%, to $161.3 million due to the acquisition of Alison Associates, Inc. (which provides performance database products to automotive and powersports manufacturers/dealers) and increased sales of dealer management systems and system upgrades associated with Y2K activities, to powersports dealerships. In addition to new system placements, the Company continued to experience high renewal rates of electronic parts catalog agreements related to previously placed systems.

     The Company's cost of sales increased $23.0 million, or 14% to $182.3 million in 1999, with the gross profit (net sales less cost of sales) percentage decreasing by 1.1 percentage points to 49.3% reflecting a less profitable product mix and increased investment in the ProQuest(TM) data center cost infrastructure.

     Research and development expense decreased $0.7 million, or 4%, to $19.3 million in 1999 as the prior year reflected additional ProQuest(TM) product development costs. The Company's research and development expenditures include investments in a variety of e-commerce initiatives, and expenses for database development and information delivery systems.

     Selling and administrative expense increased $13.4 million, or 13%, to $115.7 million in 1999, reflecting additional sales/marketing resources to capitalize on the sales growth opportunities from internet based products, as well as increased distribution costs associated with the higher sales volumes.

     Gains on sales of assets of $5.2 million in 1999 included the sale of:

  - A portion of the Company's investment in its affiliate bigchalk.com (which facilitated the ability to raise further venture capital financing), resulting in a gain of $2.6 million.

  - Vacant land adjacent to one of the Company's manufacturing facilities, resulting in a gain of $2.6 million.

     In an effort to enhance the future profitability of each of the Company's business segments, in the fourth quarter of 1999, the Company recorded a restructuring charge of $36.8 million ($10.5 million for continuing operations and $26.3 million for discontinued operations), resulting in an after-tax charge of $28.3 million ($6.3 million for continuing operations and $22.0 million for discontinued operations). Approximately one-half of the restructuring charge was non-cash in nature, relating to goodwill write-offs in the Imaging business segment from two small acquisitions that will no longer be a part of the Company's strategic focus. Additionally, certain operations are being consolidated, and consequently future lease obligations for facilities to be vacated are included in the charge. Finally, in order to reduce the Company's cost infrastructure, personnel will be reduced by 6%, with the associated severance costs also part of the restructuring charge.

     Earnings from continuing operations before interest, income taxes and equity in affiliate decreased $2.6 million, or 7%, to $36.8 million. EBITDA (which excludes restructuring costs, gains on sales of assets, and depreciation and amortization - including $7.0 million in acquisition amortization) increased $7.1 million, or 9%, to $86.4 million in 1999.

     Information and Learning EBIT increased $0.5 million, or 2%, to $23.7 million in 1999, as the benefit of the higher sales volume was largely offset by the impact of significant investments related to ProQuest Direct(TM) (for both new product development costs and to provide additional data center capacity to accommodate future sales growth opportunities), and other investments related to numerous internet based start-up opportunities, which are expected to provide significant value to the Company in the future. Information and Learning EBITDA increased $5.5 million, or 9%, to $64.1 million in 1999.

     Publishing Services EBIT increased $1.9 million, or 6%, to $33.3 million in 1999, as a result of increased sales of upgrades to dealer management systems to powersports dealerships and lower expenses in this business line, partially offset by higher selling expenses associated with electronic parts catalogs and the initial loss from Alison. Publishing Services EBITDA increased $3.7 million, or 11%, to $39.2 million in 1999.

     Corporate expenses decreased $.4 million, or 3%, to $14.8 million in 1999 as productivity improvements more than offset inflationary cost increases.

     Net interest expense decreased $4.0 million, or 28%, to $10.1 million in 1999, primarily reflecting interest income associated with a favorable settlement with the Internal Revenue Service on a variety of issues, which will result in an income tax refund with interest.

     Income tax expense increased in 1999 as a result of the higher level of pretax profit, with the effective income tax rate remaining constant with the prior year.

     In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business from Infonautics, Inc., to form bigchalk.com, with the equity in bigchalk.com's loss equaling $1.0 million in 1999. Subsequent to venture capital financing in January 2000, the Company owned approximately 45% of bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community.

Discontinued Operations

     In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results of these businesses have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements. Net sales for these businesses decreased $53.8 million, or 9%, to $576.1 million in 2000. Although service revenues increased $5.6 million, or 2%, to $276.5 million (and represent 48% of 2000 sales), such increase was more than offset by lower equipment sales in the current year. Earnings before restructuring charges, interest and income taxes decreased $14.4 million to $37.3 million, resulting from the lower sales volumes and reflects certain non-recurring expense items. A further restructuring charge of $7.4 million was recorded in 2000 primarily related to further personnel reductions/space consolidation in Europe. In October 2000, the Company announced an agreement to sell its Imaging business to Eastman Kodak, the transaction was completed in February 2001 for $135 million with the scanner equipment business excluded due to regulatory issues.

     Net sales for discontinued businesses increased $5.8 million, to $629.9 million in 1999. Although service revenues increased $35.0 million, or 15%, to $271.2 million (and represent 43% of 1999 sales) due to both an expanded customer base and increased pricing as well as the acquisition of the service business of TAB Products Company in the second quarter of 1999, such increase was partially offset by lower equipment sales in the current year. Earnings before restructuring charges, interest and income taxes increased $4.3 million to $51.8 million, resulting from the higher sales volumes.

     The Company's financing subsidiary, BHFS, funds its operations by selling its lease receivables on a non-recourse basis under a $200 million Receivables Purchase Agreement. The agreement is renewable annually and includes the buyers' commitment to purchase new lease receivables. During fiscal 2000 and 1999, BHFS sold net new lease receivables of $9.0 million and $27.0 million respectively.

International Operations

     In fiscal 2000, 1999 and 1998, the Company had domestic net sales of $293.7 million, $290.0 million, and $265.8 million, respectively. Foreign net sales in fiscal 2000, 1999 and 1998 were $80.6 million, $69.5 million, and $55.2 million, respectively. The Company's foreign currency hedging activities have not and are not anticipated to have a material impact on operations.

Liquidity and Capital Resources

     The Company primarily finances its operations via a revolving credit agreement ("Credit Agreement") which matures in December 2003. Subsequent to the sale of the Company's Imaging business in February 2001, the maximum amount of the credit facility was reduced from $600.0 million to $550.0 million. There are no principal payments due until December 2002 (at which time the maximum amount of the credit facility is reduced by $100.0 million). At the end of fiscal 2000, the Company had $99.7 million of additional credit available under the Credit Agreement. The Credit Agreement requires maintenance of a minimum fixed charge coverage ratio, a minimum net worth level, and a maximum leverage ratio. The Company is currently in compliance with all debt covenants.

     For the five years subsequent to fiscal 2000, annual maturities of long-term debt are: 2001 - $.5 million; 2002 - $.3 million; 2003 - $501.5 million; 2004 - $0; and 2005 - $0.

     Cash provided by continuing operations increased $13.0 million to $42.1 million in 2000 resulting from an increase in EBITDA, and timing issues associated with receivable collections and vendor disbursements. Primarily as a result of cash provided by operations, total debt (net of cash and cash equivalents) decreased by $22.3 million to $507.2 million in 2000.

     Cash provided by continuing operations decreased $63.0 million to $29.0 million in 1999. Although EBITDA increased by $7.1 million over the prior year, such increase was more than offset by increased working capital requirements, and increased income tax payments. As a result of significant investments in acquisitions/capital expenditures in 1999 which more than offset cash provided by operations/proceeds from asset sales, total debt (net of cash and cash equivalents) increased by $95.3 million to $529.6 million in 1999.

     In February 2001, bigchalk.com raised additional venture capital financing in which the Company invested $10 million. This maintained the Company's ownership interest at approximately 38%.

Capital Expenditures

     In fiscal 2000, 1999 and 1998, capital expenditures for the Company's continuing operations were $42.6 million, $35.1 million, and $29.9 million, respectively, a significant portion of which consisted of expenditures for product masters and creation of databases for the Information and Learning business.

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
-------   ---------------------------------------------------------

     The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize such risks, the Company uses derivative financial instruments. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on debt outstanding. The Company also periodically utilizes foreign currency forward or option contracts in order to hedge its exposure to changes in foreign currency rates. The Company does not utilize financial derivatives for trading or other speculative purposes. The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through February 2001, and are for an aggregate amount of $71.6 million (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts, however, such nonperformance is not anticipated.

Item 8.   Financial Statements and Supplementary Data
------    -------------------------------------------

                         Independent Auditors' Report

The Board of Directors
Bell & Howell Company:

We have audited the accompanying consolidated balance sheets of Bell & Howell Company and subsidiaries (the "Company") as of the end of fiscal years 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell & Howell Company and subsidiaries as of the end of fiscal years 2000 and 1999, and the results of their operations and their cash flows for the fiscal years 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the Consolidated Financial Statements, the Company changed its methods of accounting for certain inventory costs and revenue recognition during fiscal 2000.


                                            KPMG LLP


Chicago, Illinois
February 20, 2001

                    Bell & Howell Company and Subsidiaries

                     Consolidated Statements of Operations

                       Fiscal Years 2000, 1999 and 1998

           (Dollars and shares in thousands, except per share data)


                                                                                 2000         1999         1998
                                                                               --------     ---------    ---------
Net sales ..................................................................   $ 374,301    $ 359,460    $ 321,047
Cost of sales ..............................................................     189,196      182,300      159,335
Research and development expense ...........................................      19,034       19,259       19,974
Selling and administrative expense .........................................     123,642      115,732      102,302
Gains on sales of assets ...................................................      (2,726)      (5,152)          --
Restructuring charge .......................................................       5,196       10,505           --
                                                                               ---------    ---------    ---------
Earnings from continuing operations before interest, income taxes, equity in earnings (loss) of affiliate and cumulative effect of a
 change in accounting principle ............................................      39,959       36,816       39,436

Net interest expense:
Interest income ............................................................      (2,404)      (5,450)      (1,440)
Interest expense ...........................................................      32,510       15,582       15,605
                                                                               ---------    ---------    ---------
Net interest expense .......................................................      30,106       10,132       14,165
                                                                               ---------    ---------    ---------
Earnings from continuing operations before income taxes, equity in earnings (loss) of affiliate and cumulative effect of a change
 in accounting principle ...................................................       9,853       26,684       25,271

Income tax expense .........................................................       3,941       10,674       10,108

Equity in earnings (loss) of affiliate .....................................     (20,848)        (950)          --
                                                                               ---------    ---------    ---------
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle .....................     (14,936)      15,060       15,163

Earnings from discontinued operations ......................................      11,516        2,731       21,397
Cumulative effect of a change in accounting principle.......................     (65,302)          --           --
                                                                               ---------    ---------    ---------
Net earnings (loss) ........................................................   $ (68,722)   $  17,791    $  36,560
                                                                               =========    =========    =========
Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle .....................   $   (0.63)   $    0.64    $    0.65
Earnings from discontinued operations ......................................        0.49         0.11         0.91
Cumulative effect of a change in accounting principle ......................       (2.76)          --           --
                                                                               ---------    ---------    ---------
Net earnings (loss) per common share .......................................   $   (2.90)   $    0.75    $    1.56
                                                                               =========    =========    =========
Diluted:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle .....................   $   (0.63)   $    0.64    $    0.64
Earnings from discontinued operations ......................................        0.49         0.11         0.91
Cumulative effect of a change in accounting principle ......................       (2.76)          --           --
                                                                               ---------    ---------    ---------
Net earnings (loss) per common share .......................................   $   (2.90)   $    0.75    $    1.55
                                                                               =========    =========    =========
Average number of common shares and equivalents outstanding:

Basic ......................................................................      23,657       23,569       23,388
Diluted ....................................................................      23,657       23,853       23,569


     The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these statements.

                    Bell & Howell Company and Subsidiaries

                          Consolidated Balance Sheets

                   At the End of Fiscal Years 2000 and 1999

                            (Dollars in thousands)

                                        Assets
                                        ------

                                                                 2000        1999
                                                               -------      ------
Current assets:
Cash and cash equivalents ...............................    $  10,610    $   4,773
Accounts receivable .....................................       76,302       72,118
Inventory:
Finished products .......................................        1,932        3,442
Products in process and materials .......................        2,672        3,053
                                                             ---------    ---------
Total inventory .........................................        4,604        6,495
Other current assets ....................................       13,072        8,898
                                                             ---------    ---------
Total current assets ....................................      104,588       92,284

Property, plant and equipment:
Land ....................................................          891          878
Buildings ...............................................       26,859       24,984
Machinery and equipment .................................      108,831      104,160
Product masters .........................................      263,589      233,358
                                                             ---------    ---------
Total property, plant and equipment, at cost.............      400,170      363,380
Accumulated depreciation ................................     (267,054)    (237,061)
                                                             ---------    ---------
Net property, plant and equipment .......................      133,116      126,319

Long-term receivables ...................................        1,450       15,371
Goodwill, net of accumulated amortization ...............      222,271      224,809
Net assets of discontinued operations ...................      261,155      278,524
Other assets ............................................       43,159       46,505
                                                             ---------    ---------
Total assets ............................................    $ 765,739    $ 783,812
                                                             =========    =========

     The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these statements.

                    Bell & Howell Company and Subsidiaries

                          Consolidated Balance Sheets

                   At the End of Fiscal Years 2000 and 1999

                       (Dollars and shares in thousands)




                     Liabilities and Shareholders' Equity
                     ------------------------------------

                                                                   2000         1999
                                                                 --------     --------
Current liabilities:
Notes payable ...............................................   $  15,568    $  25,646
Current maturities of long-term debt ........................         466        1,916
Accounts payable ............................................      43,134       37,632
Accrued expenses ............................................      35,594       34,295
Deferred income .............................................     112,881      107,638
                                                                ---------    ---------
Total current liabilities ...................................     207,643      207,127

Long-term liabilities:
Long-term debt ..............................................     501,821      506,783
Long-term deferred income ...................................      88,648           --
Other liabilities ...........................................      37,286       71,867
                                                                ---------    ---------
Total long-term liabilities .................................     627,755      578,650

Shareholders' equity:
Common stock, $0.001 par value, 24,078 shares issued and
 23,622 shares outstanding at the end of fiscal 2000, and
 23,969 shares issued and 23,632 shares outstanding at the
 end of fiscal 1999 .........................................          24           24
Capital surplus .............................................     156,708      153,654
Notes receivable from executives ............................      (1,180)      (1,544)
Retained earnings (deficit) .................................    (213,615)    (144,893)
Accumulated other comprehensive loss.........................        (103)        (414)
Treasury stock ..............................................     (11,493)      (8,792)
                                                                ---------    ---------
Total shareholders' equity (deficit) ........................     (69,659)      (1,965)
                                                                ---------    ---------
Total liabilities and shareholders' equity ..................   $ 765,739    $ 783,812
                                                                =========    =========

    The accompanying Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                    Bell & Howell Company and Subsidiaries

                     Consolidated Statements of Cash Flows

                       Fiscal Years 2000, 1999 and 1998

                            (Dollars in thousands)

                                                                         2000        1999          1998
                                                                      ---------    ---------      --------
Operating activities:
Earnings from continuing operations
 before cumulative effect of a change
 in accounting principle ........................................     $ (14,936)   $  15,060    $  15,163
Adjustments to reconcile to cash provided by operating items:
Depreciation and amortization ...................................        51,737       44,653       40,552
Equity in (earnings) loss of affiliate ..........................        20,848          950           --
Gains on sales of assets ........................................        (2,726)      (5,152)          --

Changes in operating assets and liabilities:
Accounts receivable .............................................       (10,066)     (12,016)        (532)
Inventory .......................................................         1,802       (1,647)         789
Other current assets ............................................        (2,346)         210         (572)
Long-term receivables ...........................................         2,881       (4,523)       2,479
Income taxes ....................................................         8,440        1,729       22,171
Accounts payable ................................................         5,432       (3,766)       6,696
Accrued expenses ................................................         2,328          627         (480)
Deferred income and other long-term liabilities..................        (6,897)         (59)      12,591
Other, net ......................................................       (14,441)      (7,043)      (6,846)
                                                                      ---------    ---------    ---------
Cash provided by operating activities ...........................        42,056       29,023       92,011

Investing activities:
Expenditures for property, plant and equipment ..................       (42,623)     (35,055)     (29,874)
Acquisitions ....................................................        (9,650)    (102,154)          --
Proceeds from asset sales .......................................         2,556       12,955           --
                                                                      ---------    ---------    ---------
Cash used by investing activities ...............................       (49,717)    (124,254)     (29,874)

Financing activities:
Proceeds from short-term debt ...................................        14,629       34,200       14,493
Repayment of short-term debt ....................................       (23,141)     (11,369)     (14,405)
Proceeds from long-term debt ....................................        37,335      108,982       54,616
Repayment of long-term debt .....................................       (43,747)     (48,888)    (104,182)
Proceeds from (purchases of) common stock, net ..................           688        7,602       (4,081)
                                                                      ---------    ---------    ---------
Cash provided (used) by financing activities ....................       (14,236)      90,527      (53,559)


Effect of exchange rate changes on cash .........................        (1,151)        (570)         480
Cash provided (used) by discontinued operations..................        28,885       (8,027)      (4,323)
                                                                      ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents.................         5,837      (13,301)       4,735

Cash and cash equivalents, beginning of period ..................         4,773       18,074       13,339
                                                                      ---------    ---------    ---------
Cash and cash equivalents, end of period ........................     $  10,610    $   4,773    $  18,074
                                                                      =========    =========    =========

    The accompanying Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                    Bell & Howell Company and Subsidiaries

                Consolidated Statements of Shareholders' Equity

                       Fiscal Years 2000, 1999 and 1998

                       (Dollars and shares in thousands)

                                                                        Notes                 Accumulated
                                          Common  Stock               Receivable   Retained      Other
                                         ----------------   Capital      from      Earnings   Comprehensive
                                         Issued  Treasury   Surplus   Executives   (Deficit)  Income (Loss)     Total
                                         ------  --------   --------  -----------  ---------  -------------  ----------
Balance, at the end of fiscal 1997
 (Common stock, 23,425 shares;
 treasury stock, 10 shares) .........    $  23   $   (291)  $138,660   $ (1,707)   $(199,244)  $   (293)     $(62,852)
Comprehensive income:
    Net earnings ....................                                                 36,560                   36,560
    Foreign exchange
     translation adjustments ........                                                                49            49
                                                                                                             --------
Total comprehensive income                                                                                     36,609

Common stock, 91 shares .............        1                 2,159                                            2,160
Notes receivable from executives ....                                      (816)                                 (816)
Treasury stock, net 229 shares ......              (5,554)                                                     (5,554)
                                         -----   --------   --------   --------    ---------   --------      --------
Balance, at the end of fiscal 1998
 (Common stock, 23,516 shares;
 treasury stock, 239 shares) ........       24     (5,845)   140,819     (2,523)    (162,684)      (244)      (30,453)
Comprehensive income:
    Net earnings ....................                                                 17,791                   17,791
    Foreign exchange
     translation adjustments ........                                                              (170)         (170)
                                                                                                             --------
Total comprehensive income ..........                                                                          17,621

Common stock, net 453 shares ........                          9,701                                            9,701
Tax benefit from stock options
 exercised ..........................                          3,074                                            3,074
Notes receivable from executives ....                                       979                                   979
Treasury stock, net 98 shares .......              (2,947)        60                                           (2,887)
                                         -----   --------   --------   --------    ---------   --------      --------
Balance, at the end of fiscal 1999
 (Common stock, 23,969 shares;
 treasury stock, 337 shares) ........       24     (8,792)   153,654     (1,544)    (144,893)      (414)       (1,965)
Comprehensive income:
    Net earnings ....................                                                (68,722)                 (68,722)
    Foreign exchange
     translation adjustments ........                                                               311           311
                                                                                                             --------
Total comprehensive income ..........                                                                         (68,411)

Common stock, net 109 shares ........                          2,941                                            2,941
Tax benefit from stock options
 exercised ..........................                            113                                              113
Notes receivable from executives ....                                       364                                   364
Treasury stock, net 119 shares ......              (2,701)                                                     (2,701)
                                         -----   --------   --------   --------    ---------   --------      --------
Balance, at the end of fiscal 2000
 (Common stock, 24,078 shares;
 treasury stock, 456 shares) ........    $  24   $(11,493)  $156,708   $ (1,180)   $(213,615)  $   (103)     $(69,659)
                                         =====   ========   ========   ========    =========   ========      ========

    The accompanying Notes to the Consolidated Financial Statements are an
                      integral part of these statements.

                    Bell & Howell Company and Subsidiaries

                Notes to the Consolidated Financial Statements

           (Dollars and shares in thousands, except per share data)


Note 1 - Significant Accounting Policies

     Nature of Operations. Bell & Howell Company and its subsidiaries (collectively, the "Company") is a leading global information solutions provider. The Company consists of two business segments, Information and Learning, and Publishing Services. Within its Information and Learning segment, Bell & Howell develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (government, college/university, corporate and public). Publishing Services provides systems and information products used by automotive, powersports and recreational vehicle dealers.

     Basis of Presentation. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Subsequent actual results may differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries except where control is temporary.

     In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business from Infonautics, Inc. to form bigchalk.com. At the end of fiscal 1999, the Company owned 69% of the common equity of bigchalk.com (such control was temporary, as in January 2000, venture capital financing was raised which lowered the Company's ownership interest to approximately 45%). Further venture capital financing was raised in December 2000 which lowered the Company's ownership interest to approximately 38%. Accordingly, the Company accounts for its ownership interest in bigchalk.com using the equity method.

     In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results of these businesses have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements. (See Note 6 to the Consolidated Financial Statements.)

     Fiscal Year. The Company's fiscal year ends on the Saturday nearest to December 31. References to fiscal 2000 are for the 52 weeks ended December 30, 2000, references to fiscal 1999 are for the 52 weeks ended January 1, 2000, and references to fiscal 1998 are for the 52 weeks ended January 2, 1999.

     Revenue Recognition. Product sales include sales of equipment, software, licenses of database content, service, and subscriptions. Equipment sales are recognized upon shipment, when all significant contractual obligations are satisfied and collection of the resulting receivable is reasonably assured. Software sales are recorded upon delivery and acceptance by the customer. Revenues from licensing database content are recognized on a straight-line basis over the license period. Service revenues are recognized as earned over the term of the agreement. Revenues from subscriptions are recognized in the periods the subscriptions are fulfilled; subscription revenues collected in advance are recorded as deferred income in the consolidated balance sheets.

     The Company periodically reviews its accounts receivable balances and estimates required allowances for doubtful accounts. Allowances for doubtful accounts at the end of fiscal 2000 and 1999 were $1,693 and $940, respectively.

     The Company accounts for the sales of receivables in accordance with the requirements of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The proceeds of sales of future revenues are deferred and recognized in revenue over the term of the related customer agreement.

     Foreign Currency Translation. The financial position and results of operations of each of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Assets and liabilities are translated into U.S. dollars using the exchange rates at the end of the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are reflected as a separate component of shareholders' equity, and are included in the determination of the Company's comprehensive income.

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

                                                     2000          1999          1998
                                                    ------        ------        ------
Basic.............................................  23,657        23,569        23,388
Dilutive effect of stock options..................      -            284           181
                                                    ------        ------        ------
Diluted...........................................  23,657        23,853        23,569
                                                    ======        ======        ======

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the consolidated balance sheets approximates fair value.

     Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out ("FIFO") method) or market. During the fourth quarter of 2000, the Company changed its method of inventory valuation for the Publishing Service business from the last-in, first-out ("LIFO") method to the FIFO method as the majority of the inventory items for this business have been continuing to decrease in price. Accordingly, the Company believes that the FIFO method will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The cumulative effect of the change (reported as an adjustment to retained earnings as of the end of 1997) of $933 represents the reversal of the LIFO reserve at that date. The accounting change lowered net earnings by $105, $197 and $554 for 2000, 1999, and 1998, respectively.

     Property, Plant and Equipment. Property, plant and equipment are recorded at cost. The straight-line method of depreciation is primarily used, except for Information Access product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers' information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters.

     Goodwill. Goodwill, which represents the excess of purchase price over the fair value of net assets of acquired businesses, is amortized on a straight-line basis over the expected future periods to be benefitted, which range from 15 to 40 years. Accumulated amortization at the end of fiscal 2000 and 1999 was $49,037 and $56,853, respectively.

     Impairment of Long-Lived Assets. The Company periodically assesses the carrying value of its long-lived assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal.

     Income Taxes. The Company and its U.S. subsidiaries file a consolidated tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled.

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

     Derivative Financial Instruments. The Company does not invest in any derivatives for trading purposes. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on debt outstanding. The Company also periodically utilizes foreign currency forward or option contracts in order to hedge its exposure to changes in foreign currency rates and periodically utilizes equity swaps to hedge its exposure under certain retirement plans. Amounts related to derivative contracts are recorded using the hedge accounting approach, and gains and losses on derivative instruments are included in the basis of the underlying hedged transaction. The Company currently does not recognize the fair values of these derivative financial investments or their changes in fair value in its consolidated financial statements.

Note 2 - Business Segments

     The Company has two reportable business segments, Information and Learning, and Publishing Services. (Refer to Note 1 to the Consolidated Financial Statements for a description of segment operations.) The Company evaluates the performance of and allocates resources to each of the segments based on their operating results excluding interest and taxes. The accounting policies for each of the segments are described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

     Information concerning the Company's reportable business segments and operations by geographic area for fiscal 2000, 1999 and 1998 for its continuing operations is as follows (dollars in millions):

                                               Net Sales                            EBIT (1)
                                     ----------------------------      ------------------------------
  Business Segments                   2000       1999       1998        2000        1999        1998
  -----------------                  ------     ------     ------      ------      ------      ------
  Information and Learning ........  $220.0     $198.2     $187.0      $ 30.3      $ 23.7      $ 23.2
  Publishing Services .............   154.3      161.3      134.0        28.0        33.3        31.4
                                     ------     ------     ------      ------      ------      ------
    Total .........................   374.3      359.5      321.0        58.3        57.0        54.6
  Corporate expenses ..............                                     (15.9)      (14.8)      (15.2)
                                     ------     ------     ------      ------      ------      ------
  Consolidated ....................  $374.3     $359.5     $321.0      $ 42.4      $ 42.2      $ 39.4
                                     ======     ======     ======      ======      ======      ======
                                        Capital Expenditures          Depreciation and Amortization (2)
                                     ----------------------------     ---------------------------------
                                      2000       1999       1998       2000         1999          1998
                                     ------     ------     ------     ------       ------        ------
  Information and Learning ........  $ 39.3     $ 32.4     $ 26.8     $ 44.2       $ 37.7        $ 35.4
  Publishing Services .............     3.2        2.3        2.8        6.6          5.9           4.0
                                     ------     ------     ------     ------       ------        ------
    Total .........................    42.5       34.7       29.6       50.8         43.6          39.4
  Corporate .......................      .1         .4         .3         .6           .6            .5
                                     ------     ------     ------     ------       ------        ------
  Consolidated ....................  $ 42.6     $ 35.1     $ 29.9     $ 51.4       $ 44.2        $ 39.9
                                     ======     ======     ======     ======       ======        ======

                                          Identifiable Assets
                                     ----------------------------
                                      2000       1999       1998
                                     ------     ------     ------
  Information and Learning ........  $381.8     $374.5     $272.7
  Publishing Services .............   101.8      108.4       79.0
  Corporate .......................    20.9       22.4       31.5
                                     ------     ------     ------
    Total .........................   504.5      505.3      383.2

  Discontinued operations .........   261.2      278.5      274.4
                                     ------     ------     ------
  Consolidated ....................  $765.7     $783.8     $657.6
                                     ======     ======     ======

(1) Earnings before interest and taxes (EBIT) excludes gains on sales of assets and restructuring charges.
(2)  Excludes amortization/write-off of deferred financing costs.

                                           2000       1999       1998
                                          -------    -------    -------
Geographic Area Data
Net Sales (3):
 United States .........................  $ 293.7    $ 290.0    $ 265.8
 Europe ................................     56.9       48.5       25.8
 Other .................................     23.7       21.0       29.4
                                          -------    -------    -------
Total ..................................  $ 374.3    $ 359.5    $ 321.0
                                          =======    =======    =======

Identifiable Assets:
 United States .........................  $ 425.0    $ 423.9    $ 378.3
 Europe ................................     77.4       77.9        1.3
 Other .................................      2.1        3.5        3.6
                                          -------    -------    -------
   Total ...............................    504.5      505.3      383.2

 Discontinued operations ...............    261.2      278.5      274.4
                                          -------    -------    -------
Consolidated ...........................  $ 765.7    $ 783.8    $ 657.6
                                          =======    =======    =======

(3) Revenue is classified according to its country of destination (including exports to such areas).

Note 3 - Sales of Assets

The fiscal 2000 sales of assets included:

                                                                Proceeds      Gain on Sale
                                                              ------------    ------------
     The sale of a portion of the Company's investment in
      its affiliate (bigchalk.com) ..........................     1,156             867

     The sale of the Company's investment in an entity
      acquired by bigchalk.com in exchange for
      additional common stock of bigchalk.com ...............        --             489

     Additional proceeds related to the sale in 1999
      of vacant land adjacent to one of the Company's
      manufacturing operations ..............................     1,400           1,370
                                                                -------         -------
                                                                $ 2,556         $ 2,726
                                                                =======         =======

The fiscal 1999 sales of assets included:

                                                          Proceeds      Gain on Sale
                                                        ------------    ------------
     A sale of a portion of the Company's investment
      in its affiliate (bigchalk.com).................      3,500           2,626

     The sale of vacant land adjacent to one of the
      Company's manufacturing operations..............      9,455           2,526
                                                          -------         -------
                                                          $12,955         $ 5,152
                                                          =======         =======

Note 4 - Restructuring

     In December 1999, the Company announced a plan to restructure and consolidate certain of its operations, which resulted in recording a charge of $36,765 ($28,277 after-tax). In fiscal 2000, further restructuring charges of $12,589 ($7,553 after-tax) were recorded primarily for severance cost and future lease obligations. The fiscal 2000 severance provided for a reduction of approximately 36 employees in continuing operations and 64 employees in discontinued operations. The fiscal 1999 severance provided for a reduction of approximately 122 employees in continuing operations and 178 employees in discontinued operations. The restructuring plan will be substantially completed over the next twelve months, with the details of the restructuring charges as follows:

                                                                     2000 Activity
                                                             ---------------------------------
                                              Balance        Restruct.         Utilized             Balance
                                            End of 1999       Charge        Cash      Noncash     End of 2000
                                          ---------------    --------      -------   ---------   -------------
Continuing Operations
---------------------
Severance ...............................    $  5,905        $ 1,319       $ 5,244    $    --      $ 1,980
Asset impairment costs ..................                        902            --        902           --
Obligations under various
noncancellable leases ...................       4,600          1,485         1,792         --        4,293
Business separation costs................          --          1,490         1,490         --           --
                                              -------         ------        ------     ------       ------
Continuing Operations ...................      10,505          5,196         8,526        902        6,273


Discontinued Operations
-----------------------
Severance ...............................      4,411           5,055         9,139         --          327
Asset impairment costs ..................     18,742             274           274     18,742           --
Obligations under various
noncancellable leases ...................      3,107           2,064         2,428         --        2,743
                                              ------          ------        ------     ------       ------
Discontinued Operations .................     26,260           7,393        11,841     18,742        3,070
                                              ------          ------        ------     ------       ------
Total Company ...........................    $36,765         $12,589       $20,367    $19,644      $ 9,343
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

Note 5 - Income Taxes

     The earnings from continuing operations, before income taxes, equity in earnings (loss) of affiliate and cumulative effect of a change in accounting principle, on which income taxes were provided in fiscal 2000, 1999 and 1998 were:

                                                2000        1999        1998
                                              --------    --------    --------
United States .............................   $ 11,213    $ 27,498    $ 24,671
Foreign ...................................     (1,360)       (814)        600
                                              --------    --------    --------
Earnings from continuing operations before
 income taxes, equity in earnings (loss) of
 affiliate and cumulative effect of change
 in accounting principle...................   $  9,853    $ 26,684    $ 25,271
                                              ========    ========    ========

     The provision for income taxes in fiscal 2000, 1999 and 1998 included the following:

                                                2000        1999        1998
                                              --------    --------    --------
Current income tax expense (benefit):
United States .........................       $  2,898    $  6,912    $    425
State and local .......................            562       1,858         665
Foreign ...............................             22         217         226
                                              --------    --------    --------
Current income tax expense ............          3,482       8,987       1,316
                                              --------    --------    --------
Deferred income tax expense (benefit):

United States .........................            (83)      2,431       7,761
State and local .......................            301        (455)      1,044
Foreign ...............................            241        (289)        (13)
                                              --------    --------    --------
Deferred income tax expense ...........            459       1,687       8,792
                                              --------    --------    --------
Income tax expense ....................       $  3,941    $ 10,674    $ 10,108
                                              ========    ========    ========


     The significant components of deferred income tax expense in fiscal 2000, 1999 and 1998 were as follows:

                                                2000        1999        1998
                                              --------    --------    --------
Deferred income tax expense (benefit),
 exclusive of components listed below....     $ (1,626)   $ (1,220)   $  3,363
Operating loss carryforwards ............        3,683      10,523       6,906
Tax credits .............................       (1,598)     (7,616)     (1,477)
                                              --------    --------    --------
Deferred income tax expense .............     $    459    $  1,687    $  8,792
                                              ========    ========    ========

     Deferred income taxes are primarily provided for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The tax effects of the major temporary differences (for both continuing and discontinued operations) that gave rise to the deferred tax asset (liability) at the end of fiscal 2000 and 1999 were as follows:

                                                                2000         1999
                                                              --------     --------
   Deferred tax assets are attributable to:
   Accrued expenses .......................................   $  5,417     $ 12,105
   Deferred compensation ..................................     15,108       13,939
   Postretirement benefits ................................      4,016        3,834
   Accounts receivable ....................................      4,319        3,169
   Operating loss carryforwards ...........................      8,300        5,492
   Tax credits ............................................     16,420       15,510
   Other ..................................................      7,226           --
                                                               -------      -------
   Total gross deferred tax assets ........................     60,806       54,049
   Valuation allowance ....................................    (13,522)      (4,935)
                                                               -------      -------
   Net deferred tax assets ................................     47,284       49,114

   Deferred tax liabilities are attributable to:
   Property, plant and equipment ..........................    (11,942)     (11,845)
   Intangibles ............................................    (22,009)     (20,677)
   Deferred income ........................................         --      (33,597)
   Undistributed foreign earnings .........................     (3,104)      (3,035)
   Other ..................................................         --       (2,165)
                                                               -------      -------
   Total gross deferred tax liabilities ...................    (37,055)     (71,319)
                                                               -------      -------
   Net deferred tax asset/(liabilities)....................   $ 10,229     $(22,205)
                                                               =======      =======

     Net deferred tax assets (liabilities) are classified as other long-term liabilities in the balance sheet. Valuation allowances are established for the Company's equity loss of affiliate and certain foreign jurisdictions where the future realization of deferred tax assets have not been assumed.

     The differences between the Company's effective rate for income taxes and the statutory federal income tax rate in fiscal 2000, 1999 and 1998 were as follows:

                                                         2000         1999         1998
                                                       --------     --------     --------
Statutory federal income tax rate ...................    35.0%        35.0%        35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit ..........     6.9          5.3           5.4
Foreign earnings ....................................     7.5           .8            --
Amortization/write-off of intangibles ...............     8.5         15.2           1.5
Benefit from foreign sales corporation...............    (8.1)       (10.8)           --
Other ...............................................    (9.8)         6.8          (3.3)
                                                        -----        -----         -----
Effective income tax rate ...........................    40.0%          40%         40.0%
                                                        =====        =====         =====

     At the end of fiscal 2000, the foreign net operating loss carryforwards were $19,676 and expire as follows: $39 in 2001, $3,969 in 2002, $4,110 in 2003,
$160 in 2004, $286 in 2005, $88 in 2006, $291 in 2007 and $10,733 in 2008.

     In the United States, the Company's current tax liability is the greater of its regular tax or alternative minimum tax ("AMT"). To the extent that AMT exceeds regular tax, the Company is entitled to an AMT credit. At the end of fiscal 2000, the Company has AMT credits of $16,292 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event that the regular tax exceeds the AMT.

     Income taxes paid, net of refunds, for fiscal 2000, 1999 and 1998 were $4,708, $20,629 and $2,571, respectively.

Note 6 - Discontinued Operations

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

     Results from discontinued operations are shown in the table below for the fiscal years indicated:

                                              2000      1999        1998
                                            --------   --------   --------
 Net sales ..............................   $576,118   $629,894   $624,099

 Earnings before restructuring charges,
  interest and income taxes .............     37,321     51,756     47,497
 Restructuring charges ..................      7,394     26,260       --
 Interest expense, net ..................     10,734     10,581     11,835
                                            --------   --------   --------
 Earnings before income taxes ...........     19,193     14,915     35,662
 Income tax expense .....................      7,677     12,184     14,265
                                            --------   --------   --------
 Earnings from discontinued operations ..   $ 11,516   $  2,731   $ 21,397
                                            ========   ========   ========

     In October 2000, the Company announced an agreement to sell its Imaging business to Eastman Kodak, the transaction was completed in February 2001 for $135,000 with the scanner equipment business excluded due to regulatory issues.

Note 7 - Cumulative Effect of a Change in Accounting Principle

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of this pronouncement, the Company has modified its accounting for revenue from new on-line subscriptions in the Information and Learning business, and from electronic parts catalog agreements in the Publishing Services business.

     Consistent with the SEC guidelines contained in SAB 101, beginning in fiscal 2000, revenue for new on-line subscriptions at Information and Learning is recognized equally throughout the initial subscription period, with appropriate cost deferral. Previously, such revenue was recognized during the initial subscription period in proportion to costs incurred, in order to yield a constant gross profit percentage throughout the subscription period.

     Under the new method of revenue recognition at Publishing Services, all electronic parts catalog content revenue is recognized over the term of the agreement using the straight-line method. Previously, the Company recognized revenue related to the content element of these agreements primarily upon delivery of the product to the customer, with a portion deferred and recognized on the straight-line basis over the initial agreement period. A liability of approximately $88.6 million has been recorded which represents amounts due from customers in the future that had been monetized by the Company's finance subsidiary prior to the revenue recognition change. Related to this liability, the Company has recorded interest expense of $10.0 million in fiscal 2000.

     The cumulative effect of adopting these changes in accounting for revenue are reported as a cumulative effect of a change in accounting principle of $65.3 million (net of a tax benefit of $38.5 million) as of the beginning of fiscal 2000. The effect of the changes in fiscal 2000 was to reduce earnings from continuing operations by approximately $8.0 million (or $0.34 per diluted share). The pro-forma amounts shown below have been adjusted for the effect of retroactive application of the new revenue recognition methods and the related income taxes:

                                                       1999          1998
                                                    --------      --------
Earnings (loss) from continuing operations.......  $   6,388     $   1,274

Net earnings (loss) .............................  $   9,119     $  22,671

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations ......  $    0.27     $    0.05

Net earnings (loss) per common share ............  $    0.39     $    0.97

Diluted:
Earnings (loss) from continuing operations ......  $    0.27     $    0.05

Net earnings (loss) per common share ............  $    0.38     $    0.96

     As a result of the changes in the methods of accounting for revenue, approximately $114.8 million in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $46.2 million was recognized in 2000 and $68.6 million will be recognized in 2001 and future years.

Note 8 - Debt and Lines of Credit

     Debt at the end of fiscal 2000 and 1999 consisted of the following:

                                                    2000       1999
                                                  --------   --------
   Notes payable ..............................   $ 15,568   $ 25,646
                                                  ========   ========
   Long-term debt:
    Revolving credit agreement ................   $497,600   $501,700
    Other long-term debt ......................      4,687      6,999
                                                  --------   --------
   Long-term debt, including current maturities    502,287    508,699
   Less: current maturities ...................        466      1,916
                                                  --------   --------
   Long-term debt .............................   $501,821   $506,783
                                                  ========   ========

     The weighted average interest rate on short-term borrowings at the end of fiscal 2000 and 1999 was 7.76% and 7.07%, respectively.

     At the end of fiscal 2000, the Company had foreign short-term lines of credit totaling $32,363, of which $16,795 was unused. These short-term credit lines are denominated in foreign currencies and generally require no compensating balances or commitment fees.

     In fiscal 1997, the Company entered into a $600,000 revolving credit agreement ("Credit Agreement"). The final maturity date of the Credit Agreement is December 31, 2003, with no principal payments due until December 31, 2002, at which time the maximum amount of the credit facility is reduced by $100,000. The interest rate on borrowings under the Credit Agreement is determined at the time of borrowing, and is based upon the Company's leverage ratio. The interest rate currently in effect is (at the Company's option), either LIBOR + 1.75%, or the prime rate + .75%. The Credit Agreement requires compliance with leverage, fixed charge and net worth covenants. The Company and its domestic operating subsidiaries, excluding Bell & Howell Financial Services Company, along with its special purpose subsidiary (collectively, "BHFS"), are jointly and severally liable as guarantors under the Credit Agreement. The Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of the Company's common stock. At the end of fiscal 2000, the Company had $99,682 of additional credit available under the Credit Agreement.

     Subsequent to the closing of the sale of the Company's Imaging business in February 2001, the maximum amount of the Credit Agreement was reduced by $50,000 and foreign short-term credit lines were reduced by $12,476.

     For the five years subsequent to 2000, annual maturities of long-term debt are: 2001 - $466; 2002 - $298; 2003 - $501,522; 2004 - $1; and 2005 - $0.

     Interest paid for continuing and discontinued operations in fiscal 2000, 1999 and 1998 was $54,074, $48,007 and $48,426, respectively.

Note 9 - Leases

     Lessee. The Company leases certain facilities and equipment for productionm selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 2000 were as follows:

            2001 .....................................   $ 16,173
            2002 .....................................      8,389
            2003 .....................................      4,673
            2004 .....................................      3,010
            2005 .....................................      2,912
            Subsequent to 2005 .......................      7,544
                                                         --------
                                                         $ 42,701
                                                         ========

     Total rental expenses for fiscal 2000, 1999 and 1998 were $21,798, $17,887 and $8,868, respectively.

Note 10 - Profit-Sharing, Pension, and Other Postretirement Benefit Plans

     Eligible employees of the Company's domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 2000, 1999 and 1998 were $8,114, $8,076 and $7,307, respectively.

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

     The net cost (income) of pension and other postretirement benefit plans for fiscal 2000, 1999 and 1998 were as follows:

                                                                            Other Postretirement
                                                Pension Benefits                   Benefits
                                            --------------------------    -------------------------
                                             2000      1999      1998      2000      1999      1998
                                           -------   -------   -------   -------   -------   -------
Service cost ...........................   $ 3,217   $ 3,200   $ 2,552   $   243   $   262   $   233
Interest cost ..........................     6,009     5,738     5,286     1,301     1,148     1,014
Expected return on plan assets .........    (8,829)   (8,000)   (6,502)       --        --        --
Amortization of prior service cost .....       222       299       375        --        --        --
Recognized net actuarial (gain)/loss ...    (1,196)     (118)     (538)      392       461       286
                                           -------   -------   -------   -------   -------   -------
Net pension and other postretirement
 benefit cost...........................   $  (577)  $ 1,119   $ 1,173   $ 1,936   $ 1,871   $ 1,533
                                           ========  =======   =======   =======   =======   =======

     The funded status of pension and other postretirement benefit plans at the end of fiscal 2000 and 1999 was as follows:


                                                                         Other Postretirement
                                                   Pension Benefits            Benefits
                                                 --------------------    --------------------
                                                   2000       1999         2000       1999
                                                 --------   --------     --------   --------
Change in Benefit Obligation
----------------------------
Benefit obligation, beginning of year.........   $ 87,474   $ 86,546     $ 14,827   $ 13,980

Service cost..................................      3,217      3,200          243        262
Interest cost ................................      6,009      5,738        1,301      1,148
Participant contributions.....................        643        621          193        123
Effect of curtailment ........................       (371)        --           --         --
Actuarial (gain)/loss.........................      2,540     (4,427)       1,353        577
Benefits paid.................................     (3,886)    (4,204)      (1,293)    (1,263)
                                                 --------   --------     --------   --------
Benefit obligation, end of year...............   $ 95,626   $ 87,474     $ 16,624   $ 14,827

Change in Plan Assets
---------------------
Fair value, beginning of year.................   $ 95,536   $ 81,861     $     --   $     --
Actual return on plan assets..................     (6,105)    15,218           --         --
Participant contributions.....................        643        621          193        123
Company contributions.........................      2,136      2,040        1,100      1,140
Benefits paid.................................     (3,886)    (4,204)      (1,293)    (1,263)
                                                 --------   --------     --------   --------
Fair value, end of year.......................   $ 88,324   $ 95,536     $     --   $     --

Funded status.................................   $ (7,302)  $  8,062     $(16,624)  $(14,827)
Unrecognized net actuarial (gain)/loss........      4,083    (14,204)       6,591      5,242
Unrecognized prior service cost...............        819      1,187           --         --
                                                 --------   --------     --------   --------
Prepaid (accrued) benefit cost................   $ (2,400)  $ (4,955)    $(10,033)  $ (9,585)

Amounts Recognized in the Consolidated
--------------------------------------
Balance Sheets
--------------
Prepaid benefit cost..........................   $ 16,307   $ 12,892     $     --   $     --
Accrued benefit liability.....................     18,707    (17,847)     (10,033)    (9,585)
                                                 --------   --------     --------   --------
Net amount recognized.........................   $ (2,400)  $ (4,955)    $(10,033)  $ (9,585)

Weighted Average Assumptions as of End of Year
----------------------------------------------
Discount rate.................................       6.75%      7.25%        8.25%      8.50%
Expected return on plan assets................       9.50%     10.00%          --         --
Rate of compensation increase.................       4.50%      4.25%          --         --
Rate of healthcare benefit cost increase......         --         --         4.50%      4.50%

     For the Company's unfunded supplemental pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2000 and 1999 were as follows:

                                                                      2000            1999
                                                                    --------        --------
    Projected benefit obligation.................................   $ 22,508        $ 21,201
    Accumulated benefit obligation...............................     19,505          19,117

     Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects:

    1% Increase
    -----------
    Benefit obligation, end of fiscal 2000...................  $  1,325
    Net postretirement benefit cost for fiscal 2000..........  $    139

    1% Decrease
    -----------
    Benefit obligation, end of fiscal 2000...................  $ (1,227)
    Net postretirement benefit cost for fiscal 2000..........  $   (127)

    1% Increase
    -----------
    Benefit obligation, end of fiscal 1999...................  $  1,300
    Net postretirement benefit cost for fiscal 1999..........  $    138

    1% Decrease
    -----------
    Benefit obligation, end of fiscal 1999...................  $ (1,195)
    Net postretirement benefit cost for fiscal 1999..........  $   (126)


Note 11 - Common Stock

     The Company has 50,000 authorized shares of common stock, ($.001 par value per share), 23,622 of which were outstanding at the end of fiscal 2000. The Company's Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of its common stock (see Note 8 to the Consolidated Financial Statements).

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

     Additionally, coincident with the initial public equity offering, the Company granted options for 1,115 shares to Messrs. White, Roemer and Johansson (the "Senior Executive Grantees"), with a series of six option exercise prices (the first of which equaled the initial public equity offering price, with each subsequent exercise price set at 120% of the preceding exercise price). The term for these options was six years, with the options vesting in installments commencing after year three. In fiscal 1999, the unvested options set to expire in May 2000, were extended through May 2005. In fiscal 1999 and 1998, options for 100 shares and 250 shares, respectively, were granted to Mr. Roemer, which have a six-year term and which vest after three years.

     Options may be granted to other officers and key employees of the Company (the "Key Executive Grantees"), selected by the Compensation Committee. At the end of fiscal 2000, the Company had options outstanding for 1,088 shares to the Key Executive Grantees. The term for these options is ten years, vesting in equal annual increments over a five-year period.

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

                                                2000         1999         1998
                                              --------     --------     --------
     Net income (loss):
      As reported ..........................  $(68,722)    $ 17,791     $ 36,560
      Pro forma ............................   (71,740)      15,117       34,654

     Basic earnings (loss) per share:

      As reported ..........................  $  (2.90)    $    .75     $   1.56
      Pro forma ............................     (3.03)         .64         1.48

     Diluted earnings (loss) per share:

      As reported ..........................  $  (2.90)    $    .75     $   1.55
      Pro forma ............................     (3.03)         .64         1.48

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 20%; risk free interest rate of 6%; expected lives of 5 years; and no dividend yield.

     A summary of the stock option transactions for fiscal 1998, 1999, and 2000 are as follows:

                                        Senior Executive Grantees     Key Executive Grantees
                                        -------------------------    ------------------------
                                                  Weighted-                    Weighted-
                                        Shares    Average             Shares   Average
                                        (000)     Exercise Price      (000)    Exercise Price
                                        ------    ---------------    -------   --------------
      Balance at the end of
       fiscal 1997 .................     1,115         $  27.30          565      $   24.73

1998:
      Granted.......................       250            26.88          296          27.06
      Exercised.....................        --               --          (26)         21.02
      Forfeited/Cancelled...........        --               --         (106)         26.34
      Options outstanding at            ------         --------      -------       --------
       the end of fiscal 1998.......     1,365         $  27.22          729       $  25.55
                                        ======         ========      =======       ========
      Options exercisable at the
       end of fiscal 1998...........       624         $  24.87          173       $  24.40
                                        ------         --------      -------       --------
      Weighted average fair value of
       options granted during
       fiscal 1998..................    $ 8.34                       $  8.40
                                        ------                       -------
1999:
      Granted.......................       382            34.58          355          32.80
      Exercised.....................      (318)           19.73         (114)         24.21
      Forfeited/Cancelled...........      (262)           35.25          (56)         26.89
      Options outstanding at            ------         --------      -------       --------
       the end of fiscal 1999.......     1,167         $  29.87          914       $  28.45
                                        ======         ========      =======       ========
      Options exercisable at the
       end of fiscal 1999...........       470         $  28.06          196       $  25.43
                                        ------         --------      -------       --------
      Weighted average fair value of
       options granted during
       fiscal 1999..................    $ 7.43                       $ 10.17
                                        ------                       -------

2000:
      Granted.......................        --               --          805          22.79
      Exercised.....................        --               --          (91)         16.38
      Forfeited/Cancelled...........        --               --         (540)         18.29
      Options outstanding at            ------         --------      -------       --------
       the end of fiscal 2000.......     1,167         $  29.87        1,088       $  23.91
                                        ======         ========      =======       ========
      Options exercisable at the
       end of fiscal 2000...........       801         $  30.33          227       $  26.39
                                        ------         --------      -------       --------
      Weighted average fair value of
       options granted during
       fiscal 2000..................    $   --                       $  7.07
                                        ------                       -------

     The following table provides additional information with respect to stock options outstanding at the end of fiscal 2000:

                                     Options Outstanding                Options Exercisable
                           --------------------------------------       -----------------------
                                          Weighted
                                          Average        Weighted                      Weighted
                           Number         Remaining      Average        Number         Average
                           Outstanding    Contractual    Exercise       Exercisable    Exercise
Range of Exercise Price    (000)          Life (Years)   Price          (000)          Price
-----------------------    -----------    -----------    --------       -----------    --------
$15.01 - $20.00                 654           8.5        $ 19.06            103        $ 16.29
 20.01 - $25.00                 150           4.1          21.92            104          21.79
 25.01 - $30.00                 611           3.1          26.92            272          26.82
 30.01 - $35.00                 609           5.2          32.49            324          32.05
 35.01 - $40.00                 231           2.9          38.43            225          38.48
                             ------           ---         ------          -----         ------
                              2,255           5.3        $ 27.00          1,028        $ 29.46
                             ======           ===         ======          =====         ======

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

Note 13 - Foreign Currency Transactions

     The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through February 2001, and are for an aggregate amount of $71,608 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts, however, such nonperformance is not anticipated.

     Net foreign currency transaction gains(losses) for fiscal 2000, 1999 and 1998 of $193, $184 and $(319), respectively, have been included in the earnings of the respective periods.

Note 14 - Contingent Liabilities

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

Note 15 - Related Party Transactions

     The Company has made loans (the balance of which totaled $1,180 at the end of fiscal 2000) to certain key executives in connection with their purchases of the Company's common stock. Pursuant to the terms of such loans, the shares acquired are pledged as security. The following individuals have loans in excess of $60 outstanding at the end of fiscal 2000: Joseph Reynolds ($238), Todd Buchardt ($161), and Dwight Mater ($126). Each loan is evidenced by an installment note maturing five years from the date of the note and bearing interest at the Company's marginal rate of borrowing. Interest and principal may be deferred until the maturity date.

Note 16 - Investments in Affiliates

     In December 1999, the Company combined its K-12 internet business with the K-12 internet business of Infonautics, Inc., to for bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. The Company's equity in bigchalk.com's loss equaled $20.8 million in 2000. As a result of both venture capital financing and the exchange of the Company's investment in an entity acquired by bigchalk.com for additional shares in bigchalk.com, the Company owns approximately 38% of bigchalk.com. The carrying value of this investment was $3,347 at the end of fiscal year 2000. The Company accounts for its investment in bigchalk.com on the equity method.

     Summarized financial information of bigchalk.com for fiscal 2000 and 1999 were as follows:

Condensed Statement of Operations:

                                                    2000          1999
                                                  --------       -------
          Net sales                               $ 33,185       $14,701
          Gross profit                              21,068         8,240
          Loss from continuing operations          (48,245)       (5,469)
          Net loss                                 (45,966)       (5,469)

Condensed Statement of Financial Condition:

                                                    2000           1999
                                                  --------       -------
          Current assets                          $ 33,247       $ 8,558
          Non-current assets                        69,293        52,871
                                                  --------       -------
                                                  $102,540       $61,429

          Current liabilities                     $ 26,343       $40,271
          Non-current liabilities                   79,068         1,973
          Members' interest                         (2,871)       19,185
                                                  --------       -------
                                                  $102,540       $61,429

Note 17 - Interim Financial Information (unaudited)

     The following table presents the Company's quarterly results of continuing operations for fiscal 2000 and fiscal 1999:

                                              First       Second      Third      Fourth
                                             Quarter     Quarter     Quarter     Quarter       Year
                                             --------    --------    --------    --------    --------
2000
----
Net Sales ................................   $ 88,627    $ 94,257    $ 91,671    $ 99,746    $374,301

Gross profit..............................     41,301      46,423      45,139      52,242     185,105

Gains on sales of assets (1)..............     (1,356)     (1,395)         --          25      (2,726)

Restructuring charge (2)..................         --       1,233       1,194       2,769       5,196

Equity in earnings (loss) of affiliate....     (3,721)     (5,051)     (5,573)     (6,503)    (20,848)

Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.....................   $ (3,140)   $ (3,099)   $ (3,832)   $ (4,865)   $(14,936)
                                             ========    ========    ========    ========    ========
Earnings per basic share:
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.....................   $  (0.13)   $  (0.13)   $  (0.16)   $  (0.21)   $  (0.63)
                                             ========    ========    ========    ========    ========
Earnings per diluted share:
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.....................   $  (0.13)   $  (0.13)   $  (0.16)   $  (0.21)   $  (0.63)
                                             ========    ========    ========    ========    ========

1999
----
Net Sales.................................   $ 80,019    $ 90,875    $ 86,519    $102,047    $359,460

Gross profit..............................     37,501      43,919      41,878      53,862     177,160

Gains on sales of assets (1)..............         --          --          --      (5,152)     (5,152)

Restructuring charge (2)..................         --          --          --      10,505      10,505

Equity in earnings (loss) of affiliate....         --          --          --        (950)       (950)

Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.....................   $    939    $  4,870    $  6,614    $  2,637    $ 15,060
                                             ========    ========    ========    ========    ========
Earnings per basic share:
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.....................   $   0.04    $   0.21    $   0.28    $   0.12    $   0.64
                                             ========    ========    ========    ========    ========
Earnings per diluted share:
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.....................   $   0.04    $   0.20    $   0.28    $   0.12    $   0.64
                                             ========    ========    ========    ========    ========

                                              First       Second      Third      Fourth
                                             Quarter     Quarter     Quarter     Quarter       Year
                                             --------    --------    --------    --------    --------
Pro forma 1999 (3)
------------------
Net Sales ................................   $ 82,849    $ 87,959    $ 85,307    $ 96,861    $352,976

Gross profit..............................     39,829      41,215      40,616      49,121     170,781

Gains on sales of assets (1)..............         --          --          --      (5,152)     (5,152)

Restructuring charge (2)..................         --          --          --      10,505      10,505

Equity in earnings (loss) of affiliate....         --          --          --        (950)       (950)

Earnings (loss) from continuing
 operations...............................   $  1,125    $  2,038    $  4,645    $ (1,420)   $  6,388
                                             ========    ========    ========    ========    ========
Earnings per basic share:
Earnings (loss) from continuing
 operations...............................   $   0.05    $   0.09    $   0.20    $  (0.06)   $   0.27
                                             ========    ========    ========    ========    ========
Earnings per diluted share:
Earnings (loss) from continuing
 operations...............................   $   0.05    $   0.09    $   0.19    $  (0.06)   $   0.27
                                             ========    ========    ========    ========    ========

     (1) See Note 3 to the Consolidated Financial Statements for a description of the Company's gains on sale of assets.
     (2) See Note 4 to the Consolidated Financial Statements for a description of the Company's restructuring charge.
     (3) The pro-forma amounts have been adjusted for the effect of retroactive application of the new revenue recognition methods and the related income taxes.

                       bigchalk.com, inc. and Subsidiaries

                        Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                   (With Independent Auditors' Report Thereon)
                       bigchalk.com, inc. and Subsidiaries



                                Table of Contents



                                                                           Page

Independent Auditors' Report                                                 55

Consolidated Financial Statements:

     Consolidated Balance Sheets, as of December 31, 2000 and 1999           56

     Consolidated Statements of Operations,
        Years ended December 31, 2000, 1999, and 1998                        57

     Consolidated Statements of Equity (Deficit),
        Years ended December 31, 2000, 1999, and 1998                        58

     Consolidated Statements of Cash Flows,
        Years ended December 31, 2000, 1999, and 1998                        59

Notes to Consolidated Financial Statements                                   60

                          Independent Auditors' Report



The Board of Directors
bigchalk.com, inc.:


We have audited the accompanying consolidated balance sheets of bigchalk.com, inc and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bigchalk.com, inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




Chicago, Illinois
March 26, 2001
                       bigchalk.com, inc. and Subsidiaries

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                (dollars in thousands, except per share amounts)

                                  Assets                                   2000         1999
                                                                        ---------    ---------
Current assets:
    Cash and cash equivalents                                           $  18,489          134
    Accounts receivable, net                                               11,714        6,846
    Prepaid expenses and other current assets                               3,044        1,578
                                                                        ---------    ---------

             Total current assets                                          33,247        8,558

Property and equipment, net                                                10,846        1,553

Goodwill and other intangible assets, net                                  57,588       50,318
Other                                                                         859        1,000
                                                                        ---------    ---------

             Total assets                                               $ 102,540       61,429
                                                                        =========    =========

                   Liabilities and Equity (Deficit)

Current liabilities:
    Accounts payable                                                    $   6,497        4,513
    Accrued expenses                                                        2,686          944
    Current portion of capital lease obligations                              116          190
    Deferred revenue                                                       17,044       16,654
    Due to members                                                             --       17,970
                                                                        ---------    ---------

             Total current liabilities                                     26,343       40,271

Long term deferred revenue                                                  2,692        1,830
Capital lease obligations, less current portion                                10          143
Deferred income taxes                                                         870           --
                                                                        ---------    ---------

             Total liabilities                                             29,915       42,244

Series A Preferred Stock; $0.01 par value; 7,600,002 and -0- shares authorized; 7,600,002 and -0- shares issued and outstanding at
    December 31, 2000 and 1999 (aggregate liquidation preferences of
    $79,800 at December 31, 2000 and aggregate redemption value of
    $86,184, including accrued dividends, at December 31, 2003)            55,256           --

Series A-2 Preferred Stock; $0.01 par value; 7,600,002 and -0- shares authorized; -0- shares issued and outstanding at December 31,
    2000 and 1999                                                              --           --

Series B Preferred Stock; $0.01 par value; 20,000,000 and -0- shares authorized; 6,676,846 and -0- shares issued and outstanding at
    December 31, 2000 and 1999 (aggregate liquidation preferences of
    $30,347 at December 31, 2000 and aggregate redemption value of
    $32,890, including accrued dividends, at December 31, 2003)            20,240           --

Equity (deficit):
    Members' interests                                                         --       34,135
    Due from member for members' interests                                     --      (15,000)
    Undesignated Preferred Stock; $0.01 par value; 20,000,000 and -0-
      shares authorized; -0- shares issued and outstanding at
      December 31, 2000 and 1999                                               --           --
    Common Stock subscribed                                                    --           50
    Common Stock; $0.01 par value; 100,000,000 and -0- shares
      authorized; 16,816,020 and -0- shares issued and outstanding at
      December 31, 2000 and 1999                                              168           --
    Additional paid-in capital                                             45,334           --
    Accumulated deficit                                                   (48,373)          --
                                                                        ---------    ---------

             Total equity (deficit)                                        (2,871)      19,185
                                                                        ---------    ---------

             Total liabilities and equity (deficit)                     $ 102,540       61,429
                                                                        =========    =========

See accompanying notes to consolidated financial statements.

                       bigchalk.com, inc. and Subsidiaries

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999, and 1998

                (dollars in thousands, except per share amounts)

                                                             2000            1999            1998
                                                         ------------    ------------    ------------
Sales                                                    $     33,185          14,701           9,365
Cost of sales                                                  12,117           6,461           3,662
                                                         ------------    ------------    ------------

             Gross profit                                      21,068           8,240           5,703
                                                         ------------    ------------    ------------

Operating expenses:
    Sales and marketing                                        25,265           7,866           5,452
    Product development                                         3,067           1,761              --
    Information and technology                                 15,553             774             875
    General and administrative                                  9,163           2,621             963
    Depreciation and amortization                              18,401             657             145
                                                         ------------    ------------    ------------

             Total operating expenses                          71,449          13,679           7,435
                                                         ------------    ------------    ------------

             Operating loss                                   (50,381)         (5,439)         (1,732)

Interest income (expense), net                                  1,136             (30)             --
                                                         ------------    ------------    ------------

             Loss before income taxes                         (49,245)         (5,469)         (1,732)

Income tax benefit                                              3,279              --              --
                                                         ------------    ------------    ------------

             Net loss                                         (45,966)         (5,469)         (1,732)

Dividends on and accretion of Series A Preferred Stock
    and Series B Preferred Stock                               (2,407)             --              --
                                                         ------------    ------------    ------------

             Net loss available to common shareholders   $    (48,373)         (5,469)         (1,732)
                                                         ============    ============    ============

Basic and diluted loss per share                         $      (2.95)          (0.36)             --

Weighted-average common shares outstanding                 16,423,042      15,000,000              --
                                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

                       bigchalk.com, inc. and Subsidiaries

                   Consolidated Statements of Equity (Deficit)

                  Years ended December 31, 2000, 1999, and 1998

                             (dollars in thousands)

                                  Undesignated
                                 Preferred Stock         Common Stock         Additional
                                 ----------------   -----------------------     paid-in   Accumulated     Members'
                                 Shares    Amount     Shares       Amount       capital     deficit       interests       Total
                                 ------   -------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1997         --   $    --           --   $       --           --           --        (3,174)       (3,174)

Net loss                             --        --           --           --           --           --        (1,732)       (1,732)
Distributions to BHIL, net           --        --           --           --           --           --        (1,242)       (1,242)
                                   ----   -------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1998         --        --           --           --           --           --        (6,148)       (6,148)

Net loss                             --        --           --           --           --           --        (5,469)       (5,469)
Contributions from BHIL, net         --        --           --           --           --           --         2,252         2,252
Issuance of members' interests       --        --           --           --           --           --        43,500        43,500
Due from member for members'
  interest                           --        --           --           --           --           --       (15,000)      (15,000)
Common Stock subscribed              --        --           --           --           --           --            50            50
                                   ----   -------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 1999         --        --           --           --           --           --        19,185        19,185

Receipt of amount due from
    member for members' interests    --        --           --           --           --           --        15,000        15,000
Exchange of members' interests
    for Common Stock                 --        --   15,000,000          150       33,985           --       (34,135)           --
Issuance of Common Stock             --        --    1,816,620           18       10,721           --           (50)       10,689
Issuance of stock options and
    warrants in Common Stock         --        --           --           --          469           --            --           469
Issuance of stock options in
    Common Stock to non-employee     --        --           --           --          159           --            --           159
Dividends earned on convertible,
    redeemable Series A Preferred
    Stock                            --        --           --           --           --       (2,032)           --        (2,032)
Adjustment to accrete convertible,
    redeemable Series A Preferred
    Stock to redemption value by
    December 31, 2003                --        --           --           --           --         (268)           --          (268)
Dividends earned on convertible,
    redeemable Series B Preferred
    Stock                            --        --           --           --           --          (23)           --           (23)
Adjustment to accrete convertible,
    redeemable Series B Preferred
    Stock to redemption value by
    December 31, 2003                --        --           --           --           --          (84)           --           (84)
Net loss                             --        --           --           --           --      (45,966)           --       (45,966)
                                   ----   -------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at December 31, 2000         --   $    --   16,816,620   $      168       45,334      (48,373)           --        (2,871)
                                   ====   =======   ==========   ==========   ==========   ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                       bigchalk.com, inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999, and 1998

                             (dollars in thousands)

                                                                        2000        1999        1998
                                                                      --------    --------    --------
Cash flows from operating activities:
    Net loss                                                          $(45,966)     (5,469)     (1,732)
    Adjustments to reconcile net loss to net cash flows
      from operating activities:
        Depreciation and amortization                                   18,401         657         145
        Provision for doubtful accounts                                    305          --          --
        Non-cash compensation expense                                      159          --          --
        Deferred income taxes                                           (3,279)         --          --
        Changes in operating assets and liabilities, net of
           effect of acquisitions:
             Accounts receivable                                        (4,574)         14         (31)
             Prepaid expenses and other current assets                  (1,368)       (768)       (409)
             Other non-current assets                                     (856)         --          --
             Accounts payable                                            1,304         736         700
             Accrued expenses                                            1,346          53         111
             Due to members                                             (2,970)      2,970          --
             Deferred revenue                                            1,140         629       2,676
                                                                      --------    --------    --------

               Net cash flows from operating activities                (36,358)     (1,178)      1,460
                                                                      --------    --------    --------

Cash flows from investing activities:
    Deposit for acquisition                                                 --      (1,000)         --
    Acquisition of businesses, less cash acquired                      (23,286)     (5,000)         --
    Capital expenditures, net of minor disposals                       (11,298)         10        (218)
    Issuance of note receivable                                           (240)         --          --
                                                                      --------    --------    --------

               Net cash flows from investing activities                (34,824)     (5,990)       (218)
                                                                      --------    --------    --------

Cash flows from financing activities:
    Contributions from (distributions to) BHIL, net                         --       2,252      (1,242)
    Proceeds from issuance of members' interests                            --       5,000          --
    Proceeds from Common Stock subscribed                                   --          50          --
    Principal payments on capital lease obligations                       (304)         --          --
    Receipt of amount due from member for members' interests            15,000          --          --
    Proceeds from issuance of Series A Preferred Stock and Series B
      Preferred Stock, net of issuance costs                            73,089          --          --
    Proceeds from issuance of Common Stock                               1,752          --          --
                                                                      --------    --------    --------

               Net cash flows from financing activities                 89,537       7,302      (1,242)
                                                                      --------    --------    --------

               Net increase in cash and cash equivalents                18,355         134          --

Cash and cash equivalents at beginning of year                             134          --          --
                                                                      --------    --------    --------

Cash and cash equivalents at end of year                              $ 18,489         134          --
                                                                      ========    ========    ========

See accompanying notes to consolidated financial statements.

                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


(1)  Description and Formation of Business

     bigchalk.com, inc., including its subsidiaries, (the "Company") is a leading online learning destination in the kindergarten through twelfth grade ("K-12") domestic educational market, which includes teachers, administrators, students, and parents of students of public and private schools (the "K-12 Market") and publicly-owned and government-funded libraries (the "Public Library Market"). The Company provides a portfolio of products and services, including: research and reference services consisting of an extensive collection of published material; standards correlation services for educational resources; standards-based curriculum solutions; an integrated platform for building Web-based communities; and professional development services for teachers.

     On September 30, 1999, Bell & Howell Information and Learning Company ("BHIL") and Infonautics, Inc. ("Infonautics") (collectively, the "Members") entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") that provided for the formation and capitalization of BHW/INFO/EDCO.COM, LLC ("LLC") under the Delaware Limited Liability Company Act. On December 15, 1999, BHIL contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market, $5,000 in cash, and an obligation to pay $15,000 in cash on January 3, 2000 in exchange for an equity investment in LLC. On that same date, Infonautics contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market and Public Library Market in exchange for an equity investment in LLC, $5,000 in cash, and the right to receive $15,000 in cash on January 3, 2000. Subsequent to the contributions, the equity interests owned by BHIL and Infonautics were approximately 73% and 27%, respectively. On January 10, 2000, pursuant to the Certificate of Conversion, the LLC Agreement was terminated and LLC was converted to bigchalk.com, inc., a Delaware corporation.

     For financial reporting purposes, the above transactions have been accounted for as if the Company is a successor to the contributed BHIL business. The Infonautics contribution has been accounted for as a purchase business combination, and accordingly, the assets acquired and liabilities assumed from Infonautics have been reflected in these financial statements at fair value as of the contribution date.

     On January 10, 2000, the Company converted from a limited liability company under the Delaware Limited Liability Company Act to a Delaware corporation. The Certificate of Incorporation provided for the authorization of 25,900,002 shares of Common Stock and 7,600,002 shares of Series A Preferred Stock.

     On December 19, 2000, the Company amended and restated its Certificate of Incorporation. The Amended and Restated Certificate of Incorporation provides for the authorization of 100,000,000 shares of Common Stock, 7,600,002 shares of Series A Preferred Stock, 7,600,002 shares of Series A-2 Preferred Stock, 20,000,000 shares of Series B Preferred Stock, and 20,000,000 shares of Undesignated Preferred Stock.

                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The consolidated financial statements have been prepared as if the Company operated as a stand-alone entity prior to December 15, 1999. Accordingly, for periods prior to December 15, 1999, certain expenses reflected in the consolidated financial statements include allocations from BHIL. These allocations take into consideration related business volume, personnel, or other appropriate bases, and generally include administrative expenses related to general management, information management, and other services provided to the Company by BHIL. The allocations of expenses are based on BHIL's assessment of actual expenses incurred by the Company and are reasonable in the opinion of BHIL's management.

          The financial information for periods prior to December 15, 1999 may not necessarily reflect the financial position, results of operations, or cash flows of the Company in the future, or what the financial position, results of operations, or cash flows of the Company would have been if it had been a separate, stand-alone corporation during such periods.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of MediaSeek Technologies, Inc. ("MediaSeek") and HomeworkCentral.com, Inc. ("HomeworkCentral"), the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     (c)  Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Subsequent actual results may differ from those estimates.

     (d)  Cash Equivalents

          Cash equivalents are comprised of investments in highly liquid debt instruments, with original maturities of 90 days or less.

     (e)  Revenue/Commission Expense Recognition

          The Company principally derives its revenue from subscriptions. Subscription sales are deferred as a liability and recognized ratably as revenue in the periods the subscriptions are fulfilled, normally over twelve months. Prepaid expenses and other current assets includes commissions paid to sales representatives on successful subscription sales, which are recorded as an asset and recognized as expense over the periods the subscriptions are fulfilled.


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


     (f)  Contributions from (Distributions to) BHIL

          Prior to December 15, 1999, BHIL provided funding for working capital. The Company participated in Bell & Howell Company's cash management system, and accordingly, all cash generated from and cash required to support the Company's operations was deposited and received through BHIL's cash accounts. The amounts represented by the caption "Contributions from (distributions to) BHIL, net" in the Company's consolidated statements of cash flows and equity (deficit) represent the net effect of all cash transactions between the Company and BHIL. No interest expense has been charged on such activity. The average balances of member's deficit was $7,079 and $4,661 for the period from January 1, 1999 and December 15, 1999, and the year ended December 31, 1998, respectively.

     (g)  Income Taxes

          The consolidated financial statements of the Company have been prepared assuming the Company was a limited liability company prior to December 15, 1999. On December 15, 1999, the Company was formed as a limited liability company in the state of Delaware. As such, the net loss of the Company for the period from December 16, 1999 to December 31, 1999 was reportable in the members' tax returns. As discussed in note 1, on January 10, 2000, the Company converted from a limited liability company to a C corporation. Accordingly, prior to January 10, 2000, the consolidated financial statements contain no provision or benefit and no assets or liabilities for Federal or state income taxes as the net loss recorded prior to January 10, 2000 was reported in the members' tax returns.

          Beginning January 10, 2000, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Basic and Diluted Loss per Share

          The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Under the provisions of SFAS 128, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. All share and per share data have been retroactively adjusted to January 1, 1999 to reflect the incorporation of the Company as described in note 1 as if all shares were outstanding for the periods presented.


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


          The Company has equity securities that may have had a dilutive effect on earnings per share had the Company generated income during the year ended December 31, 2000. There were no equity securities that could have had a dilutive effect on earnings per share for the year ended December 31, 1999. As of December 31, 2000, shares issuable from securities that could potentially dilute earnings per share in the future that were not included in the computation of loss per share because their effect was anti-dilutive were as follows: Common Stock options - 2,613,079, Common Stock warrants - 61,432, and convertible preferred stock - 14,276,848.

     (i)  Financial Instruments

          The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts receivable, note receivable, accounts payable, accrued expenses, capital lease obligations, and amounts due to members, approximate the fair values of such items based on their short maturities.

     (j)  Property and Equipment

          Property and equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

                Equipment                                   3 years
                Furniture and fixtures                      7 years
                Leasehold improvements                      3 years
                Software                                    3 years
                Web-site development costs                  3 years
                                                           =========

          Equipment held under capital leases is stated at the present value of minimum lease payments at inception of the lease and is depreciated on a straight-line basis over the estimated useful life of the equipment or the lease term, whichever is shorter.

     (k)  Computer Software and Web-site Development Costs

          The Company has adopted the provisions of Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), Accounting for Web-site Development Costs. During 2000, the Company capitalized costs incurred to purchase and install computer software in accordance with SOP 98-1. In addition, during 2000, the Company capitalized costs associated with acquiring and developing technology to operate its website in accordance with EITF 00-2. The Company has recorded these capitalized costs as property and equipment in the accompanying consolidated balance sheet.

          All costs incurred by the Company in the planning stage for the development of its web-site and costs incurred in operating its web-site were expensed.


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)



     (l)  Intangible Assets

          Intangible assets consist of the values assigned to customer lists, technology, workforce, tradename, license agreements, and non-compete agreements in connection with purchase business combinations. Intangible assets also include goodwill, which represents the excess of purchase price over fair value of net assets acquired for such transactions. Goodwill is amortized on a straight-line basis over five years. Other intangible assets are amortized over their estimated useful lives, which range from two to five years, on a straight-line basis. When events and circumstances so indicate, the Company assesses the recoverability of intangible assets by comparing the carrying amount of the asset balances to undiscounted future net operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows expected to be generated by the asset using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

     (m)  Stock-based Compensation

          As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"), in recognizing compensation costs associated with its stock option plan. Under Opinion No. 25, compensation is measured as the difference between the stock option exercise price and the estimated fair value of the stock at the measurement date. The measurement date is the first date on which are known both the number of shares subject to the option and the option exercise price. As required by SFAS No. 123, the Company provides pro forma net loss information as if compensation had been measured under the fair value based method defined in SFAS No. 123. Under that method, compensation is measured by the fair value of the stock option. Under both SFAS No. 123 and Opinion No. 25, compensation is recognized using an accelerated method over the periods in which an employee renders service to the Company, generally the vesting period.

     (n)  Retirement Savings Plan

          On February 1, 2000, the Company established the bigchalk.com Retirement Savings Plan ("Retirement Savings Plan") which covers substantially all full-time employees. Participants may make tax-deferred contributions up to 20% of annual compensation (subject to limitations specified by the Internal Revenue Code). The Retirement Savings Plan provides for an annual Company match dollar for dollar up to $1 after the employee has achieved one year of service. During 2000, the Company contributed $161 to the Retirement Savings Plan on behalf of employees of the Company.

     (o)  Supplemental Cash Flow Information

          During 2000, the Company's investing activities included the following non-cash transactions: (1) the Company acquired equipment when it purchased MediaSeek and assumed a lease obligation totaling $97 to acquire this equipment, (2) the purchase price for HomeworkCentral included 1,516,622 shares of Common Stock valued at $9,096, and (3) the Company acquired equipment totaling $101 by incurring a lease obligation.


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


          During 1999, the Company's investing activities included a non-cash transaction whereby the Company acquired equipment totaling $217 by incurring a lease obligation.

          The Company paid interest of $40, $3, and $-0- for 2000, 1999, and 1998, respectively.

(3)  Business Combinations

     As described in note 1, on December 15, 1999, Infonautics contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market and the Public Library Market to the Company, in exchange for $5,055 in cash, the right to receive $15,000 in cash, and an interest valued at $23,500.

     The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

              Purchase price                               $ (43,555)
              Long-term assets acquired                        1,599
              Long-term liabilities assumed                   (1,867)
              Working capital                                 (7,033)
              Other intangible assets                         20,799
              Goodwill                                        30,057
                                                          ==========

     The following unaudited pro forma information assumes that the Infonautics transaction occurred on January 1, 1998. It does not purport to be indicative of the results that would have occurred if the transaction had been consummated on the date indicated or which may be attained in the future.

                                                Years ended December 31,
                                              ----------------------------
                                                1999                1998
                                              --------            --------
     Sales                                    $ 27,532              16,637
     Net loss                                  (19,614)            (23,799)
                                              ========            ========

     On January 27, 2000, the Company, MediaSeek, and the principal vendors of MediaSeek entered into a Share Purchase Agreement whereby the Company acquired all of the issued and outstanding shares of MediaSeek pursuant to a purchase business combination. The Company provided aggregate consideration of $8,004.

     The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


           Purchase price                                    $  (8,004)
           Long-term assets acquired                               126
           Long-term liabilities assumed                           (39)
           Deferred income taxes                                (1,563)
           Working capital                                         (45)
           Other intangible assets                               4,597
           Goodwill                                              4,928
                                                             =========

     On April 1, 2000, the Company and HomeworkCentral completed an Agreement and Plan of Reorganization whereby the Company acquired all of the issued and outstanding shares of HomeworkCentral pursuant to a purchase business combination. The shareholders of HomeworkCentral had the option to receive either cash or shares of the Company's Common Stock. Aggregate consideration was $11,472, comprised of $1,907 in cash, 1,516,622 shares of Common Stock valued at $9,096, and 122,506 Common Stock options valued at $150 and 61,432 Common Stock warrants valued at $319.

     In connection with the acquisition of HomeworkCentral, employee stock options for HomeworkCentral common stock were exchanged for 122,506 of stock options for the Company's Common Stock. The exchange of these options occurred in the same ratio as the exchange of HomeworkCentral stock for the Company's Common Stock and the exercise prices of these options were adjusted to reflect the change in the number of options held by each employee as a result of the exchange.

     Also in connection with the acquisition of HomeworkCentral, warrants to purchase shares of HomeworkCentral common stock were exchanged for 61,432 warrants to purchase shares of the Company's Common Stock. The exchange of these warrants occurred in the same ratio as the exchange of HomeworkCentral stock for the Company's Common Stock and the price at which these warrants were exercisable was adjusted reflect the change in the number of warrants outstanding as a result of the exchange. At December 31, 2000, the Company had outstanding warrants to purchase 61,432 of the Company's Common Stock at an exercise price of $8.79 per share, to be reduced upon certain conditions in the issuance of common stock. The warrants are exercisable at any time and expire on dates ranging from October 1, 2004 to December 22, 2004.

     The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

         Purchase price                            $  (11,472)
         Long-term assets acquired                        329
         Deferred income taxes                         (2,586)
         Working capital                                  132
         Other intangible assets                        6,466
         Goodwill                                       7,131
                                                   ==========


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


     The following unaudited pro forma information assumes that the Infonautics, MediaSeek, and HomeworkCentral transactions occurred on January 1, 1999. It does not purpose to be indicative of the results that would have occurred if the transactions had been consummated on the date indicated or which may be attained in the future.

                                                     Year ended December 31,
                                                     ----------------------
                                                        2000        1999
                                                      --------    --------
     Sales                                            $ 33,401      28,476
     Net loss attributable to common shareholders      (50,594)    (28,940)
                                                      ========    ========

(4)  Property and Equipment

     Property and equipment consisted of the following at December 31:

                                                            2000     1999
                                                         --------   ------
        Equipment                                        $  4,919      986
        Equipment under capital lease                         326      283
        Furniture and fixtures                              1,329      550
        Leasehold improvements                              2,885       66
        Software                                            2,241       --
        Web-site development costs                          1,594       --
                                                         --------   ------

                                                           13,294    1,885

        Less accumulated depreciation and amortization     (2,448)    (332)
                                                         --------   ------

                                                         $ 10,846    1,533
                                                         ========   ======


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


(5)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consisted of the following at December 31:

                                                                      Estimated
                                               2000       1999      useful life
                                            ----------  ---------  ------------

        Customer list                       $  19,040     14,882     3-5 years
        Technology                              7,709      2,655     3-4 years
        Workforce                               2,625      2,016     4-5 years
        Tradename                               1,242         --       5 years
        License agreements                      1,023      1,023       2 years
        Non-compete agreements                    223        223       3 years
        Goodwill                               42,116     30,002       5 years
                                            ---------   --------   ===========

                                               73,978     50,801

        Less accumulated amortization         (16,390)      (483)
                                            ---------   --------

                                            $  57,588     50,318
                                            =========   ========


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


(6)  Lease Obligations

     The Company leases its facility and certain equipment under non-cancelable operating leases expiring at varying dates through June 2008. Rent expense was approximately $1,639, $504, and $-0- for the years ended December 31, 2000, 1999, and 1998.

     The Company also leases certain equipment under agreements accounted for as capital leases.

     Minimum lease payments as of December 31, 2000 are as follows:

                                                                      Capital   Operating
                                                                       leases     leases
                                                                     ---------  ----------
        2001                                                         $    132      2,387
        2002                                                               10      2,418
        2003                                                               --      2,174
        2004                                                               --      2,027
        2005                                                               --      1,403
        Thereafter                                                         --      4,683
                                                                     --------   --------

                   Total future minimum lease payments                    142     15,092
                                                                                ========

        Less amounts representing interest                                (16)
                                                                     --------

                   Present value of future minimum lease payments         126

        Less amounts due within one year                                 (116)
                                                                     --------

                   Amounts due after one year                        $     10
                                                                     ========

     During 2000, the Company moved its primary office space to a new facility. In January 2001 and March 2001, the Company entered into sublease arrangements for its previous office space expiring at varying dates through January 2003.

        Minimum lease payments to be received under non-cancelable subleases as of December 31, 2000 are as follows:

           2001                                         $ 129
           2002                                            97
           2003                                             8
                                                        -----

                Total future minimum lease payments
                  to be received                        $ 234
                                                        =====


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


(7)  Income Taxes

     No provision for Federal or state income taxes was recorded prior to January 10, 2000, as such liability (benefit) was the responsibility of the Company's members, rather than of the Company. As a result of the Company's change from a limited liability company to a C corporation on January 10, 2000, the Company recorded initial deferred income taxes of $4,687 to reflect the establishment of deferred tax assets and liabilities. The provision for income taxes for the year then ended relates to the period subsequent to January 10, 2000.

     The provision for income taxes consists of the following for the year ended December 31, 2000:

          Current taxes:
              Federal                                         $    --
              State                                                --
                                                              -------

                   Total                                           --
                                                              -------

          Deferred taxes:
              Federal                                          (2,541)
              State                                              (738)
                                                              -------

                   Total                                       (3,279)
                                                              -------

                   Provision for income taxes                 $(3,279)
                                                              =======

     Deferred taxes assets (liabilities) are comprised of the following at December 31, 2000:

          Deferred tax assets:
              Net operating loss carryforwards               $ 12,711
              Deferred revenue and accrued expenses
                                                                1,343
                                                             --------

                   Subtotal                                    14,054

          Less valuation allowance                             (8,166)
                                                             --------

                   Net deferred tax assets                      5,888
                                                             --------

          Deferred tax liabilities:
              Intangible assets                                (6,002)
              Capitalized software costs and accrued
              expenses                                           (756)
                                                             --------

                   Subtotal                                    (6,758)
                                                             --------

                   Net deferred income taxes                 $   (870)
                                                             ========


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


     The reconciliation of the expected income tax benefit using the Federal statutory rate of 34% for the year ended December 31, 2000 to the Company's income tax expense is as follows:

          Federal income tax benefit at
              statutory rate                                     (34.00)%
          State income tax benefit,
              net of Federal taxes                                (3.25)
          Permanent differences                                    5.81
          Establishment of deferred tax liabilities
              upon conversion to C corporation                     8.12
          Increase in valuation allowance                         16.64
          Other                                                   (0.09)
                                                                 -------

                   Total                                          (6.77)%
                                                                 =======

     The Company has Federal net operating loss carryforwards aggregating approximately $31,000 as of December 31, 2000, which can potentially be carried forward twenty years and will expire in 2020. Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater-than-50% change in ownership within a three year period. Due to the Company's prior equity transactions, the Company's net operating loss carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the Federal long-term tax-exempt rate. Any unused limitation can be carried forward to future years for the balance of the net operating loss carryforward period. The Company has state net operating loss carryforwards aggregating approximately $31,000 as of December 31, 2000, which can potentially be carried forward ten years and will expire in 2010. The majority of the state net operating loss carryforwards relate to Pennsylvania which are subject to an annual utilization limitation of $2,000.

     During the year ended December 31, 2000, the valuation allowance increased by $8,166.

     In addition, the Company has cumulative Canadian net operating loss carryforwards of approximately $5,000 related to its acquisition of MediaSeek as described in note 3. The Company has established a valuation allowance of $2,000 for net operating loss carryforwards related to Canada as management is uncertain regarding the realizability of these carryforwards. Subsequently recognized tax benefits, if any, will be allocated to reduce goodwill related to the Company's acquisition of MediaSeek.

     Although realization of the gross deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized after considering the reversal of the deferred tax liabilities.

(8)  Redeemable Preferred Stock

     On January 10, 2000, the Company completed the sale of 7,600,002 shares of Series A Preferred Stock for proceeds of $53,200. On December 20, 2000, the Company completed the sale of 6,676,846 shares of Series B Preferred Stock for proceeds of $20,231.


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


     As described in the Amended and Restated Certificate of Incorporation, each share of Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock (collectively, "Preferred Stock") is convertible at the shareholder's option into such number of shares of Common Stock as determined by the Series A Conversion Price, the Series A-2 Conversion Price, and the Series B Conversion Price (collectively, "Conversion Prices"), respectively, as defined in the Amended and Restated Certificate of Incorporation (one-for-one at December 31, 2000). The Company reserved 14,276,848 shares of its Common Stock to provide for the conversion of such Preferred Stock. Upon the closing of a qualified public offering of the Company's Common Stock, the Preferred Stock will automatically convert to a number of shares of Common Stock as determined by the Conversion Prices.

     Beginning January 1, 2002, the holders of Preferred Stock shall be entitled to receive cumulative dividends of 6% per annum of the original issue price of $7.00 per share for Series A Preferred Stock and of the original issue price of $3.03 per share for the Series B Preferred Stock, payable in preference and priority to payment of dividends on common stock. The holders of Preferred Stock shall also be entitled to receive, when and if declared, dividends in the same amount per share as would be payable on the number of shares of Common Stock into which the Preferred Stock is then convertible.

     After December 31, 2003, and at the request of the holders of a majority of the outstanding shares of preferred stock, the Company will redeem all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock for $10.50 and $4.545 per share, respectively, plus accrued and unpaid dividends.

     Upon the liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock and Series B Preferred Stock shall be first entitled, before any distribution or payment to holders of common stock, to a minimum amount of $10.50 and $4.545 per share, respectively, plus accrued and unpaid dividends. As of December 31, 2000, the holders of Series A Preferred Stock and Series B Preferred Stock would be entitled to a minimum aggregate amount of $79,800 and $30,347, respectively, in the event of a liquidation.

(9)  Equity Instruments

     On January 10, 2000, the Company's Board of Directors adopted the bigchalk.com, inc. 2000 Stock Plan (the Plan), covering employees, directors, and unaffiliated consultants. Stock options are granted at an exercise price equal to the stock's fair value on the date of grant. All stock options have a contractual life of ten years and generally vest ratably over a period of four years; however, certain options vested in part immediately upon grant and ratably over a period of three years. The Company has reserved 3,000,000 shares of common stock for issuance under the Plan.


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


     Stock option transactions consisted of the following at December 31, 2000:

                                                                       Weighted-average
                                                              Shares    exercise price
                                                            ----------  -------------
     Balance at January 10, 2000                                    --    $  --

     Granted                                                 2,931,250     6.00
     Granted in connection with HomeworkCentral acquisition    122,506     2.83
     Exercised                                                    (100)    6.00
     Cancelled                                                (478,077)    5.88
                                                            ----------    -----

     Balance at December 31, 2000                            2,575,579    $5.87
                                                            ==========    =====

     Weighted-average fair value of options granted                       $1.17
                                                                          =====

     Options exercisable at December 31, 2000                  469,810
                                                            ==========

     The weighted-average contractual life of options outstanding at December 31, 2000 is 9.6 years and the exercise prices for options outstanding at December 31, 2000 range from $.59 to $9.88.

     The Company applies Opinion No. 25 in accounting for the Plan and, accordingly, no compensation expense has been recognized as the exercise price of all grants equaled the fair value of the underlying stock on the date of grant. The pro forma impact of recognizing the fair value of granted options as expense is as follows for the year ended December 31, 2000:

                                                                    Loss per
                                                       Net loss       share
                                                       --------     --------

     As reported                                       $(48,373)      (2.95)
     Pro forma                                          (50,693)      (3.09)
                                                       ========       =====

     For purposes of calculating pro forma compensation expense, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: nominal volatility; risk free interest rate of 6%; no dividend yield; and expected life of 2.6 years.

     During 2000, the Company granted 37,500 stock options in Common Stock with an exercise price of $6.00 per share to a consultant and recorded the related compensation expense of $159 in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". At December 31, 2000, all of these options are exerciseable and are outstanding.


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


(10) Related-party Transactions

     The Company enters into various transactions with two of its significant shareholders, BHIL and Infonautics.

     The Company sells BHIL's products and pays royalties to BHIL based on a percentage of revenue. The amounts paid to BHIL are recorded as costs of sales in the accompanying consolidated statements of operations and amounted to $5,927 in fiscal 2000. At December 31, 2000 and 1999, the Company was obligated to BHIL for $2,343 and $2,596, respectively. These amounts were included in accounts payable and accrued expenses at December 31, 2000 and in due to members at December 31, 1999 in the accompanying consolidated balance sheets.

     Infonautics sells the Company's products and pays royalties to the Company based on a percentage of revenue. The amounts received from Infonautics are recorded as sales in the accompanying consolidated statements of operations and amounted to $3,472 and $118 in 2000 and 1999, respectively. At December 31, 2000, Infonautics was obligated to the Company for $655. This amount is included in accounts receivable in the accompanying consolidated balance sheet. At December 31, 1999, the Company was obligated to Infonautics for a net amount of $227. This amount is comprised of a receivable which is included in accounts receivable in the accompanying consolidated balance sheet and a payable which is included in accounts payable in the accompanying consolidated balance sheet. The payable amount related to the funding of operating expenses due to the timing of the acquisition.

(11) Commitments and Contingencies

     The Company is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, no such actions are known to have a material adverse impact on the financial position of the Company.

     The Company has entered into contracts with several partners to provide content for the Company's portfolio of products and services. Under these contracts, the Company is obligated to make minimum payments for license fees of $1,122, $956, and $348 in 2001, 2002, and 2003 respectively. In addition, under the terms of most of these contracts, the Company is required to pay royalties based on various units of measure related to the content provided the Company.


                                                                     (Continued)
                       bigchalk.com, inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

           (dollars in thousands, except share and per share amounts)


(12) Subsequent Events

     On February 28, 2001, the Company completed the sale of 7,625,577 shares of Series B Preferred Stock for proceeds of $23,105. In connection with the sale of the Series B Preferred Stock, holders of Series A Preferred Stock, who also invested in Series B Preferred Stock, exchanged their Series A Preferred Stock for Series A-2 Preferred Stock. A total of 6,055,716 shares of Series A Preferred Stock were exchanged for shares of Series A-2 Preferred Stock. Holders of Series A-2 Preferred Stock have the same rights and preferences as holders of Series B Preferred Stock, except that (1) the Series A-2 Conversion Price is the same price as the Series A Conversion Price, (2) the holders of Series A-2 Preferred Stock are entitled to receive cumulative dividends of 6% per annum of the original issue price of the Series A Preferred Stock of $7.00, (3) the redemption value of Series A-2 Preferred Stock is $10.50 per share, which is the same redemption value as the redemption value for Series A Preferred Stock, and (4) the liquidation value of Series A-2 Preferred Stock is $10.50 per share plus accrued and unpaid dividends, which is the same liquidation value as for the Series A Preferred Stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     None.


Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

     Information regarding Directors and Executive Officers of the Registrant is included at the end of Part I of this report.

Item 11. Executive Compensation.
-------  ----------------------

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001 (under the captions "Compensation of Directors", "Executive Compensation", "Supplemental Retirement Plan", and "Compensation Committee Interlocks and Insider Participation"), and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001 (under the captions "Security Ownership of Certain Beneficial Owners and Management", and "Information Relating to Directors and Executive Officers"), and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

     Information regarding Related Party Transactions is included in Note 15 of this report. The remaining information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001 (under the caption "Shareholders Agreement"), and is hereby incorporated by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 30, 2001                       Bell & Howell Company

                                           By: /s/ James P. Roemer
                                           -------------------------------------
                                           James P. Roemer
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                           Title                     Date
---------------------------      ---------------------------   ----------------

/s/ James P. Roemer               Chairman of the Board of      March 30, 2001
---------------------------        Directors, President and
James P. Roemer                    Chief Executive Officer

/s/ Alan Aldworth                 Chief Financial Officer       March 30, 2001
---------------------------
Alan Aldworth

/s/ Nils A. Johansson             Executive Vice President,     March 30, 2001
---------------------------        and Director
Nils A. Johansson

/s/ Todd W. Buchardt              General Counsel and           March 30, 2001
---------------------------        Secretary
Todd W. Buchardt

/s/ David Bonderman               Director                      March 30, 2001
---------------------------
David Bonderman

/s/ David G. Brown                Director                      March 30, 2001
---------------------------
David G. Brown

/s/ J. Taylor Crandall            Director                      March 30, 2001
---------------------------
J. Taylor Crandall

/s/ William E. Oberndorf          Director                      March 30, 2001
---------------------------
William E. Oberndorf

/s/ Gary L. Roubos                Director                      March 30, 2001
---------------------------
Gary L. Roubos

/s/ John H. Scully                Director                      March 30, 2001
---------------------------
John H. Scully

/s/ William J. White              Director                      March 30, 2001
---------------------------
William J. White

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------

(a)  1.   Financial statements:

          The following consolidated financial statements of Bell & Howell Company are included in Part II, Item 8, Financial Statements and Supplementary Data:

          Independent Auditors' Report

          Consolidated Statements of Operations -
          Fiscal Years 2000, 1999, and 1998

          Consolidated Balance Sheets - At the end of fiscal years 2000 and 1999

          Consolidated Statements of Cash Flows -
          Fiscal Years 2000, 1999, and 1998

          Consolidated Statements of Shareholders'
          Equity - Fiscal Years 2000, 1999, and 1998

          Notes to Consolidated Financial Statements

(ii) Financial statements:
          The following consolidated financial statements of bigchalk,com are included in Part II, Item 8, Financial Statements and Supplementary Data:

          Independent Auditors' Report

          Consolidated Statements of Operations -
          Fiscal Years 2000, 1999, and 1998

          Consolidated Balance Sheets - At the end of fiscal years 2000 and 1999

          Consolidated Statements of Cash Flows -
          Fiscal Years 2000, 1999, and 1998

          Consolidated Statements of Shareholders'
          Equity - Fiscal Years 2000, 1999, and 1998

          Notes to Consolidated Financial Statements

     2. Financial statement schedules filed as a part of this report:

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

     *10.9 Amended and Restated Credit Agreement, dated as of September 4, 1996, among Bell & Howell Company (f/k/a Bell & Howell Operating Company), the Lenders listed therein and Bankers Trust Company, as Agent, is incorporated herein by reference to Bell & Howell Company's Registration No. 33-59994

     *10.10 Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Bell & Howell Company's Registration Statement on Form S-1, as amended, Registration No. 33-89992

     *10.11 Receivables Purchase Agreement dated May 1, 1996, between Bell & Howell Financial Services Company and the First National Bank of Chicago, is incorporated herein by reference to Bell & Howell Company's Registration No. 33-59994

     *10.12 Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell Company's Registration Statement on Form S-8, Registration No. 33-99982

     *10.13 Bell & Howell Company 1995 Stock Option Plan, as amended, Registration Statement on Form S-8, is incorporated herein by reference to Bell & Howell Company's Registration No. 333-48425

     *10.14 Bell & Howell Company 1995 Non-Employee Director's Stock Option Compensation Plan, is incorporated herein by reference to Bell & Howell Company's Registration Statement on Form S-8, Registration No. 333-93099

       18.1    Letter re change in accounting principles

       21.1    Subsidiaries of Bell & Howell Company

       23.1    Consent of KPMG LLP

       23.2    Consent of KPMG LLP

*   As previously filed