Form 10-Q
period 2001-03-31
BELL & HOWELL CO/
filed 2001-05-15
CIK 215219

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                                  Commission file number
   March 31, 2001                                              1-3246

                             BELL & HOWELL COMPANY
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       36-3580106
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

300 North Zeeb Road, Ann Arbor, Michigan                         48103-1553
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code (734) 761-4700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of May 5, 2001 was 23,707,421.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                            PAGE
------   ---------------------                                            ----
 Item 1.  Consolidated Financial Statements

            Consolidated Statements of Operations for
             the Thirteen Weeks Ended March 31, 2001 and
             April 1, 2000...............................................   1

            Consolidated Balance Sheets at
             March 31, 2001 and December 30, 2000........................   2

            Consolidated Statements of Cash Flows for
             the Thirteen Weeks Ended March 31, 2001 and
             April 1, 2000...............................................   3

            Notes to the Consolidated Financial
             Statements..................................................   4

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...................................................  11

 Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk............................................  15


PART II. OTHER INFORMATION
-------  -----------------

 Item 1.  Legal Proceedings..............................................  15

 Item 6.  Exhibits and Reports on Form 8-K...............................  15


SIGNATURE PAGE...........................................................  16

                    Bell & Howell Company and Subsidiaries
                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                      Thirteen Weeks Ended
                                                                                      --------------------
                                                                                      Mar. 31,     Apr. 1,
                                                                                        2001         2000
                                                                                     ---------    ---------
Net sales.........................................................................   $  95,853    $  88,627
Cost of sales.....................................................................      47,140       47,326
Research and development expense..................................................       5,082        4,369
Selling and administrative expense................................................      29,390       29,406
Gain on sales of assets...........................................................           -        1,356
                                                                                     ---------    ---------
Earnings from continuing operations before interest, income taxes, equity in loss of affiliate, and cumulative effect of a change
 in accounting principle..........................................................      14,241        8,882
Net interest expense:
Interest income...................................................................         500          322
Interest expense..................................................................      (6,578)      (8,235)
                                                                                     ---------    ---------
Net interest expense..............................................................      (6,078)      (7,913)
Earnings from continuing operations before income taxes, equity in loss of affiliate, and cumulative effect of a change in
 accounting principle.............................................................       8,163          969
Income tax expense................................................................       3,265          388
                                                                                     ---------    ---------
Earnings from continuing operations before equity in loss of
 affiliate and cumulative effect of a change in accounting principle..............       4,898          581
Equity in loss of affiliate.......................................................      (5,471)      (3,721)
                                                                                     ---------    ---------
Loss from continuing operations before cumulative effect of
 a change in accounting principle.................................................        (573)      (3,140)
Discontinued operations:
Earnings from discontinued operations, net........................................       2,217        1,117
Gain on sale of discontinued operation, net.......................................      43,583            -
Cumulative effect of a change in accounting principle, net........................           -      (65,302)
                                                                                     ---------    ---------
Net earnings (loss)...............................................................   $  45,227    $ (67,325)
                                                                                     =========    =========
Net earnings (loss) per common share:
Basic:
Loss from continuing operations before
 cumulative effect of a change in accounting principle............................   $   (0.02)    $  (0.13)
Earnings from discontinued operations.............................................        0.09         0.05
Gain from sale of discontinued operation..........................................        1.85            -
Cumulative effect of a change in accounting principle.............................           -        (2.76)
                                                                                     ---------    ---------
Net earnings (loss)...............................................................   $    1.92    $   (2.84)
                                                                                     =========    =========
Diluted:
Loss from continuing operations before cumulative effect
 of a change in accounting principle..............................................   $   (0.02)    $  (0.13)
Earnings from discontinued operations.............................................        0.09         0.05
Gain from sale of discontinued operation..........................................        1.84            -
Cumulative effect of a change in accounting principle.............................           -        (2.76)
                                                                                     ---------    ---------
Net earnings (loss)...............................................................   $    1.91    $   (2.84)
                                                                                     =========    =========

Average number of common shares and equivalents outstanding:
Basic.............................................................................      23,622       23,678
Diluted...........................................................................      23,670       23,678

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                    Bell & Howell Company and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (Unaudited)

                                    Assets
                                                                                  Mar. 31,                   Dec. 30,
                                                                                    2001                       2000
                                                                                 ---------                  ---------
Current assets:
Cash and cash equivalents....................................................    $  14,318                  $  10,610
Accounts receivable..........................................................       50,501                     76,302
Inventory....................................................................        4,110                      4,604
Other current assets.........................................................       14,871                     13,072
                                                                                 ---------                  ---------
Total current assets.........................................................       83,800                    104,588

Property, plant and equipment, at cost.......................................      411,299                    400,170
Accumulated depreciation.....................................................     (275,616)                  (267,054)
                                                                                 ---------                  ---------
Net property, plant and equipment............................................      135,683                    133,116

Long-term receivables........................................................        1,131                      1,450
Goodwill, net of accumulated amortization....................................      217,911                    222,271
Net assets of discontinued operations........................................      223,520                    261,155
Other assets.................................................................       55,740                     43,159
                                                                                 ---------                  ---------
Total assets.................................................................    $ 717,785                  $ 765,739
                                                                                 =========                  =========

                     Liabilities and Shareholders' Equity

Current liabilities:
Notes payable................................................................    $   3,234                  $  15,568
Current maturities of long-term debt.........................................          379                        466
Accounts payable.............................................................       38,119                     43,134
Accrued expenses.............................................................       40,220                     35,594
Deferred income..............................................................       93,209                    112,881
                                                                                 ---------                  ---------
Total current liabilities....................................................      175,161                    207,643

Long-term liabilities:
Long-term debt...............................................................      408,918                    501,821
Other liabilities............................................................      163,883                    125,934
                                                                                 ---------                  ---------
Total long-term liabilities..................................................      572,801                    627,755

Shareholders' equity:
Common Stock, $.001 par value, 24,084 shares issued
 and 23,629 shares outstanding at March 31, 2001,
 and 24,078 shares issued and 23,622 shares outstanding
 at December 30, 2000........................................................           24                         24
Capital surplus..............................................................      156,708                    156,708
Notes receivable from executives.............................................       (1,198)                    (1,180)
Retained earnings (deficit)..................................................     (168,388)                  (213,615)
Treasury stock...............................................................      (11,393)                   (11,493)
Accumulated foreign currency translation adjustment..........................          664                       (103)
SFAS 133 unrealized gain/(loss)..............................................       (6,594)                         -
                                                                                 ---------                  ---------
Accumulated other comprehensive loss.........................................       (5,930)                      (103)
                                                                                 ---------                  ---------
Total shareholders' equity (deficit).........................................      (30,177)                   (69,659)
                                                                                 ---------                  ---------
Total liabilities and shareholders' equity...................................    $ 717,785                  $ 765,739
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

                    Bell & Howell Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                            Thirteen Weeks
                                                                                Ended
                                                                       -------------------------
                                                                        Mar. 31,         Apr. 1,
                                                                          2001             2000
                                                                       ---------        --------
Operating Activities:
Loss from continuing operations before cumulative
 effect of a change in accounting principle...................         $    (573)       $ (3,140)
Adjustments to reconcile to cash provided by operating
 activities of continuing operations:
Depreciation and amortization.................................            13,715          13,132
Equity in loss of affiliates..................................             5,471           3,721
Gains on sales of assets......................................                 -          (1,356)
Changes in operating assets and liabilities:
Accounts receivable...........................................            25,217           3,496
Inventory.....................................................               429             278
Other miscellaneous assets....................................            (8,874)           (405)
Long-term receivables.........................................               319            (812)
Income taxes..................................................              (192)           (644)
Accounts payable..............................................            (4,900)           (692)
Accrued expenses..............................................           (17,835)         (8,196)
Deferred income and other long-term liabilities...............            (9,527)        (14,640)
Other, net....................................................            (2,778)         (4,033)
                                                                       ---------        --------
Net cash provided by (used by) continuing operations..........               472         (13,291)

Investing activities:
Expenditures for property, plant and equipment................           (12,503)        (10,161)
Acquisitions..................................................           (10,000)              -
Proceeds from sale of discontinued operation..................           135,000               -
Proceeds from asset sales.....................................                 -           1,156
                                                                       ---------        --------
Net cash provided by (used by) investing activities...........           112,497          (9,005)

Financing activities:
Proceeds from short-term debt.................................             1,643           2,138
Repayment of short-term debt..................................           (13,345)        (15,460)
Proceeds from long-term debt..................................            10,614          15,880
Repayment of long-term debt...................................          (103,604)           (624)
Proceeds from Common Stock, net...............................               100           1,536
                                                                       ---------        --------
Net cash provided by (used by) financing activities...........          (104,592)          3,470

Effect of exchange rate changes on cash.......................             1,460             289
Net cash provided by (used by) discontinued operations........            (6,129)         21,245
                                                                       ---------        --------
Increase in cash and cash equivalents.........................             3,708           2,708

Cash and cash equivalents, beginning of period................            10,610           4,773
                                                                       ---------        --------
Cash and cash equivalents, end of period......................         $  14,318        $  7,481
                                                                       =========        ========

                   The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                    Bell & Howell Company and Subsidiaries

                Notes to the Consolidated Financial Statements

          (Dollars and shares in thousands, except per share amounts)

                                  (Unaudited)

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

  In the opinion of the Company's management, the consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein, and such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company's management believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report for the fiscal year ended December 30, 2000. Certain amounts from 2000 have been reclassified to conform with the 2001 classifications.

Note 2 - Significant Accounting Policies

  Inventory. Inventory costs include material, labor and overhead. Inventories
  ---------
are stated at the lower of cost (determined using the first-in, first-out ("FIFO") method) or market. During the fourth quarter of 2000, the Company changed its method of inventory valuation for the Publishing Services business from the last-in, first-out ("LIFO") method to the FIFO method as the majority of the inventory items for this business have been continuing to decrease in price. Accordingly, the Company believes that the FIFO method will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by accounting principles generally accepted in the United States.

     The components of inventory are shown in the table below as of the dates indicated:

                                                March 31,    December 30,
                                                  2001          2000
                                               ----------    -----------
  Finished products......................       $  1,509      $  1,932
  Products in process and materials......          2,601         2,672
                                                --------      --------
  Total inventory........................       $  4,110      $  4,604
                                                ========      ========

     Net Earnings per Common Share. Basic net earnings per common share is
     -----------------------------
computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period, and assumes the issuance of additional common shares for all dilutive stock options outstanding during the period. A reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted earnings per share is shown in the table below for the periods indicated:

                                            Thirteen Weeks Ended
                                            --------------------
                                            March 31,   April 1,
                                              2001        2000
                                            --------    --------
  Basic.................................     23,622      23,678
  Dilutive effect of stock options......         48          --
                                             ------      ------
  Diluted...............................     23,670      23,678
                                             ======      ======

Diluted Earnings (Loss) Per Common Share from Continuing Operations before Equity in Loss of Affiliate and Cumulative Effect of a
 Change in Accounting Principle:
 ------------------------------

Earnings from continuing operations before
 equity in loss of affiliate and cumulative
 effect of a change in accounting principle...    $  0.21    $  0.03
Equity in loss of affiliate...................      (0.23)     (0.16)
                                                  -------    -------
Loss from continuing operations before
 cumulative effect of a change in
 accounting principle.........................    $ (0.02)   $ (0.13)
                                                  =======    =======

Note 3 - Discontinued Operations

     In the first quarter of fiscal 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results and net assets of these businesses have been segregated from the Company's continuing operations. The Consolidated Statements of Operations separately reflect the earnings of these businesses, which include an allocation of the Company's interest expense. The Consolidated Balance Sheets separately reflect the net assets of these businesses as a non-current asset.

     Results from discontinued operations are shown in the table below for the periods indicated:

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                      March 31,    April 1,
                                                        2001         2000
                                                      --------     --------
  Net sales.......................................    $115,520     $137,597

  Earnings before restructuring charge, interest
   and income taxes...............................       6,195        7,668
  Restructuring charge............................          --        3,462
  Interest expense................................       2,500        2,345
                                                      --------     --------
  Earnings before income taxes....................       3,695        1,861
  Income tax expense..............................       1,478          744
                                                      --------     --------
  Earnings from discontinued operations...........    $  2,217     $  1,117
                                                      ========     ========

     In October 2000, the Company announced an agreement to sell its Imaging business to Eastman Kodak. The transaction was completed in February 2001 for $135,000 with the scanner equipment business excluded due to regulatory issues. Further, in April 2001 the Company announced an agreement to sell a majority of its foreign discontinued operations to Pitney Bowes for $51,000. The transaction, which is subject to regulatory approval in Germany and to employee consultation obligations, is expected to close in the second quarter of 2001.

Note 4 - Sales of Assets

     Gains on sales of assets in the first quarter of fiscal 2000 included:

         - a portion of the Company's investment in its affiliate (bigchalk.com) resulting from the exercise of stock options granted to employees (proceeds of $1,156 and gain on sale of $867), and

         - the Company's investment in an entity acquired by bigchalk.com in exchange for additional common stock in bigchalk.com with a value of $4,935 and a resulting gain on sale of $489.

Note 5 - Restructuring

  In December 1999, the Company announced a plan to restructure and consolidate certain of its operations, which resulted in recording a charge of $36,765 ($28,277 after-tax). In fiscal 2000, further restructuring charges of $12,589 ($7,553 after-tax) were recorded primarily for severance cost and future lease obligations. The fiscal 2000 severance provided for a reduction of approximately 36 employees in continuing operations and 64 employees in discontinued operations. The fiscal 1999 severance provided for a reduction of approximately 122 employees in continuing operations and 178 employees in discontinued operations. The restructuring plan will be substantially completed during fiscal 2001, with the details of the restructuring charges as follows:

                                             Balance       Thirteen Weeks Ended March 31, 2001   Balance
                                                           -----------------------------------
                                             Dec. 31,       Restruct.         Utilized           March 31,
                                               2000          Charge       Cash        Noncash      2001
                                            ---------      ----------    ------      ---------  ----------
Continuing Operations
---------------------
Severance..................                  $ 1,980        $   --       $   535     $     --     $ 1,445
Obligations under various
noncancellable leases......                    4,293            --           573           77       3,643
                                             -------        ------       -------     --------     -------
Continuing Operations......                    6,273            --         1,108           77       5,088


Discontinued Operations
-----------------------
Severance..................                      327            --           306           --          21
Obligations under various
noncancellable leases......                    2,743            --           230           --       2,513
                                             -------        ------       -------     --------     -------
Discontinued Operations....                    3,070            --           536           --       2,534
                                             -------        ------       -------     --------     -------
Total Company..............                  $ 9,343        $   --       $ 1,644     $     77     $ 7,622
                                             =======        ======       =======     ========     =======

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

Note 6 - Cumulative Effect of a Change in Accounting Principle

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of this pronouncement, the Company has modified its accounting for revenue from new on-line subscriptions in the Information and Learning business and from electronic parts catalog agreements in the Publishing Services business.

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

  The cumulative effect of adopting these changes in accounting for revenue are reported as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2000. As a result of the changes in the methods of accounting for revenue, approximately $114,800 in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment of $65,302 (net of tax benefit of $38,500). In connection with the initial recognition of these changes in the method of accounting for revenue, the Company reversed certain accounts receivable balances and recorded a liability of approximately $88,600 representing amounts due from customers in the future that were monetized by the Company's finance subsidiary prior to the change in the method of revenue recognition. The effect of these changes in the first quarter of fiscal 2000 was to increase sales by $2,700, selling and administrative expense by $500, and net interest expense by $2,300.

  During the first quarter of fiscal 2001 and 2000, the Company recognized revenue of approximately $8,452 and $12,245, respectively, that was recognized in 1999 and prior years under the Company's prior revenue recognition methods.

Note 7 - Derivative Instruments

  The Company's operations expose it to risks associated with interest rates. As part of the Company's risk management program, it uses or has used interest rate swaps. None of the instruments used are entered into for trading purposes or speculation, and management believes all are economically effective as hedges of underlying transactions. As the underlying transaction is realized, interest expense will be recognized.

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. The Company adopted SFAS No. 133, as amended, at the beginning of the current fiscal year.

  The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or financial position, but resulted in a net decrease in other comprehensive income of $6,594 for the quarter ended March 31, 2001. The effect of the transition adjustment as of the first day of fiscal 2001 was a net decrease in other comprehensive income of $2,032. The transition adjustment had no effect on net earnings. As of March 31, 2001, accrued expenses included $10,717 representing the fair value of derivative instruments.

  The following table summarizes the net activities in other comprehensive income related to derivatives classified as hedges held by the Company during the fiscal quarter ended March 31, 2001:

Cumulative effect of adopting SFAS No. 133 as of
 December 31, 2000.......................................   $ (2,032)
Gains/(losses) reclassified into net earnings............        213
Year-to-date net unrealized loss on derivatives..........     (4,775)
                                                            --------
Total....................................................   $ (6,594)
                                                            ========

Note 8 - Comprehensive Income

  Comprehensive earnings or loss includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the Company include net earnings, unrealized gains and losses relating to the translation of foreign currency balance sheets, and the net unrealized gains and losses related to derivative instruments.

  Comprehensive income is shown in the table below for the periods indicated:

                                                                      Thirteen Weeks Ended
                                                                    -----------------------
                                                                    March 31,      April 1,
                                                                      2001           2000
                                                                    --------      ---------
Net earnings (loss)...........................................      $ 45,227      $ (67,325)

Other comprehensive income (loss):
Net unrealized loss on derivative instruments.................        (6,594)            --
Foreign currency translation adjustments......................           767         (1,264)
                                                                    --------      ---------
Comprehensive income (loss)...................................      $ 39,400      $ (68,589)
                                                                    ========      =========

  The foreign currency translation adjustments and net loss on derivative instruments do not impact the Company's income tax expense.

Item 2.
------

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

  This section should be read in conjunction with the Consolidated Financial Statements of Bell & Howell Company and Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended December 30, 2000.

  Except for the historical information and discussions contained herein, statements contained in this release may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risks, unexpected merger-related effects, timing and market conditions relating to the sale of the Mail & Messaging Technologies business as well as business execution risk and risk of new competitors, and any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the education and library markets, the availability of free or advertising-supported research information on the Internet, decreases or shifts in mail volumes, rate of acceptance of electronic-based mailings, including effects of and rate of acceptance of internet-based solutions, including the automotive business, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

First Quarter of Fiscal 2001 Compared to First Quarter of Fiscal 2000
---------------------------------------------------------------------

  The Company's net sales from continuing operations increased $7.2 million, or 8%, to $95.9 million in the first quarter of 2001.

  Net sales of the Information and Learning business increased $5.5 million, or 11%, to $55.9 million primarily due to strong sales at ProQuest On-line, which grew 18%, partially offset by lower than expected revenues from non-subscription digital products.

  Net sales of the Publishing Services business increased $1.8 million, or 5%, to $40.0 million in the first quarter of 2001. This increase is primarily due to strong sales of the Automotive Electronic Parts Catalogs, which grew 11%, partially offset by a decline in the sales of computer hardware and microfilm, which are less strategic and more mature product lines.

  The Company's cost of sales decreased $0.2 million to $47.1 million in the first quarter of 2001, with the gross profit (net sales less cost of sales) percentage increasing by 4.2 percentage points to 50.8. The higher gross profit percentage in 2001 primarily resulted from good expense management and increased sales of products with high margin contribution.

  Research and development expense for the first quarter 2001 increased 16% to $5.1 million as the Company continues to invest significantly in new product offerings. The Company continually seeks to take advantage of new product/technology opportunities in each of its businesses. The Company's research and development expenditures include investments in a variety of e-commerce initiatives, expenses for database and software development, information delivery systems and other electronic devices.

  Selling and administrative expense of $29.4 million in the first quarter of 2001 was essentially equal to that reported for the period last year. However, as a percent of sales, selling and administrative expenses declined from 33% in the first quarter of 2000 to 31% in the first quarter of 2001. This improvement in cost efficiency reflects benefits related to sales force realignment, partially offset by continued investment in a variety of e-commerce initiatives and sales/marketing resources to capitalize on the sales growth opportunities from internet-based products.

  Earnings from continuing operations before interest, income taxes, equity in loss of affiliate, and cumulative effect of a change in accounting principle increased $5.4 million, or 60%, to $14.2 million in the first quarter of 2001 resulting from the increased sales and leveraged operating costs/expenses (despite significant investments in e-commerce-related initiatives). EBITDA (which adds back depreciation and amortization) increased $5.8 million, or 26%, to $27.8 million in the first quarter of 2001.

  Net interest expense decreased $1.8 million, or 23%, to $6.1 million in the first quarter of 2001, primarily reflecting decreased debt levels due to the Company utilizing the proceeds from the sale of a discontinued operation to pay down debt.

  Income tax expense increased in the first quarter of 2001 as a result of the higher level of pretax profit, with the income tax rate remaining constant with the prior year.

  In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business from Infonautics, Inc., to form bigchalk.com. The Company's equity in bigchalk.com's loss equaled $5.5 million in the first quarter of 2001. Subsequent to both venture capital financing and the sale of the Company's investment in an entity acquired by bigchalk.com (in exchange for additional common stock) the Company owned approximately 38% of bigchalk.com at the end of the first quarter of 2001. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community.

  In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results of these businesses have been segregated from the Company's continuing operations, and are separately reported as discontinued operations in the consolidated financial statements.

  Debt (net of cash and cash equivalents) decreased by $109.0 million to $398.2 million in the first quarter of 2001 as a result of the cash provided by operations and proceeds from the sale of a discontinued operation, partially offset by capital expenditures.

  The Company believes that current cash balances, cash generated from operations, and availability under its line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future.

Interest Rate Risk Management

  The Company uses variable-rate long-term debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

  Management believes it is prudent to limit the variability of most of its interest payments. It is the Company's objective to hedge between 75 and 95 percent of its variable-rate longer term interest payments.

  To meet this objective, management enters into interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows.

  The interest rate swaps change the variable-rate cash flow exposure on the long-term debt obligations to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate agreements, thereby creating fixed-rate long-term debt.

Recently Adopted Financial Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. The Company adopted SFAS No. 133, as amended, at the beginning of the current fiscal year. The Company recorded a one-time after-tax unrealized loss of $2,032 representing the cumulative effect of a change in accounting principle to other comprehensive income as of December 31, 2000, and an after-tax unrealized loss of $4,775 for the quarter ended March 31, 2001 as a result of the adoption of SFAS No. 133.

Item 3.
------

          Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

  There have been no material changes in the Company's market risk during the quarter ended March 31, 2001. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section of the Company's annual report for the fiscal year ended December 30, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

 (a)   Exhibits:

       Index Number             Description
       ------------             -----------

           None


 (b)   Reports on Form 8-K.

       No reports on Form 8-K were filed for the thirteen weeks ended March 31, 2001.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                BELL & HOWELL COMPANY



                                        /s/ James P. Roemer
                                        --------------------------
                                        James P. Roemer
                                        Chairman of the Board
                                        of Directors, President and
                                        Chief Executive Officer


                                        /s/ Alan Aldworth
                                        ---------------------------
                                        Alan Aldworth
                                        Chief Financial Officer