Form 10-Q
period 2001-06-30
PROQUEST CO
filed 2001-08-13
CIK 215219

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended                Commission file number
           June 30, 2001                             1-3246


                                PROQUEST COMPANY
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                              36-3580106
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

   300 North Zeeb Road, Ann Arbor, Michigan          48103-1553
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

         The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of August 4, 2001 was 23,845,219.

                        TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----

  Item 1.  Consolidated Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Twenty-Six Weeks Ended
             June 30, 2001 and July 1, 2000 ...............     1

            Consolidated Balance Sheets at
             June 30, 2001 and December 30, 2000 ..........     2

            Consolidated Statements of Cash Flows for
             the Twenty-Six Weeks Ended June 30, 2001 and
             July 1, 2000 .................................     3

            Notes to the Consolidated Financial
             Statements ...................................     4

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ....................................    16

  Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk .............................    22



PART II.  OTHER INFORMATION
--------  -----------------

  Item 1.  Legal Proceedings ..............................    22

  Item 6.  Exhibits and Reports on Form 8-K ...............    22



SIGNATURE PAGE ............................................    23

                        ProQuest Company and Subsidiaries
                      Consolidated Statements of Operations
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                                  Thirteen Weeks           Twenty-Six Weeks
                                                                       Ended                     Ended
                                                               ----------------------    ----------------------
                                                               June 30,     July 1,      June 30,     July 1,
                                                                 2001         2000          2001         2000
                                                               ---------    ---------    ---------    ---------
Net sales ..................................................   $ 100,743    $  94,257    $ 196,596    $ 182,884
Cost of sales ..............................................      45,555       47,833       92,695       95,159
Research and development expense ...........................       5,499        4,141       10,581        8,510
Selling and administrative expense .........................      33,207       31,544       62,597       60,950
Restructuring charges ......................................        --          1,233         --          1,233
Gains on sales of assets ...................................        --          1,395         --          2,751
                                                               ---------    ---------    ---------    ---------
Earnings from continuing operations before interest,
 income taxes, equity in loss of affiliate, and
 cumulative effect of a change in accounting
 principle .................................................      16,482       10,901       30,723    $  19,783
Net interest expense:
Interest income ............................................          56          825          182        1,147
Interest expense ...........................................      (6,344)      (7,648)     (12,548)     (15,883)
                                                               ---------    ---------    ---------    ---------
Net interest expense .......................................      (6,288)      (6,823)     (12,366)     (14,736)
Earnings from continuing operations before income
 taxes, equity in loss of affiliate, and cumulative
 effect of a change in accounting principle ................      10,194        4,078       18,357        5,047
Income tax expense .........................................       4,077        1,631        7,343        2,019
Equity in loss of affiliate ................................      (6,101)      (5,051)     (11,572)      (8,772)
                                                               ---------    ---------    ---------    ---------
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle .....          16       (2,604)        (558)      (5,744)
Discontinued Operations:
Earnings (loss) from discontinued operations, net
 (less applicable income taxes (benefit) of $(75),
 $(248), $1,403, and $496 respectively) ....................        (112)        (374)       2,105          743
Gains on sale of discontinued operations, net (less
 applicable income taxes of $29,056) .......................        --           --         43,583         --
Cumulative effect of a change in accounting principle ......        --           --           --        (65,302)
                                                               ---------    ---------    ---------    ---------
Net earnings (loss) ........................................   $     (96)   $  (2,978)   $  45,130    $ (70,303)
                                                               =========    =========    =========    =========
Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle .....   $    --      $   (0.11)   $   (0.02)       (0.24)
Earnings (loss) from discontinued operations ...............        --          (0.02)        0.09         0.03
Gains from sale of discontinued operations .................        --           --           1.84         --
Cumulative effect of a change in accounting principle ......        --           --           --          (2.76)
                                                               ---------    ---------    ---------    ---------
Net earnings (loss) ........................................   $    --      $   (0.13)   $    1.91        (2.97)
                                                               =========    =========    =========    =========
Diluted:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle .....   $    --      $   (0.11)   $   (0.02)   $   (0.24)
Earnings (loss) from discontinued operations ...............        --          (0.02)        0.09         0.03
Gains from sale of discontinued operations .................        --           --           1.84         --
Cumulative effect of a change in accounting principle ......        --           --           --          (2.76)
                                                               ---------    ---------    ---------    ---------
Net earnings (loss) ........................................   $    --      $   (0.13)   $    1.91    $   (2.97)
                                                               =========    =========    =========    =========
Average number of common shares and equivalents outstanding:
Basic ......................................................      23,718       23,680       23,670       23,679
Diluted ....................................................      23,985       23,680       23,670       23,679


         The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements

                        ProQuest Company and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                     Assets

                                                  June 30,      Dec. 30,
                                                    2001         2000
                                                  ---------    ---------
Current assets:
Cash and cash equivalents .....................   $  14,451    $  10,610
Accounts receivable, net ......................      62,272       76,302
Inventory .....................................       4,714        4,604
Other current assets ..........................      13,305       13,072
                                                  ---------    ---------
Total current assets ..........................      94,742      104,588

Property, plant and equipment, at cost ........     419,590      400,170
Accumulated depreciation ......................    (281,006)    (267,054)
                                                  ---------    ---------
Net property, plant and equipment .............     138,584      133,116
Long-term receivables .........................       1,298        1,450
Goodwill, net of accumulated amortization .....     218,199      222,271
Net assets of discontinued operations .........     162,353      261,155
Other assets ..................................      51,665       43,159
                                                  ---------    ---------
Total assets ..................................   $ 666,841    $ 765,739
                                                  =========    =========

                      Liabilities and Shareholders' Equity

Current liabilities:
Notes payable .................................   $   5,058    $  15,568
Current maturities of long-term debt ..........         365          466
Accounts payable ..............................      32,319       43,134
Accrued expenses ..............................      25,602       35,594
Deferred income ...............................      81,988      112,881
                                                  ---------    ---------
Total current liabilities .....................     145,332      207,643

Long-term liabilities:
Long-term debt, less current maturities .......     380,246      501,821
Other liabilities .............................     166,562      125,934
                                                  ---------    ---------
Total long-term liabilities ...................     546,808      627,755
Shareholders' equity:
Common Stock, $.001 par value, 24,284 shares
 issued and 23,842 shares outstanding at
 June 30, 2001 and 24,078 shares issued and
 23,622 shares outstanding at December 30, 2000          24           24
Capital surplus ...............................     160,486      156,708
Notes receivable from executives ..............      (1,216)      (1,180)
Retained earnings (deficit) ...................    (168,485)    (213,615)
Treasury stock ................................     (11,073)     (11,493)
Other comprehensive income (loss):
  Accumulated foreign currency translation
   adjustment .................................         326         (103)
  SFAS 133 unrealized gain/loss ...............      (5,361)        --
                                                  ---------    ---------
Accumulated other comprehensive loss ..........      (5,035)        (103)
                                                  ---------    ---------
Total shareholders' equity (deficit) ..........     (25,299)     (69,659)
                                                  ---------    ---------
Total liabilities and shareholders' equity ....   $ 666,841    $ 765,739
                                                  =========    =========


        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        ProQuest Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Twenty-Six Weeks Ended
                                                            ----------------------
                                                             June 30,     July 1,
                                                               2001         2000
                                                            ---------    ---------
Operating activities:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ..   $    (558)   $  (5,744)
Adjustments to reconcile to cash used in operating
 activities of continuing operations:
Depreciation and amortization ...........................      27,646       26,746
Equity in loss of affiliates ............................      11,572        8,772
Gains on sales of assets ................................        --         (2,751)
Changes in operating assets and liabilities:
Accounts receivable .....................................      14,517        6,225
Inventory ...............................................        (193)         914
Other miscellaneous assets ..............................      (9,328)         445
Long-term receivables ...................................         152       (1,436)
Income taxes ............................................          23          634
Accounts payable ........................................     (11,562)      (6,081)
Accrued expenses ........................................     (13,280)      (2,623)
Deferred income and other long-term liabilities .........     (22,647)     (30,926)
Other, net ..............................................      (8,352)      (5,261)
                                                            ---------    ---------

Net cash used in continuing operations ..................     (12,010)     (11,086)

Investing activities:
Expenditures for property, plant and equipment ..........     (24,510)     (18,901)
Acquisitions ............................................     (12,305)      (4,650)
Proceeds from sales of discontinued operations ..........     186,000         --
Proceeds from asset sales ...............................        --          2,551
                                                            ---------    ---------
Net cash provided by (used in) investing activities .....     149,185      (21,000)

Financing activities:
Proceeds from short-term debt ...........................         695        7,859
Repayment of short-term debt ............................     (10,514)     (18,142)
Proceeds from long-term debt ............................      22,162       35,554
Repayment of long-term debt .............................    (143,838)      (2,104)
Proceeds from Common Stock, net .........................       3,622          548
                                                            ---------    ---------
Net cash (used in) provided by financing activities .....    (127,873)      23,715

Net cash (used in) provided by discontinued operations ..      (4,976)      18,578
Effect of exchange rate changes on cash .................        (485)      (1,098)
                                                            ---------    ---------
Increase in cash and cash equivalents ...................       3,841        9,109

Cash and cash equivalents, beginning of period ..........      10,610        4,773
                                                            ---------    ---------
Cash and cash equivalents, end of period ................   $  14,451    $  13,882
                                                            =========    =========

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       ProQuest Company and Subsidiaries

                Notes to the Consolidated Financial Statements

          (Dollars and shares in thousands, except per share amounts)

                                  (Unaudited)


Note 1 - Basis of Presentation

         These consolidated financial statements include the accounts of ProQuest Company and its subsidiaries (collectively the "Company") and are unaudited.

         As permitted under the Securities and Exchange Commission (SEC) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2000 consolidated financial statements have been made to conform to the 2001 presentation. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's annual report for the fiscal year ended December 30, 2000.

         In the first quarter of fiscal 2000, the Company adopted a plan to divest the Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results and net assets of these businesses have been segregated from the Company's continuing operations.

Note 2 - Significant Accounting Policies

         Revenue Recognition. The Company derives revenues from sales of equipment, software, licenses of database content, service, and subscriptions.

         Information & Learning (I&L) provides its customers with access to periodicals, newspapers, dissertations, out-of-print books and other scholarly material in exchange for a fee that normally covers a period of twelve months. Revenues from these subscription agreements are recognized ratably over the term of the agreements using the straight-line method.

         Publishing Services (PS) publishes parts catalogs for automotive dealerships and also provides dealer management systems software for powersports dealerships. Parts catalog products are generally sold under multiple-element arrangements that include hardware and related operating systems software, an electronic parts catalog (EPC) database and retrieval system, an agreement to provide periodic updates to the EPC database over the term of the arrangement, and specified services. The Company allocates the total revenue to be received under these arrangements between two elements--the hardware and related operating system software element and the remaining deliverables considered together as a group--based on relative fair value.

         The Company accounts for the hardware and related operating systems software element as a sales-type lease, and recognizes sales revenue equal to the normal selling price for such systems upon shipment, when all significant contractual obligations are satisfied and collection of the resulting receivable is reasonably assured. The remainder of the fee due under these arrangements is recognized as revenue on a straight-line basis over the term of the agreement.

         Revenue from powersports dealer management systems software is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Multiple element software license fees are allocated based on the relative fair values of the elements and recognized when accepted by the customer.

         Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out ("FIFO") method) or market. During the fourth quarter of 2000, the Company changed its method of inventory valuation for the Publishing Services business from the last-in, first-out ("LIFO") method to the FIFO method as the majority of the inventory items for this business have been continuing to decrease in price. Accordingly, the Company believes that the FIFO method will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by accounting principles generally accepted in the United States of America.

         The components of inventory are shown in the table below as of the dates indicated:

                                               June 30,     December 30,
                                                 2001           2000
                                              --------      -----------
     Finished products ....................    $ 1,585        $ 1,932
     Products in process and materials ....      3,129          2,672
                                               -------       --------
     Total inventory ......................    $ 4,714        $ 4,604
                                               =======        =======


         Derivative Financial Instruments and Hedging Activities. On December 31, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 and, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the balance sheet and measures them at fair value. Adoption of SFAS No. 138 and SFAS No. 133 did not have a material impact on the Company's financial position, operating results or cash flows.

                               Interest Rate Risk
                               ------------------

         The Company's interest bearing loans and borrowings are subject to interest rate risk. As part of the Company's risk management, $350 million of notional amount US dollar interest rate swaps are designated as cash flow hedges of the US dollar "LIBOR" interest rate debt issuances.

         All derivatives contracts are reported at fair value with the changes in fair value recorded in Other Comprehensive Income (Loss). The Company recognizes the earnings impact of interest rate swaps designated as cash flow hedges upon the payment of the interest related to the hedged debt. The terms of the interest rate swaps exactly match the terms of the underlying transaction, therefore, there is no hedge ineffectiveness nor corresponding earnings impact.

                             Foreign Exchange Risks
                             ----------------------

         A portion of revenues, earnings and net investment in foreign affiliates are exposed to changes in foreign exchange rates. Substantially all foreign exchange risks are managed through operational means. However, the Company believes that foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts have not been designated for hedging treatment under SFAS No. 138 and SFAS No. 133.

                                   Accounting
                                   ----------

         The impact the derivatives have on the financial statements are as follows:

Other Liabilities
         o Fair value of interest rate swaps designated as cash flow hedges

Accumulated Other Comprehensive Income
         o  Interest rate swaps designated as cash flow hedges

Interest Expense
         o  Interest rate swaps designated as cash flow hedges

         For the first half of fiscal 2001, there were no net gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges. Approximately $8,248 of net derivative losses included in other comprehensive income at June 30, 2001 will be reclassified into earnings within twelve months from that date.

         The following table summarizes the net activities in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the first half of fiscal 2001:

     Cumulative effect of adopting SFAS No. 133 as of
       December 31, 2000 ................................       $ (2,032)
     Gains/(losses) reclassified into net earnings.......          1,283
     Year-to-date net unrealized loss on derivatives.....         (4,612)
                                                                ---------
     Total...............................................       $ (5,361)
                                                                =========

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

                                               Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                               --------------------     ----------------------
                                                June 30,   July 1,        June 30,   July 1,
                                                  2001       2000           2001      2000
                                                -------    -------        -------    -------
     Basic .................................     23,718     23,680         23,670     23,679
     Dilutive effect of stock options ......        267          -              -          -
                                                -------    -------        -------    -------
     Diluted ...............................     23,985     23,680         23,670     23,679
                                                =======    =======        =======    =======


Diluted Earnings (Loss) Per Common Share from Continuing Operations before Equity in Loss of Affiliate and Cumulative Effect of a
 Change in Accounting Principle:
-------------------------------------------------------------------

Earnings from continuing operations before
 equity in loss of affiliate and cumulative
 effect of a change in accounting principle...  $  0.25    $  0.10        $  0.47    $  0.13
Equity in loss of affiliate ..................    (0.25)     (0.21)         (0.49)     (0.37)
                                                -------    -------        -------    -------
Loss from continuing operations before
 cumulative effect of a change in accounting
 principle....................................  $     -    $ (0.11)       $ (0.02)   $ (0.24)
                                                =======    =======        =======    =======

Note 3 - Discontinued Operations

         In the first quarter of fiscal 2000, the Company adopted a plan to divest its Mail and Messaging Technologies (MMT) and Imaging businesses and its financing subsidiary (BHFS). Accordingly, the operating results and net assets of these businesses have been segregated from the Company's continuing operations. The Consolidated Statements of Operations separately reflect the earnings of these businesses, which include an allocation of the Company's interest expense. The Consolidated Balance Sheets separately reflect the net assets of these businesses as a non-current asset.

         In October 2000, the Company announced an agreement to sell its Imaging business to Eastman Kodak. The transaction was completed in February 2001 for $135,000 with the scanner equipment business excluded due to regulatory issues. Further, in June 2001 the Company sold a majority of MMT's foreign operations to Pitney Bowes for $51,000.

         Currently, the Company's discontinued operations consist of its North American MMT business, the scanner equipment business that was excluded from the sale of the Imaging business to Eastman Kodak, and BHFS. The Company expects to complete the disposition of its remaining discontinued operations by sale before the end of fiscal 2001.

         Amounts related to MMT's international business are shown separately herein. Results for discontinued operations are shown in the tables below for the periods indicated:


                   Thirteen Weeks Ended June 30, 2001             Thirteen Weeks Ended July 1, 2000
              --------------------------------------------   --------------------------------------------

              MMT N.A.                             Total     MMT N.A.                 MMT        Total
               & BHFS     Imaging    MMT Intl.   Disc. Ops.   & BHFS     Imaging      Intl.    Disc. Ops.
              --------    -------    --------    ----------  --------    --------   --------   ----------
Net sales ... $ 89,733    $     -    $  9,763     $ 99,496   $ 83,675    $ 31,244   $ 16,702    $131,621

EBIT (1) before
 restruct-
 uring ...... $  4,154    $     -    $   (993)    $  3,161   $  1,786    $  3,375   $ (1,051)   $  4,110

Restructuring
 charges .... $      -    $     -    $      -     $      -   $      -    $  1,924   $      -    $  1,924
              --------    -------    --------     --------   --------    --------   --------    --------

EBIT (1) .... $  4,154    $     -    $   (993)    $  3,161   $  1,786    $  1,451   $ (1,051)   $  2,186

Interest
 expense ....                                        3,348                                         2,808
                                                  --------                                      --------
Earnings (loss)
 before income
 taxes ......                                     $   (187)                                     $   (622)

Income tax
  benefit ...                                     $    (75)                                     $   (248)
                                                  --------                                      --------
Earnings (loss)
 from discontinued
 operations .                                     $   (112)                                     $   (374)
                                                  ========                                      ========

(1) EBIT is defined as earnings (loss) from discontinuing operations before restructuring, interest, and income taxes.

                  Twenty-Six Weeks Ended June 30, 2001            Twenty-Six Weeks Ended July 1, 2000
              ---------------------------------------------  --------------------------------------------
              MMT N.A.                             Total     MMT N.A.                 MMT        Total
               & BHFS     Imaging    MMT Intl.   Disc. Ops.   & BHFS     Imaging      Intl.    Disc. Ops.
              --------    -------    ---------   ----------  --------    --------   --------   ----------
Net sales ... $174,592    $10,924    $ 29,542     $215,058   $163,841    $ 68,502   $ 37,102    $269,445

 EBIT (1) before
 restruct-
 uring ...... $  9,116    $ 1,133    $   (893)    $  9,356   $  6,403    $  7,140   $ (1,765)   $ 11,778

Restructuring
 charges .... $      -    $     -    $      -     $      -   $    155    $  2,064   $  3,167    $  5,386
              --------    -------    --------     --------   --------    --------   --------    --------

EBIT (1) .... $  9,116    $ 1,133    $   (893)    $  9,356   $  6,248    $  5,076   $ (4,932)   $  6,392

Interest
 expense ....                                        5,848                                         5,153
                                                  --------                                      --------
Earnings (loss)
 before income
 taxes ......                                     $  3,508                                      $  1,239

Income tax
 expense.....                                     $  1,403                                      $    496
                                                  --------                                      --------
Earnings (loss)
 from discontinued
 operations .                                     $  2,105                                      $    743
                                                  ========                                      ========

(1) EBIT is defined as earnings (loss) from discontinuing operations before restructuring, interest, and income taxes.

         Assets and liabilities of discontinued operations were as follows as of June 30, 2001:

                                                     June 30, 2001
                                     -----------------------------------------------
                                        MMT                                 Total
                                       & BHFS     Imaging     MMT Intl.   Disc. Ops.
                                      --------   ---------   ----------  -----------
     Current assets .............     $166,135    $      -    $      -     $166,135
     Non-current assets .........      103,979           -           -      103,979
                                      --------    --------    --------     --------
     Total assets                     $270,114    $      -    $      -     $270,114
                                      --------    --------    --------     --------
     Current liabilities ........     $107,761    $      -    $      -     $107,761
     Long-term liabilities ......            -           -           -            -
                                      --------    --------    --------     --------
     Total liabilities                $107,761    $      -    $      -     $107,761
                                      --------    --------    --------     --------
     Net assets of discontinued
      operations ..............       $162,353    $      -     $     -     $162,353
                                      ========    ========    ========     ========

Note 4 - Sales of Assets

         Gains on sales of assets in the first half of fiscal 2000 included:

                  - a portion of the Company's investment in its affiliate (bigchalk.com) resulting from the exercise of stock options granted to employees (proceeds of $1,156 and gain on sale of $867),

                  - the Company's investment in an entity acquired by bigchalk.com in exchange for additional common stock in bigchalk.com with a value of $4,935 (a resulting gain on sale of $489), and

                  - additional proceeds related to the sale in 1999 of vacant land which was adjacent to one of the Company's manufacturing operations (additional proceeds/gain on sale of $1,395).

Note 5 - Restructuring

         In December 1999, the Company approved a plan to separate its Mail and Messaging Technologies and Imaging businesses and its financial subsidiary from its core information and publishing operations, and to restructure and consolidate its corporate headquarters and certain activities of its continuing operations. The plan was developed to enhance the Company's operational focus and growth prospects and reduce its leverage.

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

         In connection with the implementation of this plan, the Company recorded a charge in continuing operations of $10,505 in fiscal 1999. The Company also recognized an additional charge of $26,260 related to discontinued operations in connection with this restructuring plan.

         In total, the fiscal 1999 restructuring provided for the separation of 122 employees (114 domestic employees and 8 international employees) of which approximately twenty percent

(24) were management and eighty percent (98) were non-management employees.

         In 2000, the Company continued to pursue its plan to divest its non-core businesses and recorded a charge of $5,196.

         The fiscal 2000 restructuring charge provided for the separation of a total of 72 employees (65 domestic employees and 7 international employees) of which approximately ten percent (7) were management and ninety percent (65) were non-management employees.

         At June 30, 2001, all employees included in the restructuring plan had been terminated. The restructuring plan will be substantially completed during fiscal 2001. The details of the restructuring charges as follows:


                                        Twenty-six Weeks Ended June 30, 2001
                              Balance   ------------------------------------   Balance
                              Dec. 31,    Restruct.          Utilized          June 30,
                               2000        Charge        Cash     Noncash        2001
                            -----------  --------      -------    --------     --------
Continuing Operations
---------------------
Severance ................   $ 1,980      $     -      $(1,886)   $      -     $     94
Obligations under various
  noncancellable leases...     4,293            -       (2,564)      (178)        1,551
                             -------      -------      --------   --------     --------
Continuing Operations ....   $ 6,273      $     -      $(4,450)   $  (178)     $  1,645
                             -------      -------      --------   --------     --------

                                        Twenty-six Weeks Ended June 30, 2001
                              Balance   ------------------------------------   Balance
                              Dec. 31,    Restruct.          Utilized          June 30,
                               2000        Charge        Cash     Noncash(1)      2001
                            -----------   --------     -------    ----------   --------
Discontinued Operations
-----------------------
Severance ................   $   327      $     -      $  (211)   $  (116)     $      -
Obligations under various
  noncancellable leases...     2,743            -         (299)    (2,100)          344
                             -------      -------      --------   --------     --------
Discontinued Operations ..   $ 3,070      $     -      $  (510)   $(2,216)     $    344
                             -------      -------      --------   --------     --------

Total Company ...........    $ 9,343      $     -      $(4,960)   $(2,394)     $  1,989
                              ======      =======      ========   ========     ========

(1) Non-cash charge is to eliminate restructuring reserve at discontinued operations which were sold in the twenty-six weeks ended June 30, 2001 (Imaging and MMT International).


Note 6 - Cumulative Effect of a Change in Accounting Principle

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of this pronouncement, the Company has modified its accounting for revenue from new on-line subscriptions in the Information & Learning (I&L) business and from electronic parts catalog (EPC) agreements in the Publishing Services (PS) business.

         Consistent with the SEC guidelines contained in SAB 101, beginning in fiscal 2000, revenue for new on-line subscriptions at I&L is recognized equally throughout the initial subscription period, with appropriate cost deferral. Previously, such revenue was recognized during the initial subscription period in proportion to costs incurred, in order to yield a constant gross profit percentage throughout the subscription period.

         Under the new method of revenue recognition at PS, all EPC content revenue is recognized over the term of the agreement using the straight-line method. Previously, the Company recognized revenue related to the content element of these agreements primarily upon delivery of the product to the customer, with a portion deferred and recognized on the straight-line basis over the initial agreement period.

         The cumulative effect of adopting these changes in accounting for revenue are reported as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2000. As a result of the changes in the methods of accounting for revenue, approximately $114,800 in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment of $65,302 (net of tax benefit of $38,500). In connection with the initial recognition of these changes in the method of accounting for revenue, the Company reversed certain accounts receivable balances and recorded a liability of approximately $88,600 representing amounts due from customers in the future that were monetized by the Company's finance subsidiary prior to the change in the method of revenue recognition. The effect of these changes in the first half of fiscal 2000 was to increase sales by $1,791, selling and administrative expense by $605, and net interest expense by $3,880.

         During the first half of fiscal 2001 and 2000, the Company recognized revenue of approximately $16,664 and $23,463, respectively, that was recognized in 1999 and prior years under the Company's prior revenue recognition methods.


Note 7 - Comprehensive Income

         Comprehensive earnings or loss includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners.

         Comprehensive income is shown in the table below for the periods indicated:

                                           Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                           --------------------   ----------------------
                                            June 30,    July 1,    June 30,    July 1,
                                              2001       2000        2001         2000
                                           --------    --------   ---------   ---------
Net earnings (loss) ....................   $   (96)    $(2,978)   $ 45,130    $(70,303)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative
 instruments, net of tax ...............     1,233           -      (5,361)          -
Foreign currency translation
 adjustments ...........................      (338)        179         429         208
                                           -------     -------    --------    --------
Comprehensive income (loss).............   $   799     $(2,799)   $ 40,198    $(70,095)
                                           =======     =======    ========    ========

         The foreign currency translation adjustments and net loss on derivative instruments do not impact the Company's income tax expense.

Note 8 - Segment Reporting

                                       Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                      ----------------------     ----------------------
                                       June 30,       July 1,    June 30,      July 1,
                                        2001           2000        2001         2000
                                      ---------     ---------    ---------    ---------
NET SALES
  Information and Learning.......     $ 59,499      $ 55,809     $115,413     $106,184
  Publishing Services............       41,244        38,448       81,183       76,700
                                      --------      --------     --------     --------
Total Net Sales                       $100,743      $ 94,257     $196,596     $182,884
                                      ========      ========     ========     ========
EBIT (1)
  Information and Learning.......     $  9,521      $  7,455     $ 18,525     $ 12,188
  Publishing Services............        9,969         7,305       18,507       13,848
  Corporate/Other................       (3,008)       (4,021)      (6,309)      (7,771)
                                      --------      --------     --------     --------
Total EBIT (1)...................     $ 16,482      $ 10,739     $ 30,723     $ 18,265
                                      ========      ========     ========     ========

                                                            June 30, 2001  July 1, 2000
                                                            -------------  ------------
ASSETS
  Information and Learning..................................   $378,522       $364,249
  Publishing Services.......................................    102,970        102,670
  Corporate/Other...........................................     22,996         37,665
                                                               --------       --------
Total Assets................................................   $504,488       $504,584
                                                               ========       ========

(1) The Company uses earnings from continuing operations before interest, income taxes, restructuring, gains on sales of assets, equity in earnings of affiliate and cumulative effect of a change in accounting principle (EBIT) as a measure of segment operating performance. EBIT is generally viewed as providing useful information regarding a company's operations, but it is not a measure of financial performance under generally accepted accounting principles. EBIT from continuing operations should not be considered in isolation from or as a substitute for net income as a measure of the Company's profitability. Additionally, the Company's calculations of EBIT from continuing operations may not be comparable to other similarly titled measures of other companies. EBIT from continuing operations has been included because it provides useful information about how management assesses the Company's operating performance.

Note 9 - Investments in Affiliates

     In December 1999, the Company combined its K-12 internet business with the K-12 internet business of Infonautics, Inc., to form bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. The Company's equity in bigchalk.com's loss equaled $11.6 million in the first half of 2001. As a result of both venture capital financing and the exchange of the Company's investment in an entity acquired by bigchalk.com for additional shares in bigchalk.com, the Company owns approximately 40% of bigchalk.com. The carrying value of this investment was $1,801 at June 30, 2001. The Company accounts for its investment in bigchalk.com on the equity method.

         Summarized financial information of bigchalk.com was as follows:

Condensed Statement of Operations:

                                                  Thirteen Weeks          Twenty-Six Weeks
                                                      Ended                   Ended
                                                -------------------      -------------------
                                                June 30,   July 1,       June 30,   July 1,
                                                  2001       2000          2001      2000
                                                --------   --------      --------   --------
     Net sales .............................    $ 7,004    $  9,024      $ 14,138   $ 17,463
     Gross profit ..........................      4,660       5,860         9,434     11,300
     Loss before income taxes ..............     (9,817)    (10,550)      (21,353)   (17,901)
     Net loss ..............................     (9,667)     (6,988)      (21,011)   (16,998)

Condensed Statement of Financial Condition:

                                                      June 30,     Dec. 30,
                                                        2001         2000
                                                      --------     --------
                    Current assets ................   $ 39,120     $ 33,247
                    Non-current assets ............     58,621       69,293
                                                      --------     --------
                    Total assets ..................   $ 97,741     $102,540
                                                      ========     ========

                    Current liabilities ...........   $ 22,045     $ 26,343
                    Non-current liabilities........    107,293       79,068
                    Members' interest .............    (31,597)      (2,871)
                                                      --------     --------
                    Total liabilities
                     and members' interest ........   $ 97,741     $102,540
                                                      ========     ========

Item 2.
-------

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

         This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended December 30, 2000.

         Except for the historical information and discussions contained herein, statements contained in this release may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risks, unexpected merger-related effects, timing and market conditions relating to the sale of the Mail & Messaging Technologies business as well as business execution risk and risk of new competitors, and any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the education and library markets, the availability of free or advertising-supported research information on the Internet, decreases or shifts in mail volumes, rate of acceptance of electronic-based mailings, including effects of an rate of acceptance of internet-based solutions, including the automotive business, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in the Company's filing with the Securities and Exchange Commission.

Results of Operations
---------------------

Second Quarter 2001 Compared to Second Quarter 2000
---------------------------------------------------

         The Company's net sales from continuing operations increased $6.5 million, or 6.9%, to $100.7 million in the second quarter of 2001.

         Net sales of the Information & Learning business increased $3.7 million, or 6.6%, to $59.5 million due to strong sales at ProQuest On-Line, which grew 18%, partially offset by lower than expected international sales and non-subscription digital products.

         Net sales of Publishing Services business increased $2.8 million, or 7.3% to $41.2 million in the second quarter of 2001. This increase is primarily due to strong sales of the automotive electronic parts catalogs, which grew 9.9%, partially offset by a slight decline in sales of computer hardware and microfilm, which are less strategic and more mature product lines.

         The Company's cost of sales decreased $2.3 million, or 4.8% to $45.6 million in the second quarter of 2001, with the gross profit (net sales less cost of sales) percentage of sales increasing 5.5%, primarily due to favorable product mix and effective expense management.

         Research and development expense increased $1.4 million, or 32.8%, to $5.5 million in the second quarter of 2001 as the Company continually seeks to take advantage of new product/technology opportunities in each of its businesses.

         Selling and administrative expense increased $1.7 million, or 5.3%, to $33.2 million in the second quarter of 2001, reflecting additional sales/marketing resources to capitalize on the sales growth opportunities.

         Earnings from continuing operations before interest, income taxes, restructuring, gains on sales of assets, equity in loss of affiliate, and cumulative effect of a change in accounting principle increased $5.7 million, or 53.5%, to $16.5 million in the second quarter of 2001 resulting from increased sales and leveraged operating costs/expenses (despite significant investments in e-commerce-related initiatives). EBITDA (which adds back depreciation and amortization) increased $5.9 million, or 24.4%, to $30.1 million in the second quarter of 2001.

         The Company uses earnings from continuing operations before interest, income taxes, restructuring, gains on sales of assets, equity in earnings of affiliate and cumulative effect of a change in accounting principle (EBIT) as a measure of segment operating performance. The Company also uses EBITDA from continuing operations (which is defined as EBIT plus depreciation and amortization of other long-term assets, primarily intangibles of acquired companies) as a measure in assessing both operating performance and cash flows. Both EBIT and EBITDA are generally viewed as providing useful information regarding a company's operation, but they are not measures of financial performance under generally accepted accounting principles. EBIT and EBITDA from continuing operations should not be considered in isolation from or as a substitute for net income as a measure of the Company's profitability. Additionally, the Company's calculations of EBIT and EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies.

         Net interest expense decreased $0.5 million, or 7.8%, to $6.3 million in the second quarter of 2001, primarily reflecting decreased debt levels due to the Company utilizing the proceeds from the sales of discontinued operations to pay down debt.

         Income tax expense increased in the second quarter of 2001 as a result of the higher level of pretax profit, with the income tax rate remaining constant with the prior year.

Financial Condition and Liquidity
---------------------------------

         Debt (net of cash and cash equivalents) decreased by $26.0 million to $371.2 million in the second quarter of 2001 as a result of the proceeds from the sales of discontinued operations, partially offset by cash used by operations and capital expenditures.

First Half 2001 Compared to First Half 2000
-------------------------------------------

         The Company's net sales from continuing operations increased $13.7 million, or 7.5%, to $196.6 million in the first half of 2001, resulting from strong sales growth of the Information & Learning business. Net sales of the Information & Learning business increased $9.2 million, or 8.7%, to $115.4 million due to strong sales at ProQuest On-Line, which grew 18%, partially offset by lower than expected international sales and non-subscription digital products.

         Net sales of the Publishing Services business increased $4.5 million, or 5.8% to $81.2 million in the first half of 2001. This increase is primarily due to strong sales of the automotive electronic parts catalogs, which grew 5.8%, partially offset by a slight decline in sales of computer hardware and microfilm, which are less strategic and more mature product lines.

         The Company's cost of sales decreased $2.5 million, or 2.6% to $92.7 million in the first half of 2001, with the gross profit (net sales less cost of sales) percentage increasing 4.9% primarily as a result of favorable product mix and effective expense management.

         Research and development expense increased $2.1 million, or 24.3%, to $10.6 million in the first half of 2001 as the Company continually seeks to take advantage of new product/technology opportunities in each of its businesses. The Company's research and development expenditures include investments in a variety of e-commerce initiatives, expenses for database and software development, information delivery systems and other electronic devices.

         Selling and administrative expense increased $1.6 million, or 2.7%, to $62.6 million in the first half of 2001, reflecting additional sales/marketing resources to capitalize on the sales growth opportunities from internet-based products.

         Earnings from continuing operations before interest, income taxes, restructuring, gains on sales of assets, equity in loss of affiliate, and cumulative effect of a change in accounting principle increased $12.5 million, or 68.2%, to $30.7 million in the first half of 2001 resulting from increased sales and leveraged operating costs/expenses. EBITDA (which adds back restructuring costs, and depreciation and amortization) increased $13.0 million, or 29.0%, to $57.9 million in the first half of 2001.

         The Company uses earnings from continuing operations before interest, income taxes, restructuring, gains on sales of assets, equity in earnings of affiliate and cumulative effect of a change in accounting principle (EBIT) as a measure of segment operating performance. The Company also uses EBITDA from continuing operations (which is defined as EBIT plus depreciation and amortization of other long-term assets, primarily intangibles of acquired companies) as a measure in assessing both operating performance and cash flows. Both EBIT and EBITDA are generally viewed as providing useful information regarding a company's operation, but they are not measures of financial performance under generally accepted accounting principles. EBIT and EBITDA from continuing operations should not be considered in isolation from or as a substitute for net income as a measure of the Company's profitability. Additionally, the Company's calculations of EBIT and EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies.

         Net interest expense decreased $2.4 million, or 16.1%, to $12.4 million in the first half of 2001, primarily reflecting decreased debt levels due to the Company utilizing the proceeds from the sales of discontinued operations to pay down debt.

         Income tax expense increased in the first half of 2001 as a result of the higher level of pretax profit, with the income tax rate remaining constant with the prior year.

         In December 1999, the Company combined its kindergarten through twelfth grade ("K-12") internet business with the K-12 internet business of Infonautics, Inc., to form bigchalk.com, with the equity in bigchalk.com's loss equaling $11.6 million in the first half of 2001. Subsequent to both venture capital financing and the sale of the Company's investment in an entity acquired by bigchalk.com (in exchange for additional common stock) in the first half of 2001, the company owns approximately 40% of bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community.

         In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging business and its financing subsidiary. Accordingly, the operating results of these businesses have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements.

Financial Condition and Liquidity
---------------------------------

         Debt (net of cash and cash equivalents) decreased by $135.0 million to $371.2 million in the first half of 2001 as a result of the proceeds from the sales of discontinued operations, partially offset by cash used by operations and capital expenditures.

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

Recently Issued Financial Accounting Standards

         In July 2001, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations, and eliminates the pooling of interests method as a valid method to account for a business combination for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for the Company will be December 30, 2001, the first day of the Company's next fiscal year. Management is currently assessing the impact of these Statements on the Company's results of operations and financial position.

Item 3.
-------

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

         The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency and interest rates which may adversely affect its results of operations and financial position. The Company has entered into interest rate swaps having notional amounts totaling $350 million at June 30, 2001. The potential impact on the Company's earnings from a 50 basis point increase or decrease in quoted interest rates would be approximately $185 expense or benefit for the first half of 2001. The interest rate swaps have expiration dates through September 2005.

         The Company's practice is to hedge its significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. The Company does not utilize financial derivatives for trading or other speculative purposes. The derivative contracts have maturity dates extending through August 2001, and are for an aggregate amount of $59.2 million at June 30, 2001 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts; however, such nonperformance is not anticipated. The potential impact on the Company's earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Part II.  Other Information
--------  -----------------


Item 1.  Legal Proceedings.
-------  ------------------

         The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

(a)      Exhibits:

         Index Number     Description
         ------------     -----------

             None

(b)      Reports on Form 8-K.

         The Company filed the following Form 8-Ks during the thirteen weeks ended June 30, 2001:

         - On June 13, 2001 regarding the Company's name change from Bell & Howell Company to ProQuest Company,

         - on June 18, 2001 regarding the sale of its international Mail and Messaging Technologies unit, and

         - on June 22, 2001, a Form 8-K/A regarding the sale of its Imaging unit.




                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001                   PROQUEST COMPANY





                                        /s/ James P. Roemer
                                        -------------------------------------
                                        James P. Roemer
                                        Chairman of the Board
                                        of Directors, President and
                                        Chief Executive Officer


                                        /s/ Alan Aldworth
                                        -------------------------------------
                                        Chief Financial Officer
                                        and Director