Form 10-K/A
period 2000-12-30
PROQUEST CO
filed 2001-09-20
CIK 215219

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                Amendment No. 1


                                      to
                                  FORM 10-K/A


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                       Commission file number
       December 30, 2000                                      1-3246
                               ProQuest Company

                   (formerly known as Bell & Howell Company)
            (Exact Name of Registrant as Specified in its Charter)


                Delaware                               36-3580106
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

300 North Zeeb Road, Ann Arbor, Michigan                48103-1553
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code (734) 761-4700

          Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange
   Title of each class                 __on which registered__
   -------------------                   ---------------------
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

                               TABLE OF CONTENTS


PART I                                                          Page
                                                                -----

 Item   1.  Business .........................................    1
 Item   2.  Properties .......................................    5
 Item   3.  Legal Proceedings ................................    6
 Item   4.  Submission of Matters to a Vote of
             Security Holders ................................    6
            Executive Officers and Directors .................    7
PART II

 Item   5.  Market for Registrant's Common Equity
             and Related Stockholder Matters .................   10
 Item       Selected Consolidated Financial and
             Operating Data ..................................   11
 Item   7.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ......................................   13
 Item  7a.  Quantitative and Qualitative Disclosures About
             Market Risk .....................................   26
 Item   8.  Financial Statements and Supplementary Data ......   26
 Item   9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ..........   82

PART III

 Item  10.  Directors and Executive Officers of
             the Registrant ..................................   82
 Item  11.  Executive Compensation ...........................   82
 Item  12.  Security Ownership of Certain Beneficial
             Owners and Management ...........................   82
 Item  13.  Certain Relationships and Related
             Transactions ....................................   82

SIGNATURE PAGE ...............................................   83

PART IV

 Item  14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K .........................   84

EXHIBITS

                                ProQuest Company


Item 1. Business
------  --------

We believe that ProQuest Company (formerly known as Bell & Howell Company) and its subsidiaries (collectively, the "Company") is a leading global information solutions provider, based on our understanding of our industry. Within its two business segments, Information and Learning, and Publishing Services, the Company develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (government, college/university, corporate and public) and transportation and vehicle dealers. The Company's unique databases, proprietary access tools, value-added services, and software applications are designed to meet customers' increasing information needs, which have evolved well beyond the mere availability of information. Customers' demands for more efficient and effective access to relevant data for specific information requirements are being driven by their needs to reduce search time and cost while performing more focused yet comprehensive searches. The Company's Information and Learning and Publishing Services businesses provide solutions to these customer needs.


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


     Information and Learning.  The Company's Information and Learning business
     ------------------------
transforms information contained in periodicals, newspapers, dissertations, out-of-print books and other scholarly material into microfilm and electronic formats that can be easily accessed to provide the user with answers. The Company collects, creates, organizes and distributes information and develops learning products for professors, students and lifelong learners in universities, classrooms, libraries and homes. This information - which includes a microfilm vault containing nearly 6 billion pages that are currently being digitized - is then made available through subscriptions via the Internet, CD and microform. The Company's comprehensive database, which was enhanced by the acquisition in the fourth quarter fiscal 1999 of Chadwyck-Healey (a provider of humanities and social science reference and research publications for the academic, professional and library markets), consists of over 20,000 periodical titles and 7,000 newspaper titles, as well as its unique content base consisting of 1.5 million dissertations, 390,000 out-of-print books, 550 research collections, and over 15 million proprietary abstracts for on-line/other electronic retrieval. This content is primarily English-language based but also includes content in German and Spanish. The ability to provide its customers with the full image as originally published distinguishes the Company from other information providers which typically store and provide information in a text-only format, omitting essential charts, graphs, pictures and other images. Furthermore, the Company distinguishes itself by providing content that has been enhanced by the Company's rigorous editorial process and made robust by software and learning applications that yield more relevant search results. Until recently the focus of the electronic products has been on current data, but with the "Digital Vault Initiative", the Company is tapping into its microfilm vault to digitize and bring alive important, difficult to find content from the 1980s back to the 1400s. Customers include libraries and information centers, colleges and universities, public, corporate and government libraries as well as a number of well known information providers that resell the Company's electronic content primarily within the corporate desktop user market.


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


     Publishing Services. The Company's Publishing Services business provides
     -------------------
electronic content and e-commerce applications for dealerships that require immediate access to technical information and diagrams related to parts, service and business operations. Customers include automotive, motorcycle and marine dealers. These services help dealers improve business operations by transforming complex technical and performance measurement data into easily accessed answers. This information in turn helps manufacturers, dealerships or service networks more effectively manage their businesses.

     For its automotive customers, the Company creates and markets turnkey systems in 17 languages consisting primarily of electronic parts catalogs which allow automotive dealerships to electronically access manufacturers' proprietary technical documentation (such as parts catalogs, parts and service bulletins and other reference materials) and to interface with other important information systems (such as inventory management and billing) within the dealership. In addition, the Company provides complete dealer management systems and electronic parts catalogs to powersports and recreational vehicle dealerships. Similar to automotive, the Company provides dealerships access to proprietary technical documentation for most major motorcycle manufacturers. In the first quarter of fiscal 1999, the Company acquired Alison Associates, Inc. which provides performance database products to automotive and powersports manufacturers/dealers.

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

Competition

     The markets in which the products of the Company are sold are highly competitive and, in certain instances, include competitors with substantially greater financial and other resources. In the Information and Learning segment, the main competitors are Thomson Corporation and EBSCO Company. The Company also competes with universities such as Massachusetts Institute of Technology for distribution of doctoral dissertations. Newspaper and book publishers also compete with the Company in the distribution of information either electronically or through another medium such as print.


     In the Publishing Services segment, the Company competes with Reynolds and Reynolds, Automated Data Processing Company, Electronic Data Systems, and many original equipment manufacturers such as DaimlerChrysler, Honda Motor Company, Toyota Motor Company, Harley-Davidson, and Ford Motor Company for the distribution of electronic or other parts catalogs.

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

Promotional Activities


     The Company conducts a comprehensive marketing program, including advertising, promotional materials, direct mail and telemarketing. The Company also participates frequently in industry trade shows that increase customer awareness of ProQuest products.


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

Employees

     At the end of fiscal 2000, the Company had 2,379 employees in its continuing operations.


Item 2.  Properties.
------   ----------


     ProQuest's principal administrative office is located in Ann Arbor, Michigan. The following table provides certain summary information in square feet with respect to the production and development facilities that the Company owns or leases in connection with its businesses:
                                   2000
                                  -------
             Owned ............   284,000
             Leased............   328,000
                                  -------
             Total.............   612,000
                                  =======


     ProQuest primarily leases facilities in the United States, Canada and United Kingdom. The termination of any one of the leases, some of which are long-term, would not significantly affect the Company's operations.


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


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

Executive Officers and Directors

     The following table sets forth the names, ages and positions held by the directors and executive officers of the Company:

Name                             Age       Positions at the Company
---------------------------      ---       ------------------------

James P. Roemer                   53       Chairman of the Board,
                                           President and Chief Executive
                                           Officer

Alan Aldworth                     45       Senior Vice President,
                                           Chief Financial Officer
                                           and Director

Nils A. Johansson                 52       Director, Executive Vice
                                           President

David Bonderman                   58       Director

David G. Brown                    44       Director

William E. Oberndorf              47       Director

Gary L. Roubos                    64       Director

John H. Scully                    56       Director

William J. White                  62       Director

Todd W. Buchardt                  40       Secretary and General Counsel

Dwight A. Mater                   43       Vice President, Business
                                           Development and Investor
                                           Relations

Joseph P. Reynolds                51       President and Chief Executive
                                           Officer of ProQuest
                                           Information and Learning

Linda Longo-Kazanova              48       Vice President, Human Resources

     The business experience and certain other information relating to each director and executive officer of the Company is set forth below:

     James P. Roemer has been Chairman of the Board since January 1998 and has been a Director of the Company since February 1995. In February 1997 he was elected President and Chief Executive Officer of the Company. From February 1995 to February 1997 he served as President and Chief Operating Officer of the Company. Prior to that, he served as President and Chief Executive Officer of ProQuest Information and Learning Company from January 1994 to June 1995. Mr. Roemer joined ProQuest as Vice President and Bell & Howell Publishing Services Company as President and Chief Operating Officer in October 1991 and was promoted to President and Chief Executive Officer of Publishing Services Company in September 1993. Prior to joining ProQuest, Mr. Roemer was President of the Michie Group, Mead Data Central from December 1989 to October 1991. From January 1982 to December 1989 he was Vice President and General Manager of Lexis, an on-line information service. From April 1981 to December 1982 he served as acting President of Mead Data Central.

     Alan Aldworth has been Chief Financial Officer of the Company since October 2000. Prior to joining ProQuest, he spent 19 years at Tribune Company where he held a variety of senior financial management and general management positions; the most recent of which was as the General Manager of Tribune Education Company.

     Nils A. Johansson has been a Director of the Company since April 1990. Since January 1994, he has held the office of Executive Vice President. Mr. Johansson served as Chief Financial Officer of the Company from January 1992 to October 2000. From May 1989 to December 1991, he was Vice President, Finance, Treasurer and Chief Financial Officer of the Company. From February 1981 to May 1989 he held various executive positions with ProQuest, including Corporate Treasurer, and positions in financial planning, analysis and control, as well as business development.

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

     Todd W. Buchardt was appointed General Counsel in April 1998, and in September 1998 was elected to the additional office of Secretary. Prior to joining ProQuest, he held various legal positions with First Data Corporation from 1986 to 1998.

     Dwight A. Mater has been Vice President, Business Development and Investor Relations since March 1998. From July 1996 to February 1998 he served as Vice President, Business Development and from February 1994 to June 1996, he served as Director of Business Development. Prior to joining ProQuest, he held various marketing and business development positions with Baxter Healthcare Corporation from 1988 to 1994.

     Joseph P. Reynolds has been President and Chief Executive Officer of ProQuest Information and Learning Company since April 1998. Prior to joining ProQuest, he was Chief Executive Officer of the School and Career Education Group of Thomson Corporation from June 1997 to April 1998 and was Chief Operating Officer of that Group from June 1995 to June 1997. From 1982 to June 1995 he held various positions in management, sales and marketing at Thomson and its Delmar Publishers subsidiary.

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


Item 5.  Market for Registrant's Common Equity and Related
------   -------------------------------------------------
         Stockholder Matters.
         -------------------

     The Company's common stock is traded on the New York Stock Exchange under the symbol "PQE".

     The Company has not declared or paid any cash dividends on its common stock. The Company's Credit Agreement (as defined herein) contains certain restrictions on the payment of dividends on and repurchases of its common stock. (See Note 9 to the Consolidated Financial Statements.)

     The high and low closing prices of the Company's common stock were as follows:

                                         2000                 1999
                                -------------------   -------------------
Quarter                            High       Low        High       Low
-------                         --------   --------   --------   --------
First......................     $38.7500   $29.6250   $38.0000   $29.3125
Second.....................      32.1250    19.8750    39.2500    32.5000
Third......................      26.0625    19.6875    37.9375    32.0625
Fourth.....................      21.9375    15.1250    35.0000    27.3125

Item 6.  Selected Consolidated Financial and Operating Data.
------   --------------------------------------------------

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



                                                                          Fiscal
                                                   --------------------------------------------------
                                                    2000       1999       1998      1997      1996
                                                   --------   --------   --------  --------  --------
                                                      (Dollars in thousands, except per share data)
Continuing Operations Data (1)(2):
Net sales........................................  $374,301   $359,460   $321,047  $307,050  $282,507

Cost of sales....................................   189,196    182,300    159,335   152,520   147,878
Research and development expense.................    19,034     19,259     19,974    18,894    15,853
Selling and administrative expense...............   123,642    115,732    102,302    97,220    86,414
Gains on sales of assets.........................    (2,726)    (5,152)        --        --        --
Restructuring charge.............................     5,196     10,505         --        --        --
                                                   --------   --------   --------  --------  --------
Earnings before interest, income taxes and
 equity in earnings (loss) of affiliate..........    39,959     36,816     39,436    38,416    32,362
Net interest expense.............................    30,106     10,132     14,165    22,389    26,890
Income tax expense...............................     3,941     10,674     10,108     6,411     2,285
Equity in earnings (loss) of affiliate...........   (20,848)      (950)        --        --        --
                                                   --------   --------   --------  --------  --------
Earnings (loss)..................................   (14,936)    15,060     15,163     9,616     3,187
                                                   ========   ========   ========  ========  ========

Diluted earnings (loss) per common share ........  $  (0.63)  $   0.64   $   0.64  $   0.48  $   0.17
                                                   ========   ========   ========  ========  =======

Other Continuing Operations Data:
EBITDA (3).......................................  $ 93,797   $ 86,407   $ 79,357  $ 75,847  $ 63,977
Gross profit as a percent of net sales (4).......      49.5%      49.3%      50.4%     50.3%     47.9%
Capital expenditures.............................    42,623     35,055     29,874    28,181    27,735


                                                               At the End of Fiscal
                                              ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                               (Dollars in thousands)
Balance Sheet Data:
Total assets................................   765,739    783,812    657,598    633,495    604,729
Long-term debt..............................   501,821    506,783    445,240    497,252    548,281

Footnotes to the Selected Consolidated Financial and Operating Data:

(1) In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly the operating results of these businesses have been segregated from the Company's continuing operations, and are separately reported as discontinued operations in the consolidated financial statements. Excludes extraordinary losses of $28.9 million and $2.6 million in fiscal 1997 and 1996, respectively and cumulative effect of a change in accounting principle of $65.3 million in fiscal 2000. The fiscal 1996 to 1999 results have not been retroactively restated to reflect the impact of the change of the method of revenue recognition.

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

(3) EBITDA from continuing operations is defined as earnings from continuing operations before gains on sales of assets, restructuring charges ($5.2 million in 2000 and $10.5 million in 1999), interest, income taxes, equity in earnings of affiliate and cumulative effect of a change in accounting principle, plus depreciation and amortization of other long-term assets, primarily intangibles of acquired companies. EBITDA is generally regarded as providing useful information regarding a company's financial performance, but it is not a measure of financial performance under generally accepted accounting principles. EBITDA from continuing operations should not be considered in isolation from or as a substitute for net income as a measure of the Company's profitability, or as an alternative to the Company's cash flow from operating activities determined under generally accepted accounting principles as a measure of liquidity. Additionally, the Company's calculation of EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies. EBITDA from continuing operations has been included as a supplemental disclosure because it provides useful information about how management assesses the Company's ability to service debt and to fund capital expenditures. The Company's ability to service debt and fund capital expenditures in the future, however, may be affected by other operating or legal requirements.

(4)  Gross profit is defined as net sales less cost of sales.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-----    -----------------------------------------------------------------------
         of Operations
         -------------


     This section should be read in conjunction with the Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements of ProQuest Company and subsidiaries (collectively the "Company") and the notes thereto set forth elsewhere herein.


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

     In January 2000, the Company announced that in order to maximize growth prospects and reduce the Company's leverage, it would divest its disparate lines of business, namely the Mail and Messaging Technologies and Imaging businesses and its financing subsidiary and focus on its Information and Learning and Publishing Services segments. While the Company's original plan was to establish and operate the Mail and Messaging Technologies and Imaging businesses and its financing subsidiary as a single separate company, adverse changes in the credit and equity markets in the first half of fiscal 2000 caused management to revise the plan. The revised plan was, and continues to be, to sell the Mail and Messaging Technologies and Imaging businesses and its financing subsidiary either together or separately, and to use the proceeds to reduce debt. In February 2001, the Company completed the sale of its Imaging business to Kodak for total proceeds of $135 million. The Company expects to complete the sale of its Mail and Messaging Technologies business and its financing subsidiary during 2001.


     Although these businesses have produced approximately one-half of the Company's aggregate revenues and operating profits in recent years, the Company believes that after the sale of these businesses, the Company will have more focus on its core information businesses. A reduced debt level will allow the Company to invest in a number of initiatives intended to provide new outlets of distribution for its information, including Xanedu, MotorcycleWorld.com, and CollisionLink.

Results of Operations

Continuing Operations:
                                    2000      1999      1998
Net Sales:                        ------    ------    ------
Information and Learning          $220.0    $198.2    $187.0
Publishing Services                154.3     161.3     134.0
                                  ------    ------    ------
Total Net Sales                   $374.3    $359.5    $321.0
                                  ======    ======    ======

EBIT (1):
Information and Learning          $ 30.3    $ 23.7    $ 23.2
Publishing Services                 28.0      33.3      31.4
Corporate Expenses                 (15.9)    (14.8)    (15.2)
                                  ------    ------    ------
Total EBIT (1)                    $ 42.4    $ 42.2    $ 39.4
                                  ======    ======    ======

Other items:
Gains on asset sales              $  2.7    $  5.1   $     -
Restructuring charges               (5.2)    (10.5)        -
                                  ------    ------    ------
Earnings from continuing
 operations before interest,
 income taxes, equity in
 earnings (loss) of affiliate
 and cumulative effect of a
 change in accounting
 principle                        $ 39.9    $ 36.8    $ 39.4
                                  ======    ======    ======


(1) EBIT is defined as income from continuing operations before gains on asset sales, restructuring charges, interest, income taxes, equity in earnings of affiliate, and cumulative effect of a change in accounting principle.


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


     Net sales of the Publishing Services business decreased $7.0 million, or 4%, to $154.3 million in 2000 as increased sales of performance database products and increased micropublishing sales to select vertical markets, were more than offset by lower sales of hardware related to electronic parts catalogs. Current year hardware sales were impacted as former proprietary hardware systems, which were non-Y2K compliant, were previously replaced. Sales of parts catalogs and dealer management systems and related service increased slightly and accounted for 68% of Publishing Services 2000 sales. Sales of non-electronic products including hardware decreased 20% from prior year, principally due to the lower hardware sales. Despite the modest overall sales decline in the current year, the installed base of systems in U.S. dealers subscribing to Publishing Services' electronic parts catalog increased 7%. The sales decline would have been 3% if the prior year sales were adjusted to reflect consistent revenue recognition.


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

     Current year operating expenses include significant investments in new internet initiatives such as Xanedu(TM) (a product line which leverages Information and Learning's content to equip students and professors with electronic learning tools and applications), CollisionLink(TM) (a product which leverages Publishing Services' content to allow automotive dealerships to sell parts online to collision/body shops), and MotorcycleWorld.com (the Company's motorcycle web service focused on providing business-to-business and business-to-consumer services to the motorcycle enthusiast market). Such investments totaled $14.3 million in 2000.

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

     Earnings from continuing operations before interest, income taxes, equity in earnings of affiliate, and cumulative effect of a change in accounting principle increased $3.1 million, or 9%, to $40.0 million in 2000 resulting from the higher sales volumes, and leveraged operating costs and expenses (which were partially offset by the aforementioned investments in e-commerce related initiatives, prior year gains on sales of assets, and restructuring costs). EBITDA from continuing operations(which excludes restructuring costs, gains on sales of assets, and depreciation and amortization - including $8.1 million in acquisition amortization) increased $7.4 million, or 9%, to $93.8 million in 2000.

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

     The Company uses earnings from continuing operations before interest, income taxes, equity in earnings of affiliate and cumulative effect of a change in accounting principle (EBIT) as a measure of segment operating performance. The Company also uses EBITDA from continuing operations (which is defined as EBIT plus depreciation and amortization of other long-term assets, primarily intangibles of acquired companies) as a measure in assessing both operating performance and cash flows. Both EBIT and EBITDA are generally viewed as providing useful information regarding a company's operations, but they are not measures of financial performance under generally accepted accounting principles. EBIT and EBITDA from continuing operations should not be considered in isolation from or as a substitute for net income as a measure of the Company's profitability. Likewise, EBITDA from continuing operations should not be viewed as an alternative to the Company's cash flow from operating activities determined under generally accepted accounting principles as a measure of liquidity. Additionally, the Company's calculations of

EBIT and EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies. EBIT and EBITDA from continuing operations have been included as supplemental disclosures in this discussion of operating results because they may provide useful information about how management assesses the Company's operating performance and its ability to service debt and to fund capital expenditures. The Company's ability to service debt and fund capital expenditures in the future, however, may be affected by other operating or legal requirements.

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

                                               1999      1998
                                              -------  --------
Earnings (loss) from continuing operations..   $6,388   $ 1,274

Net earnings (loss).........................   $9,119   $22,671
                                               ======   =======
Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations..   $ 0.27   $  0.05

Net earnings (loss) per common share........   $ 0.39   $  0.97
                                               ======   =======
Diluted:
Earnings (loss) from continuing operations..   $ 0.27   $  0.05

Net earnings (loss) per common share........   $ 0.38   $  0.96
                                               ======   =======

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

Liquidity and Capital Resources

     The Company generated cash from operations of $42.1 million during 2000, compared to cash generated of $29.0 in 1999. The increase in cash from operations was primarily due to timing issues related to receivable collections and vendor disbursements as well as an increase in non-cash items partially offset by a reduction in net income.


     Capital expenditures for 2000 were $42.6 million versus $35.1 million for 1999. Although there are no material commitments, the Company expects capital spending in 2001 to increase to approximately $50.0 million. These expenditures will be concentrated primarily on ongoing and new product master pre-publication costs that management believes will generate future revenue growth. The Company's plans are dependent on the availability of funds as well as the identification of projects showing sufficient returns. As a result, there is no assurance that the Company's planned level or type of capital spending will actually occur in the future.


     Cash utilized in funding acquisitions in 2000 was $9.7 million versus $102.2 million for 1999. In 2000, the Company purchased Media Solutions, Inc. and made an additional investment in bigchalk.com. In 1999, the Company purchased Chadwyck-Healey, Alison, and IPI and invested in bigchalk.com. Acquisitions and investments are funded from cash generated from operations or from borrowings under the credit facility.


     Cash used by financing activities was $14.2 million for 2000, compared to cash provided by financing activities of $90.5 million in 1999. The change in cash from financing activities was primarily due to limited acquisition activity in 2000 that resulted in available cash to reduce debt.


     The Company primarily finances its operations via a revolving credit agreement ("Credit Agreement") which matures in December 2003. The financial covenants of the Credit Agreement require the Company to maintain a minimum net worth level, a maximum leverage ratio, and a minimum fixed charge coverage ratio. Although there are no principal payments due until December 2002 (at which time the maximum amount of the credit facility is reduced by $100.0 million), there are limitations on the Company's ability to pay dividends, repurchase common stock, incur additional indebtedness, and make certain investments, acquisitions or divestitures.


     In February 2001, when the Company sold its Imaging business, the maximum amount of the credit facility was reduced from $600.0 million to $550.0 million.


     For the remaining three years on the term of the existing Credit Agreement, annual maturities of long-term debt are:


            2001   $  0.5 million
            2002      0.3 million
            2003    501.5 million


The Company is in compliance with all debt covenants.

     In February 2001, bigchalk.com raised additional venture capital financing in which the Company invested $10 million. This maintained the Company's ownership interest at approximately 38%.

Capital Expenditures and Outlook

     In fiscal 2000, 1999 and 1998, capital expenditures for the Company's continuing operations were $42.6 million, $35.1 million, and $29.9 million, respectively, a significant portion of which consisted of expenditures for product masters and creation of databases for the Information and Learning business.

     The Company expects to meet its needs for working capital for operations, to fund capital expenditures and potential acquisitions and to meet its debt service requirements through cash generated from operations, the proceeds from the sales of its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary, and the credit facilities discussed above. Capital spending is forecast to be approximately $50.0 million for 2001, compared with $42.6 million in 2000. Aside from the Company's investment of $10 million in bigchalk.com in February 2001, the Company has no material commitments for capital expenditures or investments.

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

     The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize such risks, the Company uses derivative financial instruments. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on debt outstanding. Specifically, the Company has entered into interest rate swaps having notional amounts totaling $375 million at December 30, 2000. The potential impact on the Company's earnings from a 50 basis point increase or decrease in quoted interest rates would be approximately $497 expense or benefit for 2000. The interest rate swaps have expiration dates through December 2005. The notional amounts outstanding and the approximate weighted-average swap rate versus 3-month LIBOR at December 31 are as follows:


          December 31, 2001    $350 million  6.19%
          December 31, 2002    $350 million  6.21%
          December 31, 2003    $ 90 million  6.19%
          December 31, 2004    $ 50 million  6.18%
          December 31, 2005    $  0 million  6.26%


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



Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                         Independent Auditors' Report



The Board of Directors
ProQuest Company:


We have audited the accompanying consolidated balance sheets of ProQuest Company (formerly known as Bell & Howell Company) and subsidiaries (the "Company") as of the end of fiscal years 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProQuest Company and subsidiaries as of the end of fiscal years 2000 and 1999, and the results of their operations and their cash flows for the fiscal years 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the Consolidated Financial Statements, the Company changed its methods of accounting for certain inventory costs and revenue recognition during fiscal 2000.

                                                       KPMG LLP


Chicago, Illinois
February 20, 2001

                        ProQuest Company and Subsidiaries


                     Consolidated Statements of Operations

                       Fiscal Years 2000, 1999 and 1998

           (Dollars and shares in thousands, except per share data)

                                                                    2000        1999        1998
                                                                  --------    --------    --------
Net sales......................................................   $374,301    $359,460    $321,047
Cost of sales..................................................    189,196     182,300     159,335
Research and development expense...............................     19,034      19,259      19,974
Selling and administrative expense.............................    123,642     115,732     102,302
Gains on sales of assets.......................................     (2,726)     (5,152)         --
Restructuring charge...........................................      5,196      10,505          --
                                                                  --------    --------    --------
Earnings from continuing operations before interest,
 income taxes, equity in earnings (loss) of affiliate and
 cumulative effect of a change in accounting principle.........     39,959      36,816      39,436

Net interest expense:
Interest income................................................     (2,404)     (5,450)     (1,440)
Interest expense...............................................     32,510      15,582      15,605
                                                                  --------    --------    --------
Net interest expense...........................................     30,106      10,132      14,165
                                                                  --------    --------    --------
Earnings from continuing operations before income taxes,
 equity in earnings (loss) of affiliate and cumulative
 effect of a change in accounting principle....................      9,853      26,684      25,271

Income tax expense.............................................      3,941      10,674      10,108

Equity in earnings (loss) of affiliate.........................    (20,848)       (950)         --
                                                                  --------    --------    --------
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle.........    (14,936)     15,060      15,163

Earnings from discontinued operations (less applicable income
 taxes of $7,677, $12,184 and $14,265, respectively)...........     11,516       2,731      21,397
Cumulative effect of a change in accounting principle..........    (65,302)         --          --
                                                                  --------    --------    --------
Net earnings (loss)............................................   $(68,722)   $ 17,791    $ 36,560
                                                                  ========    ========    ========
Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle.........   $  (0.63)   $   0.64    $   0.65
Earnings from discontinued operations..........................       0.49        0.11        0.91
Cumulative effect of a change in accounting principle..........      (2.76)         --          --
                                                                  --------    --------    --------
Net earnings (loss) per common share...........................   $  (2.90)   $   0.75    $   1.56
                                                                  ========    ========    ========
Diluted:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle.........   $  (0.63)   $   0.64    $   0.64
Earnings from discontinued operations..........................       0.49        0.11        0.91
Cumulative effect of a change in accounting principle..........      (2.76)         --          --
                                                                  --------    --------    --------
Net earnings (loss) per common share...........................   $  (2.90)   $   0.75    $   1.55
                                                                  ========    ========    ========
Average number of common shares and equivalents outstanding:
Basic..........................................................     23,657      23,569      23,388
Diluted........................................................     23,657      23,853      23,569

      The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these statements.

                        ProQuest Company and Subsidiaries


                          Consolidated Balance Sheets

                   At the End of Fiscal Years 2000 and 1999

                            (Dollars in thousands)



                                    Assets
                                    ------


                                                   2000        1999
                                                ---------   ---------
Current assets:
Cash and cash equivalents.....................  $  10,610   $   4,773
Accounts receivable...........................     76,302      72,118
Inventory:
Finished products.............................      1,932       3,442
Products in process and materials.............      2,672       3,053
                                                ---------   ---------
Total inventory...............................      4,604       6,495
Other current assets..........................     13,072       8,898
                                                ---------   ---------
Total current assets..........................    104,588      92,284

Property, plant and equipment:
Land..........................................        891         878
Buildings.....................................     26,859      24,984
Machinery and equipment.......................    108,831     104,160
Product masters...............................    263,589     233,358
                                                ---------   ---------
Total property, plant and equipment, at cost..    400,170     363,380
Accumulated depreciation......................   (267,054)   (237,061)
                                                ---------   ---------
Net property, plant and equipment.............    133,116     126,319

Long-term receivables.........................      1,450      15,371
Goodwill, net of accumulated amortization.....    222,271     224,809
Net assets of discontinued operations.........    261,155     278,524
Other assets..................................     43,159      46,505
                                                ---------   ---------
Total assets..................................  $ 765,739   $ 783,812
                                                =========   =========






      The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these statements.

                        ProQuest Company and Subsidiaries


                          Consolidated Balance Sheets

                   At the End of Fiscal Years 2000 and 1999

                       (Dollars and shares in thousands)


                     Liabilities and Shareholders' Equity
                     ------------------------------------

                                                               2000        1999
                                                             ---------   ---------
Current liabilities:
Notes payable..............................................  $  15,568   $  25,646
Current maturities of long-term debt.......................        466       1,916
Accounts payable...........................................     43,134      37,632
Accrued expenses...........................................     35,594      34,295
Deferred income............................................    112,881     107,638
                                                             ---------   ---------
Total current liabilities..................................    207,643     207,127

Long-term liabilities:
Long-term debt.............................................    501,821     506,783
Long-term deferred income..................................     88,648          --
Other liabilities..........................................     37,286      71,867
                                                             ---------   ---------
Total long-term liabilities................................    627,755     578,650

Shareholders' equity:
Common stock, $0.001 par value, 24,078 shares issued
 and 23,622 shares outstanding at the end of fiscal 2000,
 and 23,969 shares issued and 23,632 shares
 outstanding at the end of fiscal 1999.....................         24          24
Capital surplus............................................    156,708     153,654
Notes receivable from executives...........................     (1,180)     (1,544)
Retained earnings (deficit)................................   (213,615)   (144,893)
Accumulated other comprehensive loss.......................       (103)       (414)
Treasury stock.............................................    (11,493)     (8,792)
                                                             ---------   ---------
Total shareholders' equity (deficit).......................    (69,659)     (1,965)
                                                             ---------   ---------
Total liabilities and shareholders' equity.................  $ 765,739   $ 783,812
                                                             =========   =========


      The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these statements.

                        ProQuest Company and Subsidiaries


                     Consolidated Statements of Cash Flows

                       Fiscal Years 2000, 1999 and 1998

                            (Dollars in thousands)


                                                          2000       1999        1998
                                                        --------   --------    --------
Operating activities:
Earnings from continuing operations
 before cumulative effect of a change
 in accounting principle ...........................    $(14,936)  $  15,060    $  15,163
Adjustments to reconcile to cash provided
 by operating activities:
Depreciation and amortization.......................      51,737      44,653       40,552
Equity in (earnings) loss of affiliate..............      20,848         950           --
Gains on sales of assets............................      (2,726)     (5,152)          --

Changes in operating assets and liabilities:
Accounts receivable.................................     (10,066)    (12,016)        (532)
Inventory...........................................       1,802      (1,647)         789
Other current assets................................      (2,346)        210         (572)
Long-term receivables...............................       2,881      (4,523)       2,479
Income taxes........................................       8,440       1,729       22,171
Accounts payable....................................       5,432      (3,766)       6,696
Accrued expenses....................................       2,328         627         (480)
Deferred income and other long-term liabilities.....      (6,897)        (59)      12,591
Other, net..........................................     (14,441)     (7,043)      (6,846)
                                                        --------   ---------    ---------
Cash provided by operating activities...............      42,056      29,023       92,011

Investing activities:
Expenditures for property, plant and equipment......     (42,623)    (35,055)     (29,874)
Acquisitions........................................      (9,650)   (102,154)          --
Proceeds from asset sales...........................       2,556      12,955           --
                                                        --------   ---------    ---------
Cash used by investing activities...................     (49,717)   (124,254)     (29,874)

Financing activities:
Proceeds from short-term debt.......................      14,629      34,200       14,493
Repayment of short-term debt........................     (23,141)    (11,369)     (14,405)
Proceeds from long-term debt........................      37,335     108,982       54,616
Repayment of long-term debt.........................     (43,747)    (48,888)    (104,182)
Proceeds from (purchases of) common stock, net......         688       7,602       (4,081)
                                                        --------   ---------    ---------
Cash provided (used) by financing activities........     (14,236)     90,527      (53,559)


Effect of exchange rate changes on cash.............      (1,151)       (570)         480
Cash provided (used) by discontinued operations.....      28,885      (8,027)      (4,323)
                                                        --------   ---------    ---------
Increase (decrease) in cash and cash equivalents....       5,837     (13,301)       4,735

Cash and cash equivalents, beginning of period......       4,773      18,074       13,339
                                                        --------   ---------    ---------
Cash and cash equivalents, end of period............    $ 10,610   $   4,773    $  18,074
                                                        ========   =========    =========

      The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these statements.

                        ProQuest Company and Subsidiaries


                Consolidated Statements of Shareholders' Equity

                       Fiscal Years 2000, 1999 and 1998

                       (Dollars and shares in thousands)

                                                                        Notes                     Accumulated
                                         Common  Stock               Receivable     Retained         Other
                                        ----------------   Capital      from        Earnings     Comprehensive
                                        Issued  Treasury   Surplus   Executives     (Deficit)    Income (Loss)        Total
                                        ------  --------   -------   -----------    ---------    ------------        --------
Balance, at the end of fiscal 1997
 (Common stock, 23,425 shares;
 treasury stock, 10 shares)............  $23  $   (291)  $138,660     $(1,707)     $(199,244)   $   (293)          $(62,852)
Comprehensive income:
    Net earnings.......................                                               36,560                         36,560
    Foreign exchange
     translation adjustments...........                                                               49                 49
                                                                                                                    -------
Total comprehensive income.............                                                                              36,609

Common stock, 91 shares................    1                2,159                                                     2,160
Notes receivable from executives.......                                  (816)                                         (816)
Treasury stock, net 229 shares.........         (5,554)                                                              (5,554)
                                         ---  --------   --------     -------      ---------    --------           --------
Balance, at the end of fiscal 1998
 (Common stock, 23,516 shares;
 treasury stock, 239 shares)...........   24    (5,845)   140,819      (2,523)      (162,684)       (244)           (30,453)
Comprehensive income:
    Net earnings.......................                                               17,791                         17,791
    Foreign exchange
     translation adjustments...........                                                             (170)              (170)
                                                                                                                    -------
Total comprehensive income.............                                                                              17,621

Common stock, net 453 shares...........                     9,701                                                     9,701
Tax benefit from stock options
 exercised.............................                     3,074                                                     3,074
Notes receivable from executives.......                                   979                                           979
Treasury stock, net 98 shares..........         (2,947)        60                                                    (2,887)
                                         ---  --------   --------     -------      ---------    --------           --------
Balance, at the end of fiscal 1999
 (Common stock, 23,969 shares;
 treasury stock, 337 shares)...........   24    (8,792)   153,654      (1,544)      (144,893)       (414)            (1,965)
Comprehensive income:
    Net earnings.......................                                              (68,722)                       (68,722)
Foreign exchange
    translation adjustments............                                                              311                311
                                                                                                                    -------
Total comprehensive income.............                                                                             (68,411)

Common stock, net 109 shares...........                     2,941                                                     2,941
Tax benefit from stock options
 exercised.............................                       113                                                       113
Notes receivable from executives.......                                   364                                           364
Treasury stock, net 119 shares.........         (2,701)                                                              (2,701)
                                         ---  --------   --------     -------      ---------    --------           --------
Balance, at the end of fiscal 2000
 (Common stock, 24,078 shares;
 treasury stock, 456 shares)...........  $24  $(11,493)  $156,708     $(1,180)     $(213,615)   $   (103)          $(69,659)
                                         ===  ========   ========     =======      =========    ========           ========

      The accompanying Notes to the Consolidated Financial Statements are
                     an integral part of these statements.

                        ProQuest Company and Subsidiaries


                Notes to the Consolidated Financial Statements

           (Dollars and shares in thousands, except per share data)


Note 1 - Significant Accounting Policies


  Nature of Operations. ProQuest Company (formerly known as Bell & Howell
  --------------------
Company) and its subsidiaries (collectively, the "Company") is a leading global information solutions provider. The Company consists of two business segments, Information and Learning, and Publishing Services. Within its Information and Learning segment, ProQuest develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (government, college/university, corporate and public). Publishing Services provides systems and information products used by automotive, powersports and recreational vehicle dealers.


  Basis of Presentation.  Certain amounts in the prior years' financial
  ---------------------
statements have been reclassified to conform to the current year presentation.

  Use of Estimates.  The preparation of financial statements in conformity with
  ----------------
accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Subsequent actual results may differ from those estimates.

  Principles of Consolidation.  The consolidated financial statements include
  ---------------------------
the accounts of the Company and its majority owned subsidiaries except where control is temporary.

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

  Fiscal Year.  The Company's fiscal year ends on the Saturday nearest to
  -----------
December 31. References to fiscal 2000 are for the 52 weeks ended December 30, 2000, references to fiscal 1999 are for the 52 weeks ended January 1, 2000, and references to fiscal 1998 are for the 52 weeks ended January 2, 1999.

  Revenue Recognition. Product sales include sales of equipment, software,
  -------------------
licenses of database content, service, and subscriptions. Equipment sales are recognized upon shipment, when all significant contractual obligations are satisfied and collection of the resulting receivable is reasonably assured. Software sales are recorded upon delivery and acceptance by the customer. Revenues from licensing database content are recognized on a straight-line basis over the license period. Service revenues are recognized as earned over the term of the agreement. Revenues from subscriptions are recognized in the periods the subscriptions are fulfilled; subscription revenues collected in advance are recorded as deferred income in the consolidated balance sheets.

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

  Foreign Currency Translation.  The financial position and results of
  ----------------------------
operations of each of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Assets and liabilities are translated into U.S. dollars using the exchange rates at the end of the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are reflected as a separate component of shareholders' equity, and are included in the determination of the Company's comprehensive income.

  Net Earnings (Loss) per Common Share.  Basic net earnings (loss) per common
  ------------------------------------
share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, and assumes the issuance of additional common shares for all dilutive stock options outstanding during the period. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net earnings (loss) per common share is shown in the table below for the periods indicated:

                                                   2000    1999    1998
                                                  ------  ------  ------
Basic...........................................  23,657  23,569  23,388
Dilutive effect of stock options................       -     284     181
                                                  ------  ------  ------
Diluted.........................................  23,657  23,853  23,569
                                                  ======  ======  ======

  Cash and Cash Equivalents.  The Company considers all highly liquid
  -------------------------
investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the consolidated balance sheets approximates fair value.

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

  Property, Plant and Equipment.  Property, plant and equipment are recorded at
  -----------------------------
cost.  The straight-line method of
depreciation is primarily used, except for Information and Learning product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers' information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters.


  Goodwill.  Goodwill, which represents the excess of purchase price over the
  --------
fair value of net assets of acquired businesses, is amortized on a straight-line basis over the expected future periods to be benefited, which range from 15 to 40 years. The Company periodically evaluates the recoverability of the net book value of this intangible asset, particularly in the case of a change in business circumstances or other triggering event, by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operating cash flows for each operation having a significant goodwill balance. In cases where expected undiscounted future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the fair value of the assets. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization at the end of fiscal 2000 and 1999 was $49,037 and $56,853, respectively.


  Impairment of Long-Lived Assets. The Company reviews the carrying value of
  -------------------------------
property, plant and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal.


  Income Taxes.  The Company and its U.S. subsidiaries file a consolidated tax
  ------------
return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled.

  Stock Option Plan.  As permitted by Statement of Financial Accounting
  -----------------
Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and earnings per share disclosures for employee stock option grants based on the fair value-based method (defined in SFAS No. 123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are included in Note 13 to the Consolidated Financial Statements.


  Derivative Financial Instruments.  The Company does not invest in any
  --------------------------------
derivatives for trading purposes. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on debt outstanding. The Company also periodically utilizes foreign currency forward or option contracts in order to hedge its exposure to changes in foreign currency rates and periodically utilizes equity swaps to hedge its exposure under certain retirement plans. Amounts related to derivative contracts are recorded using the hedge accounting approach, and gains and losses on derivative instruments are included in the basis of the underlying hedged transaction. The Company currently does not recognize the fair values of these derivative financial investments or their changes in fair value in its consolidated financial statements.


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

  Information concerning the Company's reportable business segments and operations by geographic area for fiscal 2000, 1999 and 1998 for its continuing operations is as follows (dollars in millions):

                                               Net Sales                          EBIT (1)
                                     --------------------------      --------------------------------
Business Segments                     2000       1999     1998        2000         1999        1998
-----------------                    ------     ------   ------      ------       ------      -------
Information and Learning.......      $220.0     $198.2   $187.0      $ 30.3       $ 23.7      $ 23.2
Publishing Services............       154.3      161.3    134.0        28.0         33.3        31.4
                                     ------     ------   ------      ------       ------      ------
 Total.........................       374.3      359.5    321.0        58.3         57.0        54.6
Corporate expenses.............                                       (15.9)       (14.8)      (15.2)
                                     ------     ------   ------      ------       ------      ------
Consolidated...................      $374.3     $359.5   $321.0      $ 42.4       $ 42.2      $ 39.4
                                     ======     ======   ======      ======       ======      ======

                                        Capital Expenditures          Depreciation and Amortization (2)
                                     --------------------------      ------------------------------
                                      2000       1999     1998        2000         1999        1998
                                     ------     ------   ------      ------       ------      ------
Information and Learning.......      $ 39.3     $ 32.4   $ 26.8      $ 44.2       $ 37.7      $ 35.4
Publishing Services............         3.2        2.3      2.8         6.6          5.9         4.0
                                     ------     ------   ------      ------       ------      ------
 Total.........................        42.5       34.7     29.6        50.8         43.6        39.4
Corporate......................          .1         .4       .3          .6           .6          .5
                                     ------     ------   ------      ------       ------      ------
Consolidated...................      $ 42.6     $ 35.1   $ 29.9      $ 51.4       $ 44.2      $ 39.9
                                     ======     ======   ======      ======       ======      ======

                                         Identifiable Assets
                                      2000       1999     1998
                                     ------     ------   ------
Information and Learning.......      $381.8     $374.5   $272.7
Publishing Services............       101.8      108.4     79.0
Corporate......................        20.9       22.4     31.5
                                     ------     ------   ------
 Total.........................       504.5      505.3    383.2

Discontinued operations........       261.2      278.5    274.4
                                     ------     ------   ------
Consolidated....................     $765.7     $783.8   $657.6
                                     ======     ======   ======

(1) Earnings before interest and taxes (EBIT) excludes gains on sales of assets and restructuring charges.
(2) Excludes amortization/write-off of deferred financing costs.

                                          2000     1999     1998
                                         ------   ------   ------
Geographic Area Data
Net Sales (3):
  United States........................  $293.7   $290.0   $265.8
  Europe...............................    56.9     48.5     25.8
  Other................................    23.7     21.0     29.4
                                         ------   ------   ------
Total..................................  $374.3   $359.5   $321.0
                                         ======   ======   ======

Identifiable Assets:
  United States........................  $425.0   $423.9   $378.3
  Europe...............................    77.4     77.9      1.3
  Other................................     2.1      3.5      3.6
                                         ------   ------   ------
    Total..............................   504.5    505.3    383.2

  Discontinued operations..............   261.2    278.5    274.4
                                         ------   ------   ------
Consolidated...........................  $765.7   $783.8   $657.6
                                         ======   ======   ======

(3) Revenue is classified according to its country of destination (including exports to such areas).


Note 3 - Sales of Assets

The fiscal 2000 sales of assets included:
                                                          Proceeds  Gain on Sale
                                                          --------  ------------
     The sale of a portion of the Company's investment
     in its affiliate bigchalk.com......................     1,156         867

     The sale of the Company's investment in an entity
      acquired by bigchalk.com in exchange for
      additional common stock of bigchalk.com...........        --         489

     Additional proceeds related to the sale in 1999
      of vacant land adjacent to one of the Company's
      manufacturing operations..........................     1,400       1,370
                                                          --------     -------
                                                           $ 2,556     $ 2,726
                                                          ========     =======

The fiscal 1999 sales of assets included:

                                                          Proceeds  Gain on Sale
                                                          --------  ------------
  The sale of a portion of the Company's investment
    in its affiliate bigchalk.com ......................     3,500       2,626

  The sale of vacant land adjacent to one of the
    Company's manufacturing operations .................     9,455       2,526
                                                          --------     -------
                                                           $12,955     $ 5,152
                                                          ========     =======

Note 4 - Restructuring

  In December 1999, the Company approved a plan to separate its Mail and Messaging Technologies and Imaging businesses and its financial subsidiary from its core information and publishing operations, and to restructure and consolidate its corporate headquarters and certain activities of its continuing operations. The plan was developed to enhance the Company's operational focus and growth prospects and reduce its leverage. In connection with the implementation of this plan, the Company recorded a charge in continuing operations of $10,505 in fiscal 1999, of which $8,909 related to restructuring at the corporate headquarters and $1,198 and $400 related to planned personnel reductions at Publishing Services and Information and Learning, respectively. The Company also recognized an additional charge of $26,260 related to discontinued operations in connection with this restructuring plan.


  In fiscal 2000, the Company recorded additional restructuring charges related to the original plan adopted in 1999. In continuing operations, a charge of $5,196 was recognized in 2000. The Company also recognized additional charges of $7,393 in discontinued operations in 2000.


  The plan to separate the Company's Mail and Messaging Technologies and Imaging businesses and its financing subsidiary included restructuring the Company's corporate staff. In 1999, a charge of $4,307 was recorded related to the planned severance of 69 corporate staff employees. The headquarters facility relocation resulted in a charge of $4,600 for costs related to estimated future obligations under a noncancellable lease for the facility.


  The personnel reductions at Publishing Services affected the areas of micropublishing and various other support functions, and resulted in the planned termination of 51 employees and the recognition of a severance charge of $1,198. Information & Learning restructured its operation into business units and, as a result, recorded a charge of $400 in connection with the termination of 2 support function employees.


  In total, the fiscal 1999 restructuring provided for the separation of 122 employees (114 domestic employees and 8 international employees) of which approximately twenty percent (24) were management and eighty percent (98) were non-management employees.


  In 2000, the Company continued to pursue its plan to divest its non-core businesses and to focus its resources on its Publishing Services and Information & Learning businesses. In 2000, the Company incurred various legal, accounting and consulting fees related to the implementation of the restructuring plan and the separation of the businesses, and recorded a charge of $1,490. In late 2000, the Company entered into a sublease for its former headquarters facility and, as a result, reduced the accrual for loss on this noncancellable lease by $3,100. This reversal of the accrual is netted against a charge taken in 2000 by Information & Learning for future costs related to noncancellable computer hardware leases (see further discussion below) in the table detailing the 2000 activity related to restructuring (below).


  A charge of $1,159 was recorded at Publishing Services related to further consolidation of its microfilm businesses that resulted in the termination of 34 employees in various support functions. In addition, Publishing Services recorded a charge of $474 for the impairment of goodwill related to Microfilm Systems, which the Company acquired in 1998. This company provided microfilm publishing for a single customer. During 2000, Publishing Services determined it would no longer provide microfilm publishing to this customer, and the associated goodwill was deemed to be impaired.


  The Company also recorded an additional charge of $279 related to the reorganization of the Information & Learning segment into business units. This charge reflected the costs associated with the planned severance of 33 customer/technology support employees. Information & Learning also recorded a charge of $4,500 for future costs related to noncancellable computer hardware leases. Such equipment was no longer needed as a result of the consolidation of certain of its computer systems.


  The fiscal 2000 restructuring charge provided for the separation of a total of 72 employees (65 domestic employees and 7 international employees) of which approximately ten percent (7) were management and ninety percent (65) were non-management employees.


  At December 30, 2000, 66 employees included in the restructuring plan had not been terminated. The Company anticipates that these remaining employees will be terminated by the end of the second fiscal quarter of 2001 and the restructuring plan will be substantially completed over the next twelve months. The details of the restructuring charges as follows:


                                                      2000 Activity
                                                  ---------------------
                                Balance    Restruct.        Utilized          Balance
                              End of 1999   Charge       Cash      Noncash   End of 2000
                              -----------  ---------  ----------  ---------  -----------
Continuing Operations
---------------------
Severance...................      $ 5,905    $ 1,319     $ 5,244  $      --       $1,980
Asset impairment costs......           --        902          --        902           --
Obligations under various
 noncancellable leases......        4,600      1,485       1,792         --        4,293
Business separation costs...           --      1,490       1,490         --           --
                                  -------    -------     -------  ---------       ------
Continuing Operations.......      $10,505    $ 5,196     $ 8,526    $   902       $6,273
                                  =======    =======     =======  =========       ======

Discontinued Operations
-----------------------
Severance...................        4,411      5,055       9,139         --          327
Asset impairment costs......       18,742        274         274     18,742           --
Obligations under various
 noncancellable leases......        3,107      2,064       2,428         --        2,743
                                  -------    -------     -------  ---------       ------
Discontinued Operations.....       26,260      7,393      11,841     18,742        3,070
                                  -------    -------     -------  ---------       ------
Total Company...............      $36,765    $15,380     $20,367    $22,435       $9,343
                                  =======    =======     =======  =========       ======


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


Note 5 - Income Taxes

  The earnings from continuing operations before income taxes, equity in earnings (loss) of affiliate and cumulative effect of a change in accounting principle, on which income taxes were provided in fiscal 2000, 1999 and 1998 were:

                                                2000      1999      1998
                                              -------   -------   -------
United States...............................  $11,213   $27,498   $24,671
Foreign.....................................   (1,360)     (814)      600
                                              -------   -------   -------
Earnings from continuing operations before
 income taxes, equity in earnings (loss) of
 affiliate and cumulative effect of
 change in accounting principle.............  $ 9,853   $26,684   $25,271
                                              =======   =======   =======

     The provision for income taxes in fiscal 2000, 1999 and 1998 included the following:


                                                               2000     1999      1998
                                                             -------   -------   -------
Current income tax expense (benefit):
United States..........................................      $ 2,898   $ 6,912   $   425
State and local........................................          562     1,858       665
Foreign................................................           22       217       226
                                                             -------   -------   -------
Current income tax expense.............................        3,482     8,987     1,316
                                                             -------   -------   -------
Deferred income tax expense (benefit):
United States..........................................          (83)    2,431     7,761
State and local........................................          301      (455)    1,044
Foreign................................................          241      (289)      (13)
                                                             -------   -------   -------
Deferred income tax expense............................          459     1,687     8,792
                                                             -------   -------   -------
Income tax expense.....................................      $ 3,941   $10,674   $10,108
                                                             =======   =======   =======

     The significant components of deferred income tax expense in fiscal 2000, 1999 and 1998 were as follows:

                                                               2000      1999      1998
                                                             -------   -------   -------
Deferred income tax expense (benefit),
 exclusive of components listed below..................      $(1,626)  $(1,220)  $ 3,363
Operating loss carryforwards...........................        3,683    10,523     6,906
Tax credits............................................       (1,598)   (7,616)   (1,477)
                                                             -------   -------   -------
Deferred income tax expense............................      $   459   $ 1,687   $ 8,792
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

(liability) at the end of fiscal 2000 and 1999 were as follows:

                                                        2000       1999
                                                      --------   ---------
     Deferred tax assets are attributable to:
     Accrued expenses...............................  $  5,417   $ 12,105
     Deferred compensation..........................    15,108     13,939
     Postretirement benefits........................     4,016      3,834
     Accounts receivable............................     4,319      3,169
     Operating loss carryforwards...................     8,300      5,492
     Tax credits....................................    16,420     15,510
     Other..........................................     7,226         --
                                                      --------   --------
     Total gross deferred tax assets................    60,806     54,049
     Valuation allowance............................   (13,522)    (4,935)
                                                      --------   --------
     Net deferred tax assets........................    47,284     49,114

     Deferred tax liabilities are attributable to:
     Property, plant and equipment..................   (11,942)   (11,845)
     Intangibles....................................   (22,009)   (20,677)
     Deferred income................................        --    (33,597)
     Undistributed foreign earnings.................    (3,104)    (3,035)
     Other..........................................        --     (2,165)
                                                      --------   --------
     Total gross deferred tax liabilities...........   (37,055)   (71,319)
                                                      --------   --------
     Net deferred tax asset/(liabilities)...........  $ 10,229   $(22,205)
                                                      ========   ========

     Net deferred tax assets (liabilities) are classified as other long-term liabilities in the balance sheet. The change in the valuation allowance in 2000 related to increases in the Company's equity loss of affiliate ($8,339) and net operating losses ($248) of certain foreign jurisdictions where the future realization of deferred tax assets is not considered likely.

     The differences between the Company's effective rate for income taxes and the statutory federal income tax rate in fiscal 2000, 1999 and 1998 were as follows:

                                                 2000   1999    1998
                                                 ----   ----    ----
Statutory federal income tax rate..............  35.0%   35.0%  35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit.....   6.9     5.3    5.4
Foreign earnings...............................   7.5      .8     --
Amortization/write-off of intangibles..........   8.5    15.2    1.5
Benefit from foreign sales corporation.........  (8.1)  (10.8)    --
Other..........................................  (9.8)    6.8   (3.3)
                                                 ----   -----   ----
Effective income tax rate......................  40.0%   40.0%  40.0%
                                                 ====   =====   ====

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


Note 6 - Discontinued Operations

     In the first quarter of fiscal 2000, the Company adopted a plan to divest its Mail and Messaging Technologies (MMT) and Imaging businesses and its financing subsidiary (BHFS) before the end of fiscal 2000. Accordingly, the operating results and net assets of these businesses have been segregated from the Company's continuing operations. The Consolidated Statements of Operations separately reflect the earnings of these businesses, which includes an allocation of the Company's interest expense. The Consolidated Balance Sheets separately reflect the net assets of these businesses as a non-current asset.

     Results from discontinued operations are shown in the tables below for the fiscal years indicated:

                                      Fifty-Two Weeks Ended December 31, 2000
                                      ---------------------------------------
                                           MMT                      Total
                                         & BHFS       Imaging     Disc. Ops.
                                        ---------    ---------    ---------
     Net sales......................     $411,613     $164,505     $576,118

     Earnings before restructuring
      charge, interest and income
      taxes.........................       19,994       17,327       37,321
     Restructuring charge...........        5,330        2,064        7,394
                                        ---------     --------     --------
     Earnings before interest and
      income taxes..................       14,664       15,263       29,927
     Interest expense...............                                 10,734

     Income tax expense ............                                  7,677
                                                                   --------
     Earnings from discontinued
      operations ...................                               $ 11,516
                                                                   ========

                                                Fifty-Two Weeks Ended January 1, 2000
                                                -------------------------------------
                                                    MMT                     Total
                                                  & BHFS      Imaging     Disc. Ops.
                                                -----------  ----------  ------------
     Net sales................................     $456,743    $173,151  $    629,894

     Earnings before restructuring charge,
       interest and income taxes..............       31,055      20,701        51,756
     Restructuring charge.....................        9,081      17,179        26,260
                                                   --------  ----------  ------------
     Earnings before interest and
       income taxes...........................       21,974       3,522        25,496
     Interest expense.........................                                 10,581
     Income tax expense.......................                                 12,184
                                                                         ------------
     Earnings from discontinued operations....                           $      2,731
                                                                         ============

                                                Fifty-Two Weeks Ended January 2, 1999
                                                -------------------------------------
                                                   MMT                       Total
                                                  & BHFS      Imaging      Disc. Ops.
                                                -----------  ----------  ------------
     Net sales................................     $451,080    $173,019  $    624,099

     Earnings before interest and income
       taxes..................................       31,553      15,944        47,497
                                                                         ------------
     Interest expense.........................                                 11,835

     Income tax expense.......................                                 14,265
                                                                         ------------
     Earnings from discontinued operations....                           $     21,397
                                                                         ============


Assets and liabilities of discontinued operations were as follows as of December 30, 2000:



                                                      December 30, 2000
                                                -----------------------------------
                                                   MMT                     Total
                                                 & BHFS      Imaging     Disc. Ops.
                                                --------     --------    ----------
     Current assets..........................   $192,910     $ 63,775    $256,685
     Non-current assets......................    113,591       43,860     157,451
                                                --------     --------    --------
     Total assets............................   $306,501     $107,635    $414,136
                                                --------     --------    --------

     Current liabilities.....................   $104,293     $ 42,992    $147,285
     Long-term liabilities...................      5,171          525       5,696
                                                --------     --------    --------
     Total liabilities.......................   $109,464     $ 43,517    $152,981
                                                --------     --------    --------
     Net Assets..............................   $197,037     $ 64,118    $261,155
                                                ========     ========    ========

     In October 2000, the Company announced an agreement to sell its Imaging business to Eastman Kodak, the transaction was completed in February 2001 for $135,000 with the scanner equipment business excluded due to regulatory issues. The scanner equipment business is expected to be included in a sale of the Mail and Messaging Technologies business. The Company anticipates recognizing a pre-tax gain of approximately $70 million related to this transaction.


     The divestiture of the Mail and Messaging Technologies and Imaging businesses and its financing subsidiary have been delayed by market conditions and government regulatory review. However, the Company anticipates that the sale of Mail and Messaging Technologies and Imaging businesses and its financing subsidiary will occur before the end of fiscal 2001.


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

     Under the new method of revenue recognition at Publishing Services, all electronic parts catalog content revenue is recognized over the term of the agreement using the straight-line method. Previously, the Company recognized revenue related to the content element of these agreements primarily upon delivery of the product to the customer, with a portion deferred and recognized on the straight-line basis over the initial agreement period. A liability of approximately $88.6 million has been recorded which represents amount due from customers in the future that had been monetized by the Company's finance subsidiary prior to the revenue recognition change. Related to this liability, the Company has recorded interest expense of $10.0 million in fiscal 2000.

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

                                                1999     1998
                                               -------  -------
Earnings (loss) from continuing operations..   $6,388   $ 1,274
Net earnings (loss).........................   $9,119   $22,671

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations..   $ 0.27   $  0.05
Net earnings (loss) per common share........   $ 0.39   $  0.97

Diluted:
Earnings (loss) from continuing operations..   $ 0.27   $  0.05
Net earnings (loss) per common share........   $ 0.38   $  0.96

As a result of the changes in the methods of accounting for revenue, approximately $114.8 million in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $46.2 million was recognized in 2000 and $68.6 million will be recognized in 2001 and future years.


Note 8 - Other Current Assets


     Other current assets at the end of fiscal 2000 and 1999 consisted of the following:



                                                                   2000       1999
                                                                 -------     ------
    Prepaid royalties.........................................   $ 6,175     $5,168
    Other.....................................................     6,897      3,730
                                                                 -------     ------
    Total                                                        $13,072     $8,898
                                                                 =======     ======

Note 9 - Debt and Lines of Credit


     Debt at the end of fiscal 2000 and 1999 consisted of the following:

                                                       2000      1999
                                                     --------  -------
     Notes payable.................................  $ 15,568  $ 25,646
                                                     ========  ========
     Long-term debt:
      Revolving credit agreement...................  $497,600  $501,700
      Other long-term debt.........................     4,687     6,999
                                                     --------  --------
     Long-term debt, including current maturities..   502,287   508,699
     Less: current maturities......................       466     1,916
                                                     --------  --------
     Long-term debt................................  $501,821  $506,783
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


Note 10 - Leases


Lessee. The Company leases certain facilities and equipment for production, selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 2000 were as follows:

    2001.....................................................   $ 16,173
    2002.....................................................      8,389
    2003.....................................................      4,673
    2004.....................................................      3,010
    2005.....................................................      2,912
    Subsequent to 2005.......................................      7,544
                                                                --------
                                                                $ 42,701
                                                                ========

  Total rental expenses for fiscal 2000, 1999 and 1998 were $21,798, $17,887 and $8,868, respectively.


Note 11 - Profit-Sharing, Pension, and Other Postretirement
          Benefit Plans


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

     In addition, the Company has contributory and non-contributory postretirement medical benefit plans and a non-contributory postretirement life insurance benefit plan covering certain domestic employees. All of these other postretirement benefit plans are unfunded.

     The net cost (income) of pension and other postretirement benefit plans for fiscal 2000, 1999 and 1998 were as follows:

                                                                                                             Other Postretirement
                                                                            Pension Benefits                     Benefits
                                                                      -----------------------------     ----------------------------
                                                                       2000       1999       1998         2000       1999      1998
                                                                      -------   --------   --------     --------   --------   ------
Service cost.......................................................   $ 3,217   $  3,200   $  2,552   $    243   $    262    $   233
Interest cost......................................................     6,009      5,738      5,286      1,301      1,148      1,014
Expected return on plan assets.....................................    (8,829)    (8,000)    (6,502)        --         --         --
Amortization of prior service cost.................................       222        299        375         --         --         --
Recognized net actuarial (gain)/loss...............................    (1,196)      (118)      (538)       392        461        286
                                                                      -------   --------   --------   --------   --------   --------
Net pension and other postretirement
benefit cost (income)..............................................   $  (577)  $  1,119   $  1,173   $  1,936   $  1,871    $ 1,533
                                                                      =======   ========   ========   ========   ========   ========

     The funded status of pension and other postretirement benefit plans at the end of fiscal 2000 and 1999 was as follows:

                                                                                                           Other Postretirement
                                                                                 Pension Benefits                Benefits
                                                                                ------------------         -------------------
                                                                                 2000       1999             2000       1999
                                                                                -------   --------         --------   --------
Change in Benefit Obligation
----------------------------
Benefit obligation, beginning of year..............................             $ 87,474    $ 86,546    $ 14,827    $ 13,980

Service cost.......................................................                3,217       3,200         243         262
Interest cost......................................................                6,009       5,738       1,301       1,148
Participant contributions..........................................                  643         621         193         123
Effect of curtailment..............................................                 (371)         --          --          --
Actuarial (gain)/loss..............................................                2,540      (4,427)      1,353         577
Benefits paid......................................................               (3,886)     (4,204)     (1,293)     (1,263)
                                                                                --------    --------    --------    --------
Benefit obligation, end of year....................................             $ 95,626    $ 87,474    $ 16,624    $ 14,827

Change in Plan Assets
---------------------
Fair value, beginning of year......................................             $ 95,536    $ 81,861    $     --    $     --
Actual return on plan assets.......................................               (6,105)     15,218          --          --
Participant contributions..........................................                  643         621         193         123
Company contributions..............................................                2,136       2,040       1,100       1,140
Benefits paid......................................................               (3,886)     (4,204)     (1,293)     (1,263)
                                                                                --------    --------    --------    --------
Fair value, end of year............................................             $ 88,324    $ 95,536    $     --    $     --

Funded status......................................................             $ (7,302)   $  8,062    $(16,624)   $(14,827)
Unrecognized net actuarial (gain)/loss.............................                4,083     (14,204)      6,591       5,242
Unrecognized prior service cost....................................                  819       1,187          --          --
                                                                                --------    --------    --------    --------
Prepaid (accrued) benefit cost.....................................             $ (2,400)   $ (4,955)   $(10,033)   $ (9,585)

Amounts Recognized in the Consolidated
--------------------------------------
Balance Sheets
--------------
Prepaid benefit cost...............................................             $ 16,307    $ 12,892    $     --    $     --
Accrued benefit liability..........................................              (18,707)    (17,847)    (10,033)     (9,585)
                                                                                --------    --------    --------    --------
Net amount recognized..............................................             $ (2,400)   $ (4,955)   $(10,033)   $ (9,585)

Weighted Average Assumptions as of End of Year
----------------------------------------------
Discount rate......................................................      6.75%      7.25%      8.25%      8.50%
Expected return on plan assets.....................................      9.50%     10.00%        --         --
Rate of compensation increase......................................      4.50%      4.25%        --         --
Rate of healthcare benefit cost increase...........................        --         --       4.50%      4.50%

     For the Company's unfunded supplemental pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2000 and 1999 were as follows:

                                    2000      1999
                                   ------    ------
Projected benefit obligation....   $22,508   $21,201
Accumulated benefit obligation..    19,505    19,117

     Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects :

  1% Increase
  -----------
  Benefit obligation, end of fiscal 2000...........     $ 1,325
  Net postretirement benefit cost for fiscal 2000..     $   139

  1% Decrease
  -----------
  Benefit obligation, end of fiscal 2000...........     $(1,227)
  Net postretirement benefit cost for fiscal 2000..     $  (127)

  1% Increase
  -----------
  Benefit obligation, end of fiscal 1999...........     $ 1,300
  Net postretirement benefit cost for fiscal 1999..     $   138

  1% Decrease
  -----------
  Benefit obligation, end of fiscal 1999...........     $(1,195)
  Net postretirement benefit cost for fiscal 1999..     $  (126)

Note 12 - Common Stock

     The Company has 50,000 authorized shares of common stock, ($.001 par value per share), 23,622 of which were outstanding at the end of fiscal 2000. The Company's Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of its common stock (see Note 9 to the Consolidated Financial Statements).


Note 13 - Stock Compensation Plans

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

                                        2000       1999      1998
                                      --------    -------   -------
Net income (loss):
 As reported........................  $(68,722)   $17,791   $36,560
 Pro forma..........................   (71,740)    15,117    34,654

Basic earnings (loss) per share:
 As reported........................  $  (2.90)   $   .75   $  1.56
 Pro forma..........................     (3.03)       .64      1.48

Diluted earnings (loss) per share:
 As reported........................  $  (2.90)   $   .75   $  1.55
 Pro forma..........................     (3.03)       .64      1.48

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 20%; risk free interest rate of 6%; expected lives of 5 years; and no dividend yield.

  A summary of the stock option transactions for fiscal 1998, 1999, and 2000 are as follows:

                                                     Senior Executive Grantees        Key Executive Grantees
                                                     -------------------------        ----------------------
                                                                Weighted-                        Weighted-
                                                     Shares     Average               Shares     Average
                                                     (000)      Exercise Price        (000)      Exercise Price
                                                     ------     --------------        ------     --------------
 Balance at the end of
  fiscal 1997....................                     1,115         $27.30               565           $24.73

1998:
 Granted.........................                       250          26.88               296            27.06
 Exercised.......................                        --             --               (26)           21.02
 Forfeited/Cancelled.............                        --             --              (106)           26.34
 Options outstanding at                              ------         ------            ------           ------
  the end of fiscal 1998.........                     1,365         $27.22               729           $25.55
                                                     ======         ======            ======           ======
 Options exercisable at the
  end of fiscal 1998.............                       624         $24.87               173           $24.40
                                                     ------         ------            ------           ------
 Weighted average fair value of
  options granted during
  fiscal 1998....................                    $ 8.34                           $ 8.40
                                                     ------                           ------
1999:
 Granted.........................                       382          34.58               355            32.80
 Exercised.......................                      (318)         19.73              (114)           24.21
 Forfeited/Cancelled.............                      (262)         35.25               (56)           26.89
 Options outstanding at                              ------         ------            ------           ------
  the end of fiscal 1999.........                     1,167         $29.87               914           $28.45
                                                     ======         ======            ======           ======
 Options exercisable at the
  end of fiscal 1999.............                       470         $28.06               196           $25.43
                                                     ------         ------            ------           ------
 Weighted average fair value of
  options granted during
  fiscal 1999....................                    $ 7.43                           $10.17
                                                     ------                           ------

2000:
 Granted.........................                        --             --               805            22.79
 Exercised.......................                        --             --               (91)           16.38
 Forfeited/Cancelled.............                        --             --              (540)           18.29
 Options outstanding at                              ------         ------            ------           ------
  the end of fiscal 2000.........                     1,167         $29.87             1,088           $23.91
                                                     ======         ======            ======           ======
 Options exercisable at the
  end of fiscal 2000.............                       801         $30.33               227           $26.39
                                                     ------         ------            ------           ------
 Weighted average fair value of
  options granted during
  fiscal 2000....................                    $   --                           $ 7.07
                                                     ------                           ------

  The following table provides additional information with respect to stock options outstanding at the end of fiscal 2000:

                                      Options Outstanding                        Options Exercisable
                           -------------------------------------------        --------------------------
                                           Weighted
                                           Average           Weighted                           Weighted
                           Number          Remaining         Average            Number          Average
                           Outstanding     Contractual       Exercise           Exercisable     Exercise
Range of Exercise Price    (000)           Life (Years)      Price              (000)           Price
-----------------------    -----------     -----------       --------           -----------     --------
$15.01 - $20.00                654             8.5            $19.06                103         $16.29
 20.01 - $25.00                150             4.1             21.92                104          21.79
 25.01 - $30.00                611             3.1             26.92                272          26.82
 30.01 - $35.00                609             5.2             32.49                324          32.05
 35.01 - $40.00                231             2.9             38.43                225          38.48
                             -----             ---            ------              -----         ------
                             2,255             5.3            $27.00              1,028         $29.46
                             =====             ===            ======              =====         ======

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

  Net foreign currency transaction gains (losses) for fiscal 2000, 1999 and 1998 of $193, $184 and $(319), respectively, have been included in the earnings of the respective periods.


Note 15 - Contingent Liabilities

  The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

Note 16 - Related Party Transactions

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


Note 17 - Investments in Affiliates

  In December 1999, the Company combined its K-12 internet business with the K-12 internet business of Infonautics, Inc., to form bigchalk.com. bigchalk.com develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. The Company's equity in bigchalk.com's loss equaled $20.8 million in 2000. As a result of both venture capital financing and the exchange of the Company's investment in an entity acquired by bigchalk.com for additional shares in bigchalk.com, the Company owns approximately 38% of bigchalk.com. The carrying value of this investment was $3,347 at the end of fiscal 2000. The Company accounts for its investment in bigchalk.com on the equity method.

     Summarized financial information of bigchalk.com for fiscal 2000 and 1999 were as follows:

Condensed Statement of Operations:

                                                          2000       1999
                                                        --------   --------
          Net sales                                     $ 33,185   $ 14,701
          Gross profit                                    21,068      8,240
          Loss from continuing operations                (49,245)    (5,469)
          Net loss                                       (45,966)    (5,469)


Condensed Statement of Financial Condition:

                                                          2000       1999
                                                        --------   --------
           Current assets                                $ 33,247   $  8,558
           Non-current assets                              69,293     52,871
                                                         --------   --------
                                                         $102,540   $ 61,429

           Current liabilities                           $ 26,343   $ 40,271
           Non-current liabilities                         79,068      1,973
           Members' interest                               (2,871)    19,185
                                                         --------   --------
                                                         $102,540   $ 61,429

Note 18 - Interim Financial Information (unaudited)

     The following table presents the Company's quarterly results of continuing operations for fiscal 2000 and fiscal 1999:

                                                First     Second      Third     Fourth
                                               Quarter    Quarter    Quarter    Quarter     Year
                                              ---------  ---------  ---------  ---------  ---------
2000
----
Net Sales...................................   $88,627    $94,257    $91,671    $99,746   $374,301

Gross profit................................    41,301     46,423     45,139     52,242    185,105

Gains on sales of assets (1)................    (1,356)    (1,395)        --         25     (2,726)

Restructuring charge (2)....................        --      1,233      1,194      2,769      5,196

Equity in earnings (loss) of affiliate......    (3,721)    (5,051)    (5,573)    (6,503)   (20,848)

Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.......................   $(3,140)   $(3,099)   $(3,832)   $(4,865)  $(14,936)
                                               =======    =======    =======    =======   ========
Earnings per basic share:
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.......................   $ (0.13)   $ (0.13)   $ (0.16)   $ (0.21)  $  (0.63)
                                               =======    =======    =======    =======   ========
Earnings per diluted share:
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.......................   $ (0.13)   $ (0.13)   $ (0.16)   $ (0.21)  $  (0.63)
                                               =======    =======    =======    =======   ========

1999
----
Net Sales...................................   $80,019   $90,875   $86,519  $102,047   $359,460

Gross profit................................    37,501    43,919    41,878    53,862    177,160

Gains on sales of assets (1)................        --        --        --    (5,152)    (5,152)

Restructuring charge (2)....................        --        --        --    10,505     10,505

Equity in earnings (loss) of affiliate......        --        --        --      (950)      (950)

Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.......................   $   939   $ 4,870   $ 6,614  $  2,637   $ 15,060
                                               =======   =======   =======  ========   ========
Earnings per basic share:
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.......................   $  0.04   $  0.21   $  0.28  $   0.12   $   0.64
                                               =======   =======   =======  ========   ========
Earnings per diluted share:
Earnings (loss) from continuing operations
 before cumulative effect of a change in
 accounting principle.......................   $  0.04   $  0.20   $  0.28  $   0.12   $   0.64
                                               =======   =======   =======  ========   ========


                                               First    Second     Third     Fourth
                                              Quarter   Quarter   Quarter    Quarter     Year
                                              --------  --------  --------  ---------  ---------
Pro forma 1999(3)
--------------
Net Sales...................................   $82,849   $87,959   $85,307   $96,861   $352,976

Gross profit................................    39,829    41,215    40,616    49,121    170,781

Gains on sales of assets (1)................        --        --        --    (5,152)    (5,152)

Restructuring charge (2)....................        --        --        --    10,505     10,505

Equity in earnings (loss) of affiliate......        --        --        --      (950)      (950)

Earnings (loss) from continuing operations     $ 1,125   $ 2,038   $ 4,645   $(1,420)  $  6,388
                                               =======   =======   =======   =======   ========
Earnings per basic share:
Earnings (loss) from continuing operations     $  0.05   $  0.09   $  0.20   $ (0.06)  $   0.27
                                               =======   =======   =======   =======   ========
Earnings per diluted share:
Earnings (loss) from continuing operations     $  0.05   $  0.09   $  0.19   $ (0.06)  $   0.27
                                               =======   =======   =======   =======   ========

     (1) See Note 3 to the Consolidated Financial Statements for a description of the Company's gains on sales of assets.
     (2) See Note 4 to the Consolidated Financial Statements for a description of the Company's restructuring charge.
     (3) The pro-forma amounts have been adjusted for the effect of retroactive application of the new revenue recognition methods and the related income taxes.

                       bigchalk.com, inc. and Subsidiaries

                        Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                   (With Independent Auditors' Report Thereon)
                       bigchalk.com, inc. and Subsidiaries



                                Table of Contents



                                                                           Page

Independent Auditors' Report                                                 61

Consolidated Financial Statements:

     Consolidated Balance Sheets, as of December 31, 2000 and 1999           62

     Consolidated Statements of Operations,
        Years ended December 31, 2000, 1999, and 1998                        63

     Consolidated Statements of Equity (Deficit),
        Years ended December 31, 2000, 1999, and 1998                        64

     Consolidated Statements of Cash Flows,
        Years ended December 31, 2000, 1999, and 1998                        65

Notes to Consolidated Financial Statements                                   66

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


Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     Information regarding Related Party Transactions is included in Note 16 of this report. The remaining information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001 (under the caption "Shareholders Agreement"), and is hereby incorporated by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.


Date: September 20, 2001                   ProQuest Company


                                           By: /s/ James P. Roemer
                                           -------------------------------
                                           James P. Roemer
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Title                   Date
--------------------------------  -------------------------   ------------------

/s/ James P. Roemer               Chairman of the Board of    September 20, 2001
--------------------------------   Directors, President and
James P. Roemer                    Chief Executive Officer

/s/ Alan Aldworth                 Senior Vice President,      September 20, 2001
--------------------------------   Chief Financial Officer
Alan Aldworth                      and Director

/s/ Todd W. Buchardt              General Counsel and         September 20, 2001
--------------------------------   Secretary
Todd W. Buchardt

/s/ David Bonderman               Director                    September 20, 2001
--------------------------------
David Bonderman

/s/ David G. Brown                Director                    September 20, 2001
--------------------------------
David G. Brown

/s/ William E. Oberndorf          Director                    September 20, 2001
--------------------------------
William E. Oberndorf

/s/ Gary L. Roubos                Director                    September 20, 2001
--------------------------------
Gary L. Roubos

/s/ John H. Scully                Director                    September 20, 2001
--------------------------------
John H. Scully

/s/ William J. White              Director                    September 20, 2001
--------------------------------
William J. White

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------


(a)  1.(i)Financial statements:
          The following consolidated financial statements of ProQuest Company are included in Part II, Item 8, Financial Statements and Supplementary Data:


          Independent Auditors' Report

          Consolidated Statements of Operations - Fiscal Years 2000, 1999, and 1998

          Consolidated Balance Sheets - At the end of fiscal years 2000 and 1999

          Consolidated Statements of Cash Flows - Fiscal Years 2000, 1999 and
          1998

          Consolidated Statements of Shareholders' Equity - Fiscal Years 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

      (ii)Financial statements:
          The consolidated financial statements of bigchalk.com are included in the Company's 10K SEC filing. (See Note 17 to the Consolidated Financial Statements for summarized financials of bigchalk.com.)

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

     *10.7 Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company's Registration Statement on Form S-1, as amended, Registration No. 33-59994

     *10.8 Registration Rights Agreement dated as of May 10, 1988 by and among Bell & Howell Group, Inc. and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company's Registration Statement on Form S-1, as amended, Registration No. 33-63556

     *10.10 Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Bell & Howell Company's Registration Statement on Form S-1, as amended, Registration No. 33-89992

     *10.11 Receivables Purchase Agreement dated May 1, 1996, between Bell & Howell Financial Services Company and the First National Bank of Chicago, is incorporated herein by reference to Bell & Howell Company's Registration Statement on Form S-1, as amended, Registration No. 33-59994

     10.11A Revolving Credit Agreement, dated as of September 22, 1997, among Bell & Howell Operating Company, the Lenders listed therein, and Bankers Trust Company incorporated herein by reference to Exhibit
               10.11 to Bell & Howell Operating Company's Registration Statement on Form S-4, as amended, Registration No. 333-36401.

     *10.12 Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell Company's Registration Statement on Form S-8, Registration No. 33-99982

     *10.13 Bell & Howell Company 1995 Stock Option Plan, as amended, is incorporated herein by reference to Bell & Howell Company's Registration Statement on Form S-8, Registration No. 333-48425

     *10.14 Bell & Howell Company 1995 Non-Employee Director's Stock Option Compensation Plan, is incorporated herein by reference to Bell & Howell Company's Registration Statement on Form S-8, Registration No. 333-93099

       18.1    Letter re change in accounting principles


       21.1    Subsidiaries of ProQuest Company


       23.1    Consent of KPMG LLP

       23.2    Consent of KPMG LLP

*   As previously filed