Form 10-Q/A
period 2001-03-31
PROQUEST CO
filed 2001-09-20
CIK 215219

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                Amendment No. 1
                                      to
                                  FORM 10-Q/A


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of May 5, 2001 was 23,707,421.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                               PAGE
------   ---------------------                               ----
 Item 1.  Consolidated Financial Statements

          Consolidated Statements of Operations for
           the Thirteen Weeks Ended March 31, 2001 and
           April 1, 2000 .................................    1

          Consolidated Balance Sheets at
           March 31, 2001 and December 30, 2000 ..........    2

          Consolidated Statements of Cash Flows for
           the Thirteen Weeks Ended March 31, 2001 and
           April 1, 2000 .................................    3

          Notes to the Consolidated Financial
           Statements ....................................    4

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations .....................................   13


 Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk ..............................   18



PART II.  OTHER INFORMATION
-------   -----------------

 Item 1.  Legal Proceedings ...............................   19


 Item 6.  Exhibits and Reports on Form 8-K ................   19



SIGNATURE PAGE .............................................   20


                        ProQuest Company and Subsidiaries
                     Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                       Thirteen Weeks Ended
                                                                       ---------------------
                                                                         Mar. 31,   Apr. 1,
                                                                           2001       2000
                                                                       ----------   --------
Net sales............................................................  $95,853      $ 88,627
Cost of sales........................................................   47,140        47,326
Research and development expense.....................................    5,082         4,369
Selling and administrative expense...................................   29,390        29,406
Gain on sales of assets..............................................        -         1,356
                                                                       -------      --------
Earnings from continuing operations before interest, income taxes, equity in loss of affiliate, and cumulative effect of a change
 in accounting principle.............................................   14,241         8,882
Net interest expense:
Interest income .....................................................      500           322
Interest expense ....................................................   (6,578)       (8,235)
                                                                       -------      --------
Net interest expense.................................................   (6,078)       (7,913)
Earnings from continuing operations before income taxes, equity in loss of affiliate, and cumulative effect of a change in
 accounting principle................................................    8,163           969
Income tax expense...................................................    3,265           388
                                                                       -------      --------
Earnings from continuing operations before equity in loss of affiliate and cumulative effect of a change in accounting
 principle...........................................................    4,898           581
Equity in loss of affiliate..........................................   (5,471)       (3,721)
                                                                       -------      --------
Earnings (loss) from continuing operations before cumulative
 effect of a change in accounting principle..........................     (573)       (3,140)
Discontinued Operations:
Earnings from discontinued operations, net (less applicable income
 taxes of $1,478 and $744, respectively).............................    2,217         1,117
Gain on sale of discontinued operation, net (less applicable income
 taxes of $29,056)...................................................   43,583             -
Cumulative effect of a change in accounting principle, net...........        -       (65,302)
                                                                       -------      --------
Net earnings (loss)..................................................  $45,227      $(67,325)
                                                                       =======      ========
Net earnings (loss) per common share:
Basic:
Loss from continuing operations before cumulative effect of
 a change in accounting principle....................................  $ (0.02)     $  (0.13)
Earnings from discontinued operations................................     0.09          0.05
Gain from sale of discontinued operation.............................     1.85             -
Cumulative effect of a change in accounting principle................        -         (2.76)
                                                                       -------      --------
Net earnings (loss)..................................................  $  1.92      $  (2.84)
                                                                       =======      ========
Diluted:
Loss from continuing operations before cumulative effect of
 a change in accounting principle....................................  $ (0.02)     $  (0.13)
Earnings from discontinued operations................................     0.09          0.05
Gain from sale of discontinued operation ............................     1.84             -
Cumulative effect of a change in accounting principle ...............        -         (2.76)
                                                                       -------      --------
Net earnings (loss) .................................................  $  1.91      $  (2.84)
                                                                       =======      ========

Average number of common shares and equivalents outstanding:
Basic ...........................................................       23,622        23,678
Diluted .........................................................       23,670        23,678

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        ProQuest Company and Subsidiaries
                          Consolidated Balance Sheets
                            (Dollars in thousands)
                                  (Unaudited)


                                    Assets

                                                           Mar. 31,    Dec. 30,
                                                             2001        2000
                                                          ---------   ----------
Current assets:
Cash and cash equivalents...............................  $  14,318   $  10,610
Accounts receivable.....................................     50,501      76,302
Inventory...............................................      4,110       4,604
Other current assets....................................     14,871      13,072
                                                          ---------   ---------
Total current assets....................................     83,800     104,588

Property, plant and equipment, at cost..................    411,299     400,170
Accumulated depreciation................................   (275,616)   (267,054)
                                                          ---------   ---------
Net property, plant and equipment.......................    135,683     133,116

Long-term receivables...................................      1,131       1,450
Goodwill, net of accumulated amortization...............    217,911     222,271
Net assets of discontinued operations...................    223,520     261,155
Other assets............................................     55,740      43,159
                                                          ---------   ---------
Total assets............................................  $ 717,785   $ 765,739
                                                          =========   =========

                     Liabilities and Shareholders' Equity

Current liabilities:
Notes payable...........................................  $   3,234   $  15,568
Current maturities of long-term debt....................        379         466
Accounts payable........................................     38,119      43,134
Accrued expenses........................................     40,220      35,594
Deferred income.........................................     93,209     112,881
                                                          ---------   ---------
Total current liabilities...............................    175,161     207,643

Long-term liabilities:
Long-term debt..........................................    408,918     501,821
Other liabilities.......................................    163,883     125,934
                                                          ---------   ---------
Total long-term liabilities.............................    572,801     627,755

Shareholders' equity:
Common Stock, $.001 par value, 24,084 shares issued
 and 23,629 shares outstanding at March 31, 2001,
 and 24,078 shares issued and 23,622 shares outstanding
 at December 30, 2000...................................         24          24
Capital surplus.........................................    156,708     156,708
Notes receivable from executives........................     (1,198)     (1,180)
Retained earnings (deficit).............................   (168,388)   (213,615)
Treasury stock..........................................    (11,393)    (11,493)
Accumulated foreign currency translation adjustment.....        664        (103)
SFAS 133 unrealized gain/(loss).........................     (6,594)          -
                                                          ---------   ---------
Accumulated other comprehensive loss....................     (5,930)       (103)
                                                          ---------   ---------
Total shareholders' equity (deficit)....................    (30,177)    (69,659)
                                                          ---------   ---------
Total liabilities and shareholders' equity..............  $ 717,785   $ 765,739
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

                        ProQuest Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)



                                                            Thirteen Weeks
                                                                 Ended
                                                          -------------------
                                                           Mar. 31,    Apr. 1,
                                                             2001       2000
                                                          --------   --------
Operating Activities:
Loss from continuing operations before cumulative
 effect of a change in accounting principle.............  $    (573)  $ (3,140)
Adjustments to reconcile to cash provided by operating
 activities of continuing operations:
Depreciation and amortization...........................     13,715     13,132
Equity in loss of affiliates............................      5,471      3,721
Gains on sales of assets................................          -     (1,356)
Changes in operating assets and liabilities:
Accounts receivable.....................................     25,217      3,496
Inventory...............................................        429        278
Other miscellaneous assets..............................     (8,874)      (405)
Long-term receivables...................................        319       (812)
Income taxes............................................       (192)      (644)
Accounts payable........................................     (4,900)      (692)
Accrued expenses........................................    (17,835)    (8,196)
Deferred income and other long-term liabilities.........     (9,527)   (14,640)
Other, net..............................................     (2,778)    (4,033)
                                                          ---------   --------
Net cash provided by (used by) continuing operations....        472    (13,291)

Investing activities:
Expenditures for property, plant and equipment..........    (12,503)   (10,161)
Acquisitions............................................    (10,000)         -
Proceeds from sale of discontinued operation............    135,000          -
Proceeds from asset sales...............................          -      1,156
                                                          ---------   --------
Net cash provided by (used by) investing activities.....    112,497     (9,005)

Financing activities:
Proceeds from short-term debt...........................      1,643      2,138
Repayment of short-term debt............................    (13,345)   (15,460)
Proceeds from long-term debt............................     10,614     15,880
Repayment of long-term debt.............................   (103,604)      (624)
Proceeds from Common Stock, net.........................        100      1,536
                                                          ---------   --------
Net cash provided by (used by) financing activities.....   (104,592)     3,470

Effect of exchange rate changes on cash.................      1,460        289
Net cash provided by (used by) discontinued operations..     (6,129)    21,245
                                                          ---------   --------
Increase in cash and cash equivalents...................      3,708      2,708

Cash and cash equivalents, beginning of period..........     10,610      4,773
                                                          ---------   --------
Cash and cash equivalents, end of period................  $  14,318   $  7,481
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

                        ProQuest Company and Subsidiaries


                Notes to the Consolidated Financial Statements

          (Dollars and shares in thousands, except per share amounts)

                                  (Unaudited)


Note 1 - Basis of Presentation


     The consolidated financial statements include the accounts of ProQuest Company (formerly known as Bell & Howell Company) and its subsidiaries (collectively the "Company") and have been prepared without independent audit.


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


Note 2 - Significant Accounting Policies

     Inventory. Inventory costs include material, labor and overhead.
     ---------
Inventories are stated at the lower of cost (determined using the first-in, first-out ("FIFO") method) or market. During the fourth quarter of 2000, the Company changed its method of inventory valuation for the Publishing Services business from the last-in, first-out ("LIFO") method to the FIFO method as the majority of the inventory items for this business have been continuing to decrease in price. Accordingly, the Company believes that the FIFO method will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by accounting principles generally accepted in the United States.

     The components of inventory are shown in the table below as of the dates indicated:


                                            March 31,    December 30,
                                               2001          2000
                                            ---------    ------------
     Finished products..................    $   1,509    $      1,932
     Products in process and materials..        2,601           2,672
                                            ---------    ------------
     Total inventory....................    $   4,110    $      4,604
                                            =========    ============


     Derivative Financial Instruments and Hedging Activities.  On December 31,
     --------------------------------------------------------
2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 and, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS no. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires the Company to recognize all derivative instruments as assets or liabilities in the balance sheet and measure them at fair value. Adoption of SFAS No. 138 and SFAS No. 133 did not have a material impact on the Company's financial position, operating results or cash flows.


                              Interest Rate Risk
                              ------------------


     The Company's interest bearing loans and borrowings are subject to interest rate risk. As part of the Company's risk management $350 million of notional amount US dollar interest rate swaps are designated as cash flow hedges of US dollar "LIBOR" interest rate debt issuances.


     All derivatives contracts are reported at fair value with the changes in fair value deferred. The Company recognizes the earnings impact of interest rate swaps designated as cash flow hedges upon the payment of the interest related to the hedged debt. The terms of the interest rate swaps exactly match the terms of the underlying transaction, therefore, there is no hedge ineffectiveness or corresponding earnings impact.


                            Foreign Exchange Risks
                            ----------------------


     A portion of revenues, earnings and net investment in foreign affiliates are exposed to changes in foreign exchange rates. The Company manages substantially all foreign exchange risks through operational means. However, the Company believes that foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts have not been designated for hedging treatment under SFAS No. 138 and SFAS No. 133.

                                  Accounting
                                  ----------


     The impact the derivatives have on the financial statements are as follows:


Other Liabilities
     .    Fair value of interest rate swaps designated as cash flow hedges


Accumulated Other Comprehensive Income
     .    Interest rate swaps designated as cash flow hedges


Interest Expense
     .    Interest rate swaps designated as cash flow hedges


     For the first quarter of fiscal 2001, there were no net gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges. Approximately $4,500 of net derivative losses included in other comprehensive income at March 31, 2001 will be reclassified into earnings within twelve months from that date.


     The following table summarizes the net activities in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the first quarter of fiscal 2001:


     Cumulative effect of adopting SFAS No. 133 as of
      December 31, 2000 ................................        $ (2,032)
     Gains/(losses) reclassified into net earnings.......            213
     Year-to-date net unrealized loss on derivatives.....         (4,775)
                                                                --------
     Total...............................................       $ (6,594)
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


                                     Thirteen Weeks Ended
                                     --------------------
                                     March 31,   April 1,
                                        2001       2000
                                     ----------  --------
  Basic.............................    23,622    23,678
  Dilutive effect of stock options..        48        --
                                        ------    ------
  Diluted...........................    23,670    23,678
                                        ======    ======

Diluted Earnings (Loss) Per Common Share from Continuing Operations before Equity in Loss of Affiliate and Cumulative Effect of a
 Change in Accounting Principle:
 -------------------------------

Earnings from continuing operations before equity
 in loss of affiliate and cumulative effect of a
 change in accounting principle....................   $ 0.21    $ 0.03
Equity in loss of affiliate........................    (0.23)    (0.16)
                                                      ------    ------
Loss from continuing operations before cumulative
 effect of a change in accounting principle........   $(0.02)   $(0.13)
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


     At March 31, 2001, the Company was engaged in negotiations to sell the majority of MMT's foreign operations to Pitney Bowes. Accordingly, amounts related to MMT's international business are shown separately herein. Results from discontinued operations are shown in the tables below for the periods indicated:


                                        Thirteen Weeks Ended March 31, 2001
                                     -----------------------------------------
                                     MMT N.A                        Total
                                      & BHFS   Imaging   MMT Intl.  Disc. Ops.
                                     --------  --------  ---------  ----------

     Net sales.....................   $84,859   $10,882    $19,779    $115,520

     Earnings before
        interest and income taxes..     5,135       894        166       6,195
     Interest expense..............                                      2,500
     Income tax expense............                                      1,478
                                                                    ----------
     Earnings from discontinued
      operations...................                                   $  2,217
                                                                    ==========

                                                                                              Thirteen Weeks Ended April 1, 2000
                                                                                        --------------------------------------------
                                                                                        MMT N.A.                            Total
                                                                                         & BHFS    Imaging    MMT Intl.   Disc. Ops.
                                                                                        --------  ---------  -----------  ----------
         Net sales....................................................................  $ 81,982    $35,215     $20,400     $137,597

         Earnings before restructuring charge, interest
           and income taxes...........................................................     4,091      4,821      (1,244)       7,668
         Restructuring charge.........................................................       155        140       3,167        3,462
                                                                                        --------  ---------     -------     --------
         Earnings (loss) before interest
           and income taxes...........................................................     3,936      4,681      (4,411)       1,861
         Interest expense.............................................................                                         2,345
         Income tax expense...........................................................                                           744
                                                                                                                            --------
         Earnings (loss) from discontinued
           operations.................................................................                                      $  1,117
                                                                                                                            ========

Note: The sale of the Imaging division closed on February 4, 2001.


Assets and liabilities of discontinued operations were as follows as of March 31, 2001:


                                                                       March 31, 2001
                                                      --------------------------------------------
                                                        MMT                               Total
                                                       & BHFS   Imaging     MMT Intl.  Disc. Ops.
                                                      --------  ---------  ----------  -----------
         Current assets.............................  $157,887  $      --     $37,480     $195,367
         Non-current assets.........................   112,418         --      16,501      128,919
                                                      --------  ---------     -------     --------
         Total assets                                 $270,305  $      --     $53,981     $324,286
                                                      --------  ---------     -------     --------

         Current liabilities........................  $ 79,786  $      --     $16,325     $ 96,111
         Long-term liabilities......................        --         --       4,655        4,655
                                                      --------  ---------     -------     --------
         Total liabilities                            $ 79,786  $      --     $20,980     $100,766
                                                      --------  ---------     -------     --------
         Net assets of discontinued
          operations................................  $190,519  $      --     $33,001     $223,520
                                                      ========  =========     =======     ========

Note: The sale of the Imaging division closed on February 4, 2001.


     In October 2000, the Company announced an agreement to sell its Imaging business to Eastman Kodak. The transaction was completed in February 2001 for $135,000 with the scanner equipment business excluded due to regulatory issues. Further, in April 2001 the Company announced an agreement to sell a majority of its foreign discontinued operations related to the Mail and Messaging Technologies business to Pitney Bowes for $51,000. The transaction, which is subject to regulatory approval in Germany and to employee consultation obligations, is expected to close in the second quarter of 2001, and the Company anticipates a gain will be recognized on the transaction.


     Following the completion of the transaction with Pitney Bowes, the Company's discontinued operations will consist of its North American Mail & Messaging Technologies business, including the scanner equipment business that was excluded from the sale of the Imaging business to Eastman Kodak, and the Financing Services businesses. The Company expects to complete the disposition of its remaining discontinued operations by sale in either a single or separate transactions. Such sales are expected to be completed before the end of fiscal 2001.


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


     At March 31, 2001, 20 employees included in the restructuring plan had not been terminated. The Company anticipates that these remaining employees will be terminated by the end of the second fiscal quarter of 2001 and the restructuring plan will be substantially completed during fiscal 2001. The details of the restructuring charges as follows:


                                      Thirteen Weeks Ended March 31, 2001
                             Balance  -----------------------------------   Balance
                             Dec. 31,  Restruct.       Utilized             March 31,
                               2000    Charge     Cash       Noncash          2001
                             -------  ---------   ----       -------        --------
Continuing Operations
---------------------
Severance..................   $1,980  $      --   $  535     $      --       $1,445
Obligations under various
 noncancellable leases.....    4,293         --      573            77        3,643
                              ------  ---------   ------     ---------       ------
Continuing Operations......    6,273         --    1,108            77        5,088
                              ======  =========   ======     =========       ======

Discontinued Operations
-----------------------
Severance..................      327         --      306            --           21
Obligations under various
 noncancellable leases.....    2,743         --      230            --        2,513
                              ------  ---------   ------     ---------       ------
Discontinued Operations....    3,070         --      536            --        2,534
                              ------  ---------   ------     ---------       ------
Total Company..............   $9,343  $      --   $1,644     $      77       $7,622
                              ======= =========   ======     =========       ======

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

  The cumulative effect of adopting these changes in accounting for revenue is reported as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2000. As a result of the changes in the methods of accounting for revenue, approximately $114,800 in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment of $65,302 (net of tax benefit of $38,500). In connection with the initial recognition of these changes in the method of accounting for revenue, the Company reversed certain accounts receivable balances and recorded a liability of approximately $88,600 representing amounts due from customers in the future that were monetized by the Company's finance subsidiary prior to the change in the method of revenue recognition. The effect of these changes in the first quarter of fiscal 2000 was to increase sales by $2,700, selling and administrative expense by $500, and net interest expense by $2,300.

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

  Comprehensive income is shown in the table below for the periods indicated:

                                                  Thirteen Weeks Ended
                                                 ----------------------
                                                 March 31,    April 1,
                                                    2001        2000
                                                   -------    --------
Net earnings (loss)............................     45,227     (67,325)

Other comprehensive income (loss):
Net unrealized loss on derivative instruments..     (6,594)         --
Foreign currency translation adjustments.......        767      (1,264)
                                                   -------    --------
Comprehensive income (loss)....................    $39,400    $(68,589)
                                                   =======    ========

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

  Earnings from continuing operations before interest, income taxes, equity in loss of affiliate, and a cumulative effect of a change in accounting principle increased $5.4 million, or 60%, to $14.2 million in the first quarter of 2001 resulting from the increased sales and leveraged operating costs/expenses (despite significant investments in e-commerce-related initiatives). EBITDA (which adds back depreciation and amortization) increased $5.8 million, or 26%, to $27.8 million in the first quarter of 2001.

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

  Accounts receivable decreased by $25.8 million during the quarter ended March 31, 2001. This reduction is principally the result of a business-cycle related increase in year-end receivables due to the timing of annual subscription invoicing, and the expedient collection of 2000 receivables in the first quarter of 2001.


  Deferred income decreased by $19.7 million during the quarter ended March 31, 2001. This change relates to the reduction in deferred revenue resulting from the recognition of income over the subscription term.


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

Item 3.
------

 Quantitative and Qualitative Disclosures About Market Risk
 -----------------------------------------------------------

     The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize such risks, the Company uses derivative financial instruments. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on debt outstanding. Specifically, the Company has entered into interest rate swaps having notional amounts totaling $350 million at March 31, 2001. The potential impact on the Company's earnings from a 50 basis point increase or decrease in quoted interest rates would be approximately $133 expense or benefit for the first quarter of 2001. The interest rate swaps have expiration dates through September 2005 with the notional amounts outstanding and the approximate weighted-average swap rate versus 3-month LIBOR at March 31, 2001 being as follows:



          March 31, 2002    $350 million  6.21%
          March 31, 2003    $180 million  6.19%
          March 31, 2004    $ 90 million  6.18%
          March 31, 2005    $ 25 million  6.26%


     The Company's practice is to hedge its significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. The Company does not utilize financial derivatives for trading or other speculative purposes. The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through April 2001, and are for an aggregate amount of $68.2 million at March 31, 2001 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts; however, such nonperformance is not anticipated. The potential impact on the Company's earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

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

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

 (a)   Exhibits:

       Index Number             Description
       ------------             -----------

          None



 (b)   Reports on Form 8-K.

       The Company filed a Form 8-K on February 20, 2001 regarding the sale of Imaging to Eastman Kodak.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 20, 2001                PROQUEST COMPANY



                                        /s/ James P. Roemer
                                        --------------------------
                                        James P. Roemer
                                        Chairman of the Board
                                        of Directors, President and
                                        Chief Executive Officer


                                        /s/ Alan Aldworth
                                        ---------------------------
                                        Alan Aldworth
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Director