Form 10-Q
period 2001-09-29
PROQUEST CO
filed 2001-11-13
CIK 215219

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                    Commission file number
 September 29, 2001                             1-3246

                                PROQUEST COMPANY
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    36-3580106
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)

300 North Zeeb Road, Ann Arbor, Michigan             48103-1553
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

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of November 2, 2001 was 23,987,979.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             PAGE
------   ---------------------                                             ----

  Item 1.  Consolidated Financial Statements

            Consolidated Statements of Operations for
             the Thirteen and Thirty-Nine Weeks Ended
             September 29, 2001 and September 30, 2000 ..................    1

            Consolidated Balance Sheets at September 29,
             2001 and December 30, 2000 .................................    2

            Consolidated Statements of Cash Flows for
             the Thirty-Nine Weeks Ended September 29,
             2001 and September 30, 2000 ................................    3

            Notes to the Consolidated Financial
             Statements .................................................    4

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ..................................................   14

  Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk ...........................................   19



PART II.  OTHER INFORMATION
-------   -----------------

  Item 1.  Legal Proceedings ............................................   19

  Item 6.  Exhibits and Reports on Form 8-K .............................   20



SIGNATURE PAGE ..........................................................   20

                        ProQuest Company and Subsidiaries
                      Consolidated Statements of Operations
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                                                    Thirteen Weeks           Thirty-Nine Weeks
                                                                                         Ended                    Ended
                                                                                  ---------------------    --------------------
                                                                                  Sept. 29,   Sept. 30,    Sept. 29,   Sept. 30,
                                                                                    2001        2000         2001         2000
                                                                                  ---------   ---------   ---------   ----------
Net sales ..................................................................   $  98,617    $  91,671    $ 295,213    $ 274,555
Cost of sales ..............................................................     (44,554)     (46,534)    (137,249)    (141,693)
Research and development expense ...........................................      (5,365)      (4,943)     (15,946)     (13,453)
Selling and administrative expense .........................................     (32,951)     (28,371)     (95,548)     (89,321)
Restructuring charges ......................................................           -       (1,194)           -       (2,427)
Gain on sales of assets ....................................................           -            -            -        2,751
                                                                               ---------    ---------    ---------    ---------
Earnings from continuing operations before interest, income taxes, equity in loss of affiliate, and cumulative effect of a change in accounting
 principle .................................................................      15,747       10,629       46,470       30,412
Net interest expense:
 Interest income ...........................................................          35          758          217        1,905
 Interest expense ..........................................................      (6,297)      (8,036)     (18,845)     (23,919)
                                                                               ---------    ---------    ---------    ---------
Net interest expense .......................................................      (6,262)      (7,278)     (18,628)     (22,014)
                                                                               ---------    ---------    ---------    ---------
Earnings from continuing operations before income
 taxes, equity in loss of affiliate, and cumulative
 effect of a change in accounting principle ................................       9,485        3,351       27,842        8,398
Income tax expense .........................................................      (3,794)      (1,340)     (11,137)      (3,359)
Equity in loss of affiliate ................................................      (1,802)      (5,573)     (13,374)     (14,345)
                                                                               ---------    ---------    ---------    ---------

Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle .....................       3,889       (3,562)       3,331       (9,306)
Discontinued Operations:
Earnings from discontinued operations, net (less
 applicable income taxes of $534, $2,189,
 $1,937, and $2,684 respectively) ..........................................         800        3,282        2,905        4,025
Gain (loss) on sales of discontinued operations, net (less
 applicable income taxes (benefit) of $(23,458), $0,
 $5,598, and $0 respectively) ..............................................     (35,187)           -        8,396            -
Cumulative effect of a change in accounting principle, net
 (less applicable income taxes benefit of $38,500) .........................           -            -            -      (65,302)
                                                                               ---------    ---------    ---------    ---------
Net earnings (loss) ........................................................     (30,498)        (280)      14,632      (70,583)
                                                                               =========    =========    =========    =========
Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle .....................   $    0.16    $   (0.15)   $    0.14    $   (0.39)
Earnings from discontinued operations ......................................        0.03         0.14         0.12         0.17
Gain (loss) on sales of discontinued operations ............................       (1.47)           -         0.36            -
Cumulative effect of a change in accounting principle ......................           -            -            -        (2.76)
                                                                               ---------    ---------    ---------    ---------
Net earnings (loss) per basic common share .................................   $   (1.28)   $   (0.01)   $    0.62    $   (2.98)
                                                                               =========    =========    =========    =========
Diluted:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle .....................   $    0.16    $   (0.15)   $    0.14    $   (0.39)
Earnings from discontinued operations ......................................        0.03         0.14         0.12         0.17
Gain (loss) on sales of discontinued operations ............................       (1.45)           -         0.35            -
Cumulative effect of a change in accounting principle ......................           -            -            -        (2.76)
                                                                               ---------    ---------    ---------    ---------
Net earnings (loss) per diluted common share ...............................   $   (1.26)   $   (0.01)   $    0.61    $   (2.98)
                                                                               =========    =========    =========    =========
Average number of common shares and equivalents outstanding:
Basic ......................................................................      23,865       23,671       23,735       23,685
Diluted ....................................................................      24,271       23,671       24,006       23,685

         The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements

                        ProQuest Company and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                Assets
                                                                                Sept. 29,    Dec. 30,
                                                                                  2001         2000
                                                                                ---------    ---------
Current assets:
Cash and cash equivalents ...................................................   $ 118,143    $  10,610
Accounts receivable, net ....................................................     105,246       76,302
Inventory ...................................................................       5,033        4,604
Other current assets ........................................................      17,091       13,072
                                                                                ---------    ---------
Total current assets ........................................................     245,513      104,588

Property, plant and equipment, at cost ......................................     434,650      400,170
Accumulated depreciation ....................................................    (288,507)    (267,054)
                                                                                ---------    ---------
Net property, plant and equipment ...........................................     146,143      133,116
Long-term receivables .......................................................      23,717        1,450
Goodwill and other intangible assets, net
 of accumulated amortization ................................................     221,750      222,271
Net assets of discontinued operations .......................................           -      261,155
Other assets ................................................................      50,889       43,159
                                                                                ---------    ---------
Total assets ................................................................   $ 688,012    $ 765,739
                                                                                =========    =========

                                 Liabilities and Shareholders' Equity

Current liabilities:
Notes payable ...............................................................   $   2,487    $  15,568
Current maturities of long-term debt ........................................         328          466
Accounts payable ............................................................      37,361       43,134
Accrued expenses ............................................................      49,449       35,594
Deferred income .............................................................     138,753      137,606
                                                                                ---------    ---------
Total current liabilities ...................................................     228,378      232,368

Long-term liabilities:
Long-term debt, less current maturities .....................................     374,246      501,821
Long-term deferred income ...................................................      61,041       63,923
Other liabilities ...........................................................      78,409       37,286
                                                                                ---------    ---------
Total long-term liabilities .................................................     513,696      603,030

Shareholders' equity:
Common Stock, $.001 par value, 24,381 shares issued and 23,939 shares outstanding at September 29, 2001 and 24,078 shares issued and 23,622 shares
 outstanding at December 30, 2000 ...........................................          24           24
Capital surplus .............................................................     163,515      156,708
Notes receivable from executives ............................................      (1,229)      (1,180)
Retained earnings (accumulated deficit) .....................................    (198,983)    (213,615)
Treasury stock ..............................................................     (11,073)     (11,493)
Other comprehensive income (loss):
  Accumulated foreign currency translation
   adjustment ...............................................................         952         (103)
  SFAS 133 unrealized gain (loss) ...........................................      (7,268)           -
                                                                                ---------    ---------
Accumulated other comprehensive loss ........................................      (6,316)        (103)
                                                                                ---------    ---------
Total shareholders' equity (deficit) ........................................     (54,062)     (69,659)
                                                                                ---------    ---------
Total liabilities and shareholders' equity ..................................   $ 688,012    $ 765,739
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

                        ProQuest Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    Thirty-Nine Weeks
                                                                --------------------------
                                                                 Sept. 29,      Sept. 30,
                                                                   2001           2000
                                                                ----------     ----------
Operating activities:
Earnings (loss) from continuing operations before
 cumulative effect of a change in accounting principle ...      $   3,331      $  (9,306)
Adjustments to reconcile to cash used in operating
 activities of continuing operations:
Depreciation and amortization ............................         40,647         38,598
Equity in loss of affiliates .............................         13,374         14,345
Gain on sales of assets ..................................              -         (2,751)
Changes in operating assets and liabilities:
Accounts receivable ......................................        (27,949)         9,407
Inventory ................................................            (39)           491
Other assets .............................................        (13,041)           924
Long-term receivables ....................................           (517)        (1,595)
Income taxes .............................................          7,867          4,930
Accounts payable .........................................         (6,897)        (5,041)
Accrued expenses .........................................        (11,551)            24
Deferred income and other long-term liabilities ..........         (1,674)       (42,811)
Other, net ...............................................         (9,164)       (10,074)
                                                                ---------       ---------

Net cash used in continuing operations ...................         (5,613)        (2,859)

Investing activities:
Expenditures for property, plant and equipment ...........        (37,326)       (35,679)
Proceeds from asset sales ................................              -          2,551
Acquisitions, net of cash acquired........................        (17,805)        (7,484)
Proceeds from sales of discontinued operations ...........        294,250              -
                                                                ---------       ---------
Net cash provided by (used in) investing activities ......        239,119        (40,612)

Financing activities:
Proceeds from short-term debt ............................          4,658         12,600
Repayment of short-term debt .............................        (17,107)       (18,819)
Proceeds from long-term debt .............................         33,683         37,058
Repayment of long-term debt ..............................       (161,396)       (14,950)
Proceeds from issuance of Common Stock, net ..............          6,807            976
                                                                ---------       ---------
Net cash (used in) provided by financing activities ......       (133,355)        16,865

Net cash provided by discontinued operations .............          7,815         31,031
Effect of exchange rate changes on cash ..................           (433)        (1,715)
                                                                ---------      ---------
Increase in cash and cash equivalents ....................        107,533          2,710

Cash and cash equivalents, beginning of period ...........         10,610          4,773
                                                                ---------      ---------
Cash and cash equivalents, end of period .................      $ 118,143      $   7,483
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

         In the first quarter of fiscal 2000, the Company adopted a plan to divest the Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results and net assets of these businesses have been segregated from the Company's continuing operations. In the third quarter of fiscal 2001, the Company substantially completed the divestitures.

Note 2 - Significant Accounting Policies

     Revenue Recognition.  The Company derives revenues from licenses of
     -------------------
database content, sales of microform subscriptions, service, software, and equipment.

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

     Inventory.  Inventory costs include material, labor and overhead.
     ---------
Inventories are stated at the lower of cost (determined using the first-in, first-out ("FIFO") method) or market.

     The components of inventory are shown in the table below as of the dates indicated:


                                               Sept. 29,    December 30,
                                                 2001           2000
                                               ---------     -----------
Finished products ...................           $2,084         $1,932
Products in process and materials ...            2,949          2,672
                                                ------         ------
Total inventory .....................           $5,033         $4,604
                                                ======         ======

     Property, Plant and Equipment. Property, plant and equipment includes I&L
     -----------------------------
product masters in addition to land, buildings, and machinery and equipment. Product masters are the electronic and microform master copies which are subsequently used in the production process to create information based products. The carrying value of the product masters at September 29, 2001 is $99.9 million (net of $196.4 million of depreciation) and at December 30, 2000 is $88.3 (net of $178.0
million of depreciation).

     Long-Term Deferred Income. Long-term deferred income represents amounts due
     -------------------------
from customers in the future that have been monetized by the Company's finance subsidiary (BHFS). As part of the sale of MMT (see Note 3), BHFS was sold and the Company entered into certain contractual obligations and will continue to monetize limited amounts due from customers through BHFS for the next three years.

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

                               Interest Rate Risk
                               ------------------

         The Company's interest bearing loans and borrowings are subject to interest rate risk. As part of the Company's risk management, $200 million of notional amount US dollar interest rate swaps are currently designated as cash flow hedges of the US dollar LIBOR interest rate debt issuances. The Company dedesignated $150 million of notional amount swaps due to the sale of discontinued operations (see Note 3).

         All derivative contracts that are designated as cash flow hedges are reported at fair value with the changes in fair value recorded in Other Comprehensive Income (Loss). The Company recognizes the earnings impact of interest rate swaps designated as cash flow hedges upon the payment of the interest related to the underlying debt. The terms of the interest rate swaps exactly match the terms of the underlying transaction, therefore, there is no hedge ineffectiveness or corresponding earnings impact.

         All derivative contracts that were dedesignated as cash flow hedges are reported at fair value. The Company recognized an additional $6 million (net of tax) expense as a result of the dedesignation of these cash flow hedges, and is reporting it in the gain (loss) on sales of discontinued operations.

                             Foreign Exchange Risks
                             ----------------------

         A portion of revenues, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Substantially all foreign exchange risks are managed through operational means. However, the Company believes that foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts have not been designated for hedging treatment under SFAS No. 138 and SFAS No. 133.

                                   Accounting
                                   ----------

         The impact the derivatives have on the financial statements are as follows:

Other Liabilities
         .  Fair value of interest rate swaps

Accumulated Other Comprehensive Income
         .  Interest rate swaps designated as cash flow hedges

Interest Expense
         .  Interest rate swaps designated as cash flow hedges

Gain (loss) on sales of discontinued operations, net
         .  Interest rate swaps dedesignated as cash flow hedges

     Approximately $9,579 of net derivative losses included in other comprehensive income at September 29, 2001 will be reclassified into earnings within twelve months from that date.

     The following table summarizes the net activities in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the first nine months of fiscal 2001:

     Cumulative effect of adopting SFAS No. 133 as of
       December 31, 2000 ..............................   $ (2,032)
     (Gains)/losses reclassified into net earnings ....      6,516
     Year-to-date net unrealized loss on derivatives ..    (11,752)
                                                          ---------
     Total ............................................   $ (7,268)
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

                                                   Thirteen Weeks          Thirty-Nine Weeks
                                                       Ended                     Ended
                                                -------------------      --------------------
                                                Sept. 29,  Sept. 30,     Sept. 29,  Sept. 30,
                                                  2001       2000          2001       2000
                                                -------    -------       -------     -------

     Basic .................................     23,865     23,671         23,735     23,685
     Dilutive effect of stock options ......        406          -            271          -
                                                -------    -------        -------    -------
     Diluted ...............................     24,271     23,671         24,006     23,685
                                                =======    =======        =======    =======

Diluted Earnings (Loss) Per Common Share from Continuing Operations before
 Equity in Loss of Affiliate and Cumulative Effect of a Change in Accounting
 Principle:
----------------------------------------------------------------------------

Earnings from continuing operations before
 equity in loss of affiliate and cumulative
 effect of a change in accounting principle...  $  0.23    $  0.08        $  0.70    $  0.21
Equity in loss of affiliate ..................    (0.07)     (0.23)         (0.56)     (0.60)
                                                --------   --------       --------    -------
Loss from continuing operations before
 cumulative effect of a change in accounting
 principle....................................  $  0.16    $ (0.15)       $  0.14    $ (0.39)
                                                ========   ========       ========   ========

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

     Furthermore, in September 2001, the Company sold its North American MMT business, the scanner equipment business that was excluded from the sale of the Imaging business, and BHFS to Glencoe Capital, a private equity investment firm, for $145,000, including $21,750 in seller financing. This note has an 8 1/2 year term, with an initial interest rate of 7.5%. Certain disincentives exist if the note is not paid off in 42 months, including a substantial increase in the interest rate on the note and warrants representing 3.5% of the new entity which detach at that time.

     All remaining net assets of discontinued operations, approximately $5 million, which were excluded from the sale of the MMT business, have been fully written off as of September 29, 2001.

     Results for discontinued operations are shown in the tables below for the periods indicated:

                      Thirteen Weeks Ended Sept. 29, 2001     Thirteen Weeks Ended Sept. 30, 2000
                      -----------------------------------     -----------------------------------

                     MMT N.A.                      Total     MMT N.A.             MMT     Total
                     & BHFS   Imaging  MMT Intl. Disc. Ops.   & BHFS   Imaging   Intl.  Disc. Ops.
                     -------  ------- --------- ---------    -------   ------- -------- ---------
Net sales ........  $ 83,719  $     -  $      -  $ 83,719   $ 90,464  $ 33,635 $ 19,715  $143,814

EBIT (1) before
 restruct-
 uring ...........  $  3,877  $     -  $      -  $  3,877   $  7,378  $  3,064 $    201  $ 10,643

Restructuring
 charges .........  $      -  $     -  $      -  $      -   $ (1,704) $ ( 283) $      -  $ (1,987)
                      -------  ------- --------- --------   --------  -------- --------  --------

EBIT (1) .........  $  3,877  $     -  $      -  $  3,877   $  5,674  $ 2,781  $    201  $  8,656

Interest
 expense .........                                 (2,543)                                 (3,185)
                                                 --------                                --------
Earnings
 before income
 taxes ...........                                $ 1,334                                $  5,471

Income tax
  expense ........                                $  (534)                               $ (2,189)
                                                 --------                                --------
Earnings
 from discontinued
 operations.......                                $   800                                $  3,282
                                                 ========                                ========

(1) EBIT is defined as earnings from discontinued operations before interest and income taxes.

                    Thirty-Nine Weeks Ended Sept. 29, 2001  Thirty-Nine Weeks Ended Sept. 30, 2000
                    --------------------------------------   -------------------------------------
                     MMT N.A.                       Total     MMT N.A.             MMT     Total
                     & BHFS   Imaging   MMT Intl. Disc. Ops.  & BHFS    Imaging   Intl.  Disc.Ops.
                     -------  -------   --------- ---------  --------   -------  ------- ---------
Net sales ........  $ 258,311 $ 10,924  $ 29,542  $ 298,777  $254,304  $102,137 $ 56,817  $413,258

EBIT(1) before
 restruct-
 uring ...........  $  12,993 $  1,133  $   (893) $  13,233  $ 13,781  $ 10,204 $ (1,564) $ 22,421

Restructuring
 charges .........  $       - $      -  $      -  $       -  $ (1,859) $(2,347) $ (3,168) $ (7,374)
                    --------- --------  --------- ---------  --------- -------- --------- ---------

EBIT (1) .........  $  12,993 $  1,133  $   (893) $  13,233  $ 11,922  $  7,857 $ (4,732) $ 15,047

Interest
 expense .........                                   (8,391)                                (8,338)
                                                  ---------                               --------
Earnings
 before income
 taxes ...........                                $   4,842                               $  6,709

Income tax
 expense..........                                $  (1,937)                              $ (2,684)
                                                  ---------                               --------
Earnings
 from discontinued
 operations ......                                $   2,905                               $  4,025
                                                  =========                               ========

(1) EBIT is defined as earnings (loss) from discontinued operations before interest and income taxes.


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

     At September 29, 2001, the restructuring plan has been completed. The details of the restructuring charges are as follows:

                              Balance   Thirteen Weeks Ended Sept. 29, 2001     Balance
                                        -----------------------------------
                              June 30,    Restruct.          Utilized          Sept. 29,
                               2001        Charge        Cash     Noncash(1)     2001
                            -----------  --------      -------    --------     --------
Continuing Operations
---------------------
Severance ................   $    94      $     -      $    (94)  $      -     $      -
Obligations under various
  noncancellable leases...     1,551            -          (573)       (88)         890
                             -------      -------      --------   --------     --------
Continuing Operations ....   $ 1,645      $     -      $   (667)  $    (88)    $    890
                             -------      -------      --------   --------     --------

Discontinued Operations
-----------------------
Severance ................   $     -      $     -      $     -     $      -    $      -
Obligations under various
  noncancellable leases...       344            -           (70)       (274)          -
                             -------      -------      --------    --------    --------
Discontinued Operations ..   $   344      $     -      $    (70)   $   (274)   $      -
                             -------      -------      --------    --------    --------

Total Company ...........    $ 1,989      $     -      $   (737)   $   (362)   $    890
                             =======      =======      ========    ========    ========

(1) Non-cash charge is to eliminate restructuring reserve at discontinued operations which were sold during the thirteen weeks ended September 29, 2001 (MMT North America and Scanners).


Note 5 - Cumulative Effect of a Change in Accounting Principle

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of this pronouncement, the Company has modified its accounting for revenue from new on-line subscriptions in I&L and from electronic parts catalog (EPC) agreements in PS.

     During the first nine months of fiscal 2001 and 2000, the Company recognized revenue of approximately $16,683 and $33,284, respectively, that was recognized as part of the 1999 cumulative effect of a change in accounting principle related to the Company's prior revenue recognition methods.

Note 6 - Comprehensive Income

     Comprehensive earnings or loss includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners.

     Comprehensive income is shown in the table below for the periods indicated:

                                           Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                           --------------------   ---------------------
                                            Sept. 29,  Sept. 30,  Sept. 29,   Sept. 30,
                                              2001       2000        2001        2000
                                           --------    --------   ---------   ---------
Net earnings (loss) ....................   $(30,498)   $  (280)   $ 14,632    $(70,584)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative
 instruments, net of tax ...............     (1,907)         -      (7,268)          -
Foreign currency translation
 adjustments ...........................        626        103       1,055         311
                                           --------    --------   ---------   ---------
Comprehensive income (loss).............   $(31,779)   $  (177)   $  8,419    $(70,273)
                                           ========    ========   =========   =========

     The foreign currency translation adjustments and net unrealized loss on derivative instruments do not impact the Company's income tax expense.

Note 7 - Segment Reporting

                                       Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                      ----------------------     ----------------------
                                      Sept. 29,     Sept. 30,     Sept. 29,   Sept. 30,
                                        2001           2000         2001,       2000
                                      ---------     ---------    ---------    ---------
NET SALES
  Information and Learning.......     $  57,408     $  52,200    $ 172,821    $ 158,384
  Publishing Services............        41,209        39,471      122,392      116,171
                                      ---------     ---------    ---------    ---------
Total Net Sales                       $  98,617     $  91,671    $ 295,213    $ 274,555
                                      =========     =========    =========    =========
EBIT (1)
  Information and Learning.......     $   8,526     $   6,838    $  27,051    $  19,026
  Publishing Services............        10,113         8,802       28,620       22,650
  Corporate/Other................        (2,892)       (3,817)      (9,201)     (11,588)
                                      ---------     ---------    ---------    ---------
Total EBIT (1)...................     $  15,747     $  11,823    $  46,470    $  30,088
                                      =========     =========    =========    =========

                                                     Sept. 29, 2001     Sept. 30, 2000
                                                     --------------     --------------
ASSETS
  Information and Learning............................   $ 428,249         $ 359,576
  Publishing Services.................................     109,309           104,893
  Corporate/Other.....................................     150,454            40,115
                                                         ---------         ---------
Total Assets..........................................   $ 688,012         $ 504,584
                                                         =========         =========

(1) The Company uses earnings from continuing operations before interest, income taxes, restructuring, gain on sales of assets, equity in loss of affiliate and cumulative effect of a change in accounting principle (EBIT) as a measure of segment operating performance. EBIT is generally viewed as providing useful information regarding a company's operations, but it is not a measure of financial performance under generally accepted accounting principles. EBIT should not be considered in isolation from or as a substitute for net income as a measure of the Company's profitability. Additionally, the Company's calculations of EBIT may not be comparable to other similarly titled measures of other companies. EBIT has been included because it provides useful information about how management assesses the Company's operating performance.

Note 8 - Investments in Affiliates

     The Company owns approximately 40% of bigchalk on a fully-diluted basis. bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. The Company accounts for its investment in bigchalk on the equity method. The Company's equity in bigchalk's loss equaled $13.4 million in the first nine months of 2001. The carrying value of this investment was $0 at September 29, 2001.

     Summarized financial information of bigchalk is as follows:

Condensed Statement of Operations:

                                                   Thirteen Weeks       Thirty-Nine Weeks
                                                       Ended                  Ended
                                                -------------------    --------------------
                                                Sept. 29,  Sept. 30,   Sept. 29,   Sept. 30,
                                                  2001       2000         2001       2000
                                                --------  ---------    ---------   ---------
     Net sales .............................   $  7,085   $  8,268     $  21,223   $ 25,731
     Gross profit ..........................      4,762      5,262        14,196     16,562
     Loss before income taxes ..............     (6,555)   (15,224)      (27,908)   (33,125)
     Net loss ..............................    (11,822)   (15,474)      (40,541)   (32,472)

Condensed Statement of Financial Condition:

                                                       Sept. 29,       Dec. 30,
                                                         2001            2000
                                                       ---------       --------
                    Current assets ...............     $  35,873       $ 33,247
                    Non-current assets ...........        53,615         69,293
                                                       ---------       --------
                    Total assets .................     $  89,488       $102,540
                                                       -========       ========

                    Current liabilities ..........     $  21,969       $ 26,343
                    Non-current liabilities ......       110,930         79,068
                    Stockholders' deficit ........       (43,411)        (2,871)
                                                       ---------       --------
                    Total liabilities
                     and stockholders' deficit....     $  89,488       $102,540
                                                       =========       ========

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

     Except for the historical information and discussions contained herein, statements contained in this release may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risks, unexpected merger-related effects, as well as business execution risk, risk of new competitors, any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the education and library markets, the availability of free or advertising-supported research information on the Internet, rate of acceptance of electronic-based mailings, including effects of a rate of acceptance of internet-based solutions, including the automotive business, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in the Company's filing with the Securities and Exchange Commission.

Results of Operations
---------------------

     In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging business and its financing subsidiary. As of September 29, 2001, the Company has completed the plan for the sale and disposal of its discontinued operations.

Third Quarter 2001 Compared to Third Quarter 2000
-------------------------------------------------

     The Company's net sales from continuing operations increased $6.9 million, or 7.6%, to $98.6 million in the third quarter of 2001.

     Net sales of the Information & Learning business increased $5.2 million, or 10.0%, to $57.4 million due to strong sales of electronic products, which grew 16.2%.

     Net sales of Publishing Services business increased $1.7 million, or 4.4% to $41.2 million in the third quarter of 2001. This increase is primarily due to strong sales of the electronic parts catalogs, which grew 11.0%, partially offset by a slight decline in sales of computer hardware and microfilm, which are less strategic and more mature product lines.

     The Company's cost of sales decreased $2.0 million, or 4.3% to $44.6 million in the third quarter of 2001, with the gross profit (net sales less cost of sales) percentage of sales increasing 5.6%, primarily due to favorable product mix and effective expense management.

     Research and development expense increased $0.4 million, or 8.5%, to $5.4 million in the third quarter of 2001 as the Company continually seeks to take advantage of new product/technology opportunities in each of its businesses.

     Selling and administrative expense increased $4.6 million, or 16.1%, to $33.0 million in the third quarter of 2001, reflecting additional sales/marketing resources to capitalize on the sales growth opportunities.

     The Company uses earnings from continuing operations before interest, income taxes, restructuring, gains on sales of assets, equity in loss of affiliate and cumulative effect of a change in accounting principle (EBIT) as a measure of segment operating performance. The Company also uses EBITDA from continuing operations (which is defined as EBIT plus depreciation and amortization of other long-term assets, primarily intangibles of acquired companies) as a measure in assessing both operating performance and cash flows. Both EBIT and EBITDA are generally viewed as providing useful information regarding a company's operation, but they are not measures of financial performance under generally accepted accounting principles. EBIT and EBITDA from continuing operations should not be considered in isolation from or as a substitute for net income as a measure of the Company's profitability. Additionally, the Company's calculations of EBIT and EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies.

     EBIT increased $3.9 million, or 33.2%, to $15.7 million in the third quarter of 2001 resulting from increased sales and leveraged operating costs/expenses. EBITDA increased $4.9 million, or 20.9%, to $28.5 million in the third quarter of 2001.

     Net interest expense decreased $1.0 million, or 14.0%, to $6.3 million in the third quarter of 2001, primarily reflecting decreased debt levels due to the Company utilizing the proceeds from the sales of discontinued operations to pay down debt offset by expense related to unfavorable cash flow hedges.

     Income tax expense increased in the third quarter of 2001 as a result of the higher level of pretax profit, with the income tax rate remaining constant with the prior year.

Financial Condition and Liquidity
---------------------------------

     The sale of the MMT businesses was finalized on September 29, 2001 (see
Note 3), proceeds received from the transaction on that date are reflected on the balance sheet as part of cash and cash equivalents. The Company will utilize the proceeds from the sale to reduce debt.

     Debt (net of cash and cash equivalents) decreased by $112.3 million to $258.9 million in the third quarter of 2001 primarily as a result of the proceeds from the sales of discontinued operations.

Nine Months Year-to-Date 2001 Compared to Nine Months Year-to-Date 2000
-----------------------------------------------------------------------

     The Company's net sales from continuing operations increased $20.7 million, or 7.5%, to $295.2 million in the first nine months of 2001, resulting from strong sales growth of I&L. Net sales of I&L increased $14.4 million, or 9.1%, to $172.8 million due to strong sales of electronic products, which grew 14.9%, partially offset by lower than expected international sales.

     Net sales of PS increased $6.2 million, or 5.4% to $122.4 million in the first nine months of 2001. This increase is primarily due to strong sales of the electronic parts catalogs, which grew 11.5%, partially offset by a slight decline in sales of computer hardware and microfilm, which are less strategic and more mature product lines.

     The Company's cost of sales decreased $4.4 million, or 3.1% to $137.2 million in the first nine months of 2001, with the gross profit (net sales less cost of sales) percentage increasing 5.1% primarily as a result of favorable product mix and effective expense management.

     Research and development expense increased $2.5 million, or 18.5%, to $15.9 million in the first nine months of 2001 as the Company continually seeks to take advantage of new product/technology opportunities in each of its businesses. The Company's research and development expenditures include investments in a variety of e-commerce initiatives, expenses for database and software development, information delivery systems and other electronic devices.

     Selling and administrative expense increased $6.2 million, or 7.0%, to $95.5 million in the first nine months of 2001, reflecting additional sales/marketing resources to capitalize on the sales growth opportunities from internet-based products.

     The Company uses earnings from continuing operations before interest, income taxes, restructuring, gains on sales of assets, equity in loss of affiliate and cumulative effect of a change in accounting principle (EBIT) as a measure of segment operating performance. The Company also uses EBITDA from continuing operations (which is defined as EBIT plus depreciation and amortization of other long-term assets, primarily intangibles of acquired companies) as a measure in assessing both operating performance and cash flows. Both EBIT and EBITDA are generally viewed as providing useful information regarding a company's operation, but they are not measures of financial performance under generally accepted accounting principles. EBIT and EBITDA from continuing operations should not be considered in isolation from or as a substitute for net income as a measure of the Company's profitability. Additionally, the Company's calculations of EBIT and EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies.

     EBIT increased $16.4 million, or 54.4%, to $46.5 million in the first nine months of 2001 resulting from increased sales and leveraged operating costs/expenses. EBITDA increased $18.0 million, or 26.3%, to $86.4 million in the first nine months of 2001.

     Net interest expense decreased $3.4 million, or 15.4%, to $18.6 million in the first nine months of 2001, primarily reflecting decreased debt levels due to the Company utilizing the proceeds from the sales of discontinued operations to pay down debt offset by expense related to unfavorable cash flow hedges.

     Income tax expense increased in the first nine months of 2001 as a result of the higher level of pretax profit, with the income tax rate remaining constant with the prior year.

     The Company's equity in bigchalk's loss equaled $13.4 million in the first nine months of 2001.

Financial Condition and Liquidity
---------------------------------

     The sale of the MMT businesses was finalized on September 29, 2001 (see
Note 3); proceeds received from the transaction on that date are reflected on the balance sheet as part of cash and cash equivalents. The Company will utilize the proceeds from the sale to reduce debt.

     Debt (net of cash and cash equivalents) decreased by $248.3 million to $258.9 million in the first nine months of 2001 as a result of the proceeds from the sales of discontinued operations, partially offset by cash used by operations and capital expenditures.

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

Recently Issued Financial Accounting Standards

     In July 2001, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations, and eliminates the pooling of interest method as a valid method to account for a business combination for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceases upon adoption of the Statement, which for the Company will be December 30, 2001, the first day of the Company's next fiscal year. While management is continuing to assess the impact of these Statements on the Company's results of operations and financial position, the Company's initial assessment of these new accounting rules is an increase in net earnings of approximately $0.25 per share.

Item 3.
------

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency and interest rates, which may adversely affect its results of operations and financial position. The Company has entered into interest rate swaps having notional amounts totaling $350 million at September 29, 2001. In light of the completion of the sales of the previously identified discontinued operations, the Company has dedesignated $150 million of these swaps and has terminated these swaps prior to this filing. The potential impact on the Company's earnings from a 50 basis point increase or decrease in quoted interest rates would be approximately $205 thousand expense or benefit for the first nine months of 2001. The interest rate swaps have expiration dates through September 2005.

     The Company's practice is to hedge its significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. The Company does not utilize financial derivatives for trading or other speculative purposes. The derivative contracts have maturity dates extending through November 2, 2001, and are for an aggregate amount of $65.8 million at September 29, 2001 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts; however, such nonperformance is not anticipated. The potential impact on the Company's earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

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

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

  (a)  Exhibits:

       Index Number           Description
       ------------           -----------

          None

  (b)  Reports on Form 8-K.

       The Company filed the following Form 8-K's during the thirteen weeks ended September 29, 2001:

       - On July 26, 2001, a Form 8-K/A regarding the sale of its Imaging unit.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001                          PROQUEST COMPANY


                                                 /s/ James P. Roemer
                                                 -------------------
                                                 James P. Roemer
                                                 Chairman of the Board
                                                 of Directors, President and
                                                 Chief Executive Officer


                                                 /s/ Alan Aldworth
                                                 -----------------
                                                 Chief Financial Officer
                                                 and Director