Form 10-K
period 2001-12-29
PROQUEST CO
filed 2002-03-29
CIK 215219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

Commission File Number: 1-3246

PROQUEST COMPANY
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3580106
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 North Zeeb Road, Ann Arbor, Michigan	48103-1553
(Address of Principal Executive Offices)	(Zip Code)

(734) 761-4700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
common stock, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates (based upon the per share closing price of $37.46 on March 15, 2002) was approximately $504 million.

The number of shares of the Registrant’s common stock, $.001 par value, outstanding as of March 15, 2002 was 24,126,187.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Riegistrant’s Proxy Statement related to the 2002 Annual Meeting of Stockholders, to be filed subsequent to the date hereof—Part III.

EXHIBITS

SIGNATURE PAGE	83

ProQuest Company

Item 1.     Business

ProQuest Company is a leading provider of information and content to the education and transportation industries. Formerly known as Bell & Howell, ProQuest has a 97 year history with more than 50 years in information and content aggregation. Through our Information and Learning segment, which primarily serves the academic and library markets, we aggregate and publish value-added content from a wide range of sources including newspapers, periodicals and books. Our Publishing Services segment provides electronic delivery of technical and schematic information to the automotive and powersports (motorcycle, marine, and RV) markets. Our company has demonstrated strong, stable growth in both revenue and earnings in the last few years with 2001 revenue increasing to $401.6 million from $359.5 million in 1999 and 2001 operating income increasing to $68.7 million from $42.2 million in 1999.

Our predecessor company, Bell & Howell, has been synonymous with creative and technology-based solutions since 1904. In 2001, we sold the legacy Imaging, Mail and Messaging Technologies and finance-related businesses and changed our name to ProQuest. We used the proceeds from the divestitures to significantly reduce our debt.

Information and Learning (I&L).    I&L transforms information contained in periodicals, newspapers, dissertations, out-of-print books and other scholarly material into easily accessible electronic form, microfilm or print on demand. I&L aggregates information from a broad array of newspapers and periodicals with which we have licensing arrangements, including the New York Times, The Wall Street Journal, and The Christian Science Monitor. We convert this information through our proprietary methods and add proprietary abstracts to create an expansive microfilm and electronic information vault. I&L’s information vault includes information from over 21,000 periodical titles and 7,000 newspaper titles, as well as a unique content base consisting of over 1.5 million dissertations, 390,000 out-of-print books, 550 research collections, and over 15 million proprietary abstracts. The information vault covers all major categories of study—business, humanities, social science, medical / health, ethnic and diversity studies, genealogy, psychology, biology and current events. This content is primarily English language-based, but also includes content in German, French and Spanish. The ability to provide our customers with full image content as it was originally published distinguishes us from other information providers, which typically store and provide information in a text-only format, omitting essential charts, graphs, pictures and other images. Our products are present in virtually every academic library in the U.S., and our library customers generally sign one year subscription contracts to access I&L’s proprietary database. Over the last three years we have enjoyed approximately 90% renewal rates. In 2001, I&L represented approximately 59% of our total revenues.

Publishing Services (PS).    PS is the leader in the development and deployment of parts and service-oriented catalogs for the automotive and powersports industries worldwide. In 1985, we pioneered the automotive Electronic Parts Catalog (EPC). The system replaced paper and microfiche parts catalogs to provide a powerful and flexible technical reference system using CD-ROM technology. Over 30,000 automobile dealerships now use our EPC worldwide. PS currently publishes electronic catalogs for GM, Ford, DaimlerChrysler, Honda, Toyota, Volvo, Nissan, Porsche, Saturn, and Land Rover among others. In addition, PS is a leading provider of dealer management systems and EPCs to dealers in the powersports markets. PS customer contracts are usually three to five years in duration, and we have enjoyed approximately 90% renewal rates over the last three years. In 2001, PS represented approximately 41% of our total revenues.

Product Overview—I&L

ProQuest Online.    Introduced in 1995, ProQuest Online allows users to search and find useful information from full-text articles of thousands of newspapers and periodicals dating back to 1986. Our service helps librarians build information bridges that will enable users to locate resources appropriate to their needs. Our service combines easy-to-use search menus, current information, content in a variety of formats, and convenient delivery options and support. We provide the tools to efficiently create predefined searches, electronic reserve rooms for multiple simultaneous users, create magazine racks, establish reading rooms, and generate table-of-content services (curriculum support). All online text is customizable and allows easy integration with our customers’ other information holdings. ProQuest SiteBuilderTM helps librarians by providing easy-to-use templates, copy-and-paste technology, and step-by-step help. Librarians can link selected ProQuest content to their online catalogs, library web sites and other Web-based resources. Durable Links™ ensures that subscribers will have continuous access to our content.

ProQuest Online allows users to search and find useful information from more than 7,000 periodicals, newspapers, and other resources contained in our databases. Users can pinpoint information quickly using simple or advanced search techniques. Quality indexing ensures unparalleled accuracy and specificity. We couple databases, primary sources, web tools, and curriculum support together to enhance and improve the research and education process for all of our users. We add approximately 37 million pages of current information to ProQuest Online each year.

Chadwyck-Healey.    The Chadwyck-Healey brand, acquired in 1999, is recognized internationally as a leading source of high-quality publications in the humanities. Chadwyck-Healey provides users with world-class databases in the arts, humanities and reference with particular strengths in language and literature, history, music, performing arts and film, biography, and news and reference on the United Kingdom, European Union and Asia.

Publications range from databases of medieval texts in Latin and Greek to up-to-the-minute reference resources such as KnowUK, an online reference service on the people, places and institutions that make up life in the United Kingdom.

Other humanities titles include flagship services such as Literature Online and History Online, both of which deliver a combination of primary works and extensive contextual support.

UMI.    UMI sells microform newspaper and periodical subscriptions, microform newspaper and periodical backfiles, dissertation copies, dissertation publishing, out-of-print books, phonefiche, and scholarly research collections. Today, the UMI microform vault constitutes the largest commercially available microform collection in the world with over 6.5 billion pages.

Digital Vault Initiative.    Based on our customers’ needs, we have selected portions of our UMI microfilm collection to digitize and provide online access to important and difficult to find content from the 1980’s back to as early as the 1400’s. Customers include libraries and information centers, colleges and universities, and public, corporate and government libraries. Core to our initiative is the intent to create specialized content targeted at niche subject areas that allow us to segment the market more distinctly as well as broaden our selection of academic and research product offerings.

Digital Vault Initiative products include Early English Books Online (EEBO), a digital compilation of nearly all of the books printed in the English language from 1400-1700, the Gerritsen Collection of women’s history and the American Periodical Series which features journal content from over 1,000 titles from 1741-1900. Historical Newspapers is an initiative to digitize the full run of several of the nation’s leading newspapers, including the New York Times, Wall Street Journal, Christian Science Monitor, and Washington Post. Once completed, libraries and educational institutions will have electronic access to newspapers dating back to 1851. Digital Sanborn Maps provides electronic maps. These maps contain the detailed property and land-use records that depict such information as building online, size and shape, construction materials, height, windows and doors, and house numbers, showing the grid of everyday life in more than 12,000 U.S. towns and cities from 1867-1970.

XanEdu.    We recently launched XanEdu to further leverage our content through the development of supplemental curriculum materials for the college classroom. XanEdu is the world’s largest source of premium online content targeted directly at students and faculty of higher education institutions. Driven by our vision to deliver core courseware content and to create tools for customizing online course materials, XanEdu seeks to improve the way students learn and the way instructors teach. XanEdu has experienced strong market acceptance with over 1,000 education institutions and more than 7,500 professors utilizing the service as of the end of 2001.

Our XanEdu service is comprised of two components—the customizable XanEdu™CoursePack products and textbook supplements. We employ subject-area specialists who have created a core portfolio of XanEdu CoursePacks, which professors can use to create customizable, copyright-cleared CoursePacks that are comprehensive, current and relevant to students. We have also partnered with major publishers such as Wiley, Pearson, and McGraw Hill, to create on-line supplemental materials that expand and enrich the publisher’s textbook.

Further strengthening XanEdu’s capability is XanEdu Publishing Services. With the acquisition of Campus Custom Publishing, we now offer instructors a turnkey solution to building CoursePacks, with the ultimate choice of distribution either online, in print, or by a hybrid combination of the two. Also, our copyright clearance services offer a streamlined solution for clearing content not currently found in XanEdu’s extensive collections.

Content Wholesale.    I&L provides content to premier information companies such as Reed Elsevier and Dow Jones which in turn provide content to their corporate desktop users. Under these relationships, we receive revenue based on the amount of ProQuest content accessed by these users.

I&L also provides content to bigchalk.com,inc. (“bigchalk”). bigchalk develops and markets products and services for research, curriculum integration, assessment, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the kindergarten through twelfth grade (K-12) educational community. We have an approximate 38.0% ownership interest in bigchalk on a diluted basis.

Product Overview—PS

Global Automotive.    For over 17 years, we have been developing customized market-leading EPC solutions for the franchised automotive dealer market. Our ability to consolidate and transform manufacturer parts data from disparate sources into cohesive, integrated and highly customized systems is unmatched in the industry. This expertise has been recognized worldwide and is applied every day by 28 different manufacturers and over an estimated 250,000 users worldwide.

For our automotive customers, we create and market turnkey electronic parts catalog systems in 17 languages that allow automotive dealerships to electronically access manufacturers’ proprietary technical documentation (such as parts catalogs, parts and service bulletins and other reference materials) and to interface with other important information systems (such as inventory management and billing) within the dealership. These applications help dealers improve business processes by transforming complex technical and performance measurement data into easily accessed answers. These applications also improve the parts-selling operations of dealerships and manufacturers, resulting in the sale of more Original Equipment Manufacturer (OEM) parts.

Performance Management Information and Services.    With the acquisition of Alison Associates in 1999, we began offering performance management information to the automotive industry. Alison collects, manages and publishes key decision support information and provides tools that help automobile manufacturers and their networks measure and compare relative performance. Alison is a global company that services 29 brands in 24 key markets with 30,000 dealers worldwide.

Dealer Management Systems.    The Powersports unit provides dealer management and cataloging systems for the motorcycle, marine, and recreational vehicle (RV) industries. These systems include accounting, customer service, and inventory as well as electronic parts catalog modules that help manage every aspect of the dealer’s business.

Media Solutions.    Media Solutions designs, develops and distributes software systems for the construction, mining and heavy equipment industries that automate product, e-commerce and corporate support functions between manufacturers, dealers and their customers.

OEConnection (OEC).    OEC is a joint venture among PS, Ford Motor Company, General Motors and DaimlerChrysler. OEC extends the established electronic parts cataloging business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel. OEC’s current product offerings include “CollisionLink”, which allows the dealer to extend sales to their wholesale customers, primarily collision shops, and “D2Dlink” which is an advanced parts locator system.

Financial information for each of our business segments and operations by geographic area is contained in Note 2 to the Consolidated Financial Statements.

Research and Development.    We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. Our research and development expenditures include expenses primarily for database development and information delivery systems.

Sales & Marketing.    I&L and PS employ separate sales forces. ProQuest Online, UMI, Chadwyck-Healey and Digital Vault products are sold directly to libraries. As of December 29, 2001, the ProQuest sales force was comprised of both North American and international sales representatives. Within North America, we have dedicated sales representatives for each major product type: traditional (17 salespeople), electronic (44 salespeople), and XanEdu (13 salespeople). These representatives sell directly to libraries, educational institutions, and bookstores throughout the United States and Canada. Outside of the U.S. and Canada, we use a direct international sales force comprised of 33 sales representatives who sell the full portfolio of products to markets across the globe. Third-party international distributors augment this direct sales force. We use a variety of approaches to market our products, including trade shows, direct mailings, product brochures, and online product trials.

We sell Global Automotive, Alison, Powersports and Media Solutions products both domestically and internationally through an internal sales force of 60 salespeople. We market our products and services to two groups: OEMs and individual dealership locations. To effectively reach the large OEMs, such as DaimlerChrysler, Ford, General Motors, and Toyota, we have strategically deployed a team of business development professionals in the world’s principal automotive centers in the U.S., U.K., Germany and Japan. In the U.S. and Canada, products and services are sold directly to individual automotive and powersports dealerships using an experienced sales force. Key technology providers such as Reynolds and Reynolds and Automatic Data Processing (ADP) are also utilized as distributors and sales agents to supplement the efforts of our direct sales force. Through various strategic and tactical marketing efforts including trade shows, events and targeted direct response programs, our sales force is able to continue to build strong and profitable customer relationships.

Proprietary Rights

We regard certain of our technologies and content as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws and employee non-disclosure statements to protect our rights. There can be no assurance that the steps we have taken will be adequate to protect our rights. Although we do not believe that we have infringed on the proprietary rights of third parties, there is no assurance that a third party will not make a contrary claim. The cost of responding to such an assertion may be material, whether or not the assertion is valid.

Seasonality

Our quarterly operating results fluctuate as a result of a number of factors including the sales cycle, the amount and timing of new products and our spending patterns. In addition, our customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced our lowest earnings and cash flow in the first fiscal quarter with our highest earnings in the fourth fiscal quarter. Due to this seasonal factor, the Company maintains a revolving credit facility to fund interim cash requirements.

Competition

The markets in which we sell our products are highly competitive and, in certain instances, include competitors with substantially greater financial resources. In the I&L segment, our main competitors are Gale Group, a division of Thomson Corporation and EBSCO Company. We also compete with universities such as Massachusetts Institute of Technology for distribution of doctoral dissertations. Newspaper and book publishers also compete with us in the distribution of information either electronically or through another medium, such as print.

I&L competitors also range from free Internet sites to traditional primary publishers and include software publishers that market educational curriculum products to schools and homes; online educational content and electronic commerce providers; and programs that enable remote learning, or management of schools.

In the PS segment, we compete with Automated Data Processing Company, Electronic Data Systems, UCS, Infomedia, and the proprietary electronic parts systems of many original equipment manufacturers such as DaimlerChrysler, Ford Motor Company, Harley-Davidson, Honda Motor Company, and Toyota Motor Company for the distribution of electronic or other parts catalogs.

Many of our current and potential future competitors may have greater name recognition, experience and larger existing customer bases than we do. Accordingly, our competitors may succeed in responding more quickly to new technologies; responding more quickly to changes in customer requirements; devoting greater resources to the development and sale of their products; establishing stronger relationships with affiliates, advertisers, content providers, and vendors; and developing superior services and products.

Government Regulations

We are subject to various federal, state, local and foreign environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances. Our operations are also governed by laws and regulations relating to equal employment opportunity, workplace safety and worker health, including the Occupational Safety and Health Act and regulations thereunder. We believe that ProQuest is in compliance in all material respects with applicable laws and regulations, and that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.

Concentration Risk

We are not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our businesses. In fiscal 2001, no single customer represented more than 10.0% of the consolidated net sales of the Company. Our top five customers accounted for 11.0% of consolidated net sales in fiscal 2001.

Employees

Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel. We consider our employee relations to be excellent. As of December 29, 2001, we had the following number of employees, broken out by segment:

Employees
I&L	1,530
PS	970
Corporate	40

Total	2,540

None of our employees are represented by collective bargaining agreements.

Content and Data Licenses

We obtain most of the information and content used in our products from license agreements with third parties. These licenses are generally limited in scope and are nonexclusive. Licenses for content used in our I&L business generally have automatic renewal terms and renew for like terms unless terminated by I&L or the publishers. Our licenses with automobile and powersports manufacturers that are used in the PS business generally have a term of five years. Also, under these agreements the manufacturers have contracted to continue to provide content for the term remaining on the agreements in effect with our customers at the time of the termination. These licenses generally provide for the use of the content in many media formats including electronic, microform or paper.

Risk Factors

You should carefully consider the following risk factors in addition to the other information contained and incorporated by reference in this 10-K before purchasing our common stock.

Our sales and profitability depend on our ability to continue to develop new products that appeal to consumers.

We intend to continue to commit substantial resources to product development. We must continue to invest in technologies that help customers to use our products and services, develop new products, enhance the quality of images being transmitted to the customer, increase delivery of our products over the Internet and other electronic media, and reduce the time in which such products are transmitted. The technological life cycles of our products are difficult to estimate as some of our market niches are mature and demand for our products and services in these niches has stabilized or begun to migrate to other products such as the shift from microfilm-based products to electronic-based products, while some of our other market niches remain in their early stages of development. Our future success will depend upon our ability to continue to introduce new products, to enhance our current products, and to develop and introduce delivery and search technologies that enhance the customer experience in order to offset declining revenue from any of our more mature products. Our focus on product development may result in unanticipated expenditures and capital costs that may not be recovered. Our failure to develop and introduce new or enhanced services and products that achieve consumer acceptance in a timely and cost-effective manner would significantly harm our business.

Our products currently depend on data access agreements with third parties, and the failure to maintain these agreements or to maintain the pricing at which we obtain the data could harm our ability to manufacture existing and develop new products.

Our products are in part based on content and data supplied pursuant to data access agreements with third parties. We may not be able to maintain our current agreements at cost-effective prices. The content supplied by many of our licensors, such as the New York Times, is unique and cannot be replaced. Even if we are able to substitute content providers, we may not be able to enter into new data access agreements with alternative content providers on commercially reasonable terms, on a timely basis or at all. In addition, data used in our products might become unavailable or not be updated as required. The failure to obtain necessary third party data on reasonable terms or identify and implement alternative data access approaches could hurt our business. If a significant number of our content providers decide to terminate or not to renew their relationships with us, we may:

—be at a competitive disadvantage with respect to our competitors;

—lose customers that rely on us as a single source of resources; and

—be unable to increase the amount of revenue generated from particular clients.

Any of these results could adversely impact our operating and financial condition.

Our business will suffer if we do not anticipate changes in computer platforms and other evolving technologies.

We compete in markets characterized by continual technological change, product introductions and enhancements, changes in customer demands and evolving industry standards. For example, we rely on databases from providers such as Oracle and other software providers and we produce additional databases for production of our products and services. If our databases become incompatible with the databases on our customers’ computer networks or become outdated and cannot support our products, then our products could become obsolete and our business will suffer. We must continue to expand our databases and invest in new technologies in anticipation of the needs of our customers.

Similarly, we must manage our development efforts to anticipate and adapt to changes in computer operating environments and other evolving technologies. To remain competitive, we must be able to make our products available in numerous and evolving operating environments. Also, we consistently update our software to enhance retrieval speeds and ease of use. These changes must be made on a timely and cost effective basis which is difficult in our evolving technological landscape. Our business will suffer if we do not update our products and introduce new products that incorporate current technologies and media and if such updating forces us to incur costs that are not recoverable in the sales of our products.

Our businesses utilize the Internet to generate revenues. Uncertainty about the future of the Internet may have a negative impact on our ability to increase revenues.

Our businesses utilize “online” exchange of information and Internet commerce. We cannot predict whether the Internet will prove to be an effective vehicle for delivering our content or conducting our electronic commerce. The Internet infrastructure may be unable to support future demand as the number of users and potential customers for our products, frequency of use and bandwidth requirements continue to increase. Our business may not succeed without the continued development and maintenance of the Internet.

In addition, the Internet is rapidly changing, and we will continually need to adapt our web sites to emerging Internet standards and practices, technological advances developed by our competition, and changing subscriber, user and sponsor preferences. Ongoing adaptation of our web sites will entail significant expenditures in technology research and development and services to input the enhanced technology that may not improve our web sites markedly. If our attempted improvements of our web sites are delayed, result in systems interruptions or do not gain market acceptance, then our future revenue growth may suffer.

Unless we maintain a strong brand identity, our business may not grow.

We believe that maintaining and enhancing the value of our ProQuest and ABI brands is critical to attracting customers. Our success in growing brand awareness will depend on our ability to continually provide educational technology that students enjoy using and teachers and parents consider beneficial to the learning process. Some of our brand names are new and we may not be successful in growing our brand equity.

We will not be able to grow our Internet businesses if the market for those businesses does not continue to develop.

The success of our Internet businesses will depend in large part on the continued emergence and growth of a market for Internet-based educational technology products. The market for educational technology is characterized by rapid technological change and product innovation, unpredictable product lifecycles and unpredictable preferences among students, teachers and parents. It is difficult to estimate how and when growth or other changes in this market will occur.

The competition we face is intense, and we may not be able to compete effectively or successfully attract and retain customers.

The market for our products is fragmented and highly competitive. Increased competition may affect our ability to be successful in attracting and retaining customers that would cause revenues to decline. The information and learning markets are intensely competitive and subject to increasing commercial attention. Barriers to entering Internet markets are relatively low, and we expect competition to intensify in the future. We also may be adversely affected by pricing and other operational decisions like the recent decision of several of our competitors to offer free educational content services.

I&L’s competitors range from free Internet sites to traditional primary publishers and include software publishers that market educational curriculum products to schools and homes, online educational content and electronic commerce providers, and programs that enable remote learning, or management of schools. In addition, many of our content providers could decide to produce and distribute offerings that compete with ours.

In the PS segment, we compete with Automated Data Processing Company, Electronic Data Systems, UCS, Infomedia, and the proprietary electronic parts systems of many original equipment manufacturers such as DaimlerChrysler, Ford Motor Company, Harley-Davidson, Honda Motor Company, and Toyota Motor Company for the distribution of electronic or other parts catalogs.

Many of our current and potential future competitors have substantially greater name recognition, experience and larger existing customer bases than we do. Accordingly, our competitors may succeed in responding more quickly to new technologies; responding more quickly to changes in customer requirements; devoting greater resources to the development and sale of their products; establishing stronger relationships with affiliates, advertisers, content providers, and vendors; and developing superior services and products.

If we cannot attract, retain and motivate skilled personnel, our ability to compete will be impaired.

Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. We face intense competition for qualified personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our business will suffer.

Several members of our senior management team have joined us recently. If we are unable to effectively integrate them into our business or work together as a management team, then our business will suffer. In addition, our employees, including members of our senior management team, may terminate their employment with us at any time. If any one of our key employees left or was otherwise unable to work, and we were unable to find a qualified replacement, our business could be harmed. In addition, the industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel.

Our products currently depend on components licensed from third parties, and the failure to maintain these licenses could harm our ability to produce and enhance existing products and develop new products.

Our products incorporate third party technologies. We do not generally have exclusive arrangements or long-term contracts with these third parties. We have obtained licenses for some of these technologies and may be required to obtain licenses for others. We may not be able to obtain all of the necessary licenses for the third party technology used in our products on commercially reasonable terms, on a timely basis or at all. In addition, technology used in our products might become unavailable or not be updated as required.

We may not be able to develop alternative approaches if third party technologies become unavailable to us on reasonable terms or obsolete. The failure to obtain necessary third party technology or identify and implement alternative technology approaches could hurt our business.

Our intellectual property protection may be inadequate, allowing others to use our technologies and thereby reduce our ability to compete.

We regard much of the technology underlying our services and products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may develop similar technology independently. We rely on a combination of patents, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. Existing trade secrets, patent and copyright law afford us limited protection. The agreements and contracts may be breached or terminated, and we may not have adequate remedies for any breach. Furthermore, policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization. Litigation may be necessary to protect our intellectual property rights, which could result in substantial cost to us and diversion of our efforts. Any such litigation may not even be successful, in which case our business could be further adversely affected.

Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims. If such claims are successful, we may have to pay substantial damages, possibly including treble damages, for past infringement.

We might also be prohibited from selling our products without first obtaining a license from the third party, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

Our employees may be bound by confidentiality and other nondisclosure agreements regarding the trade secrets of their former employers. As a result, we could be subject to allegations of trade secret violations and other similar violations if claims are made that any of our employees have breached these agreements. Such claims could also have an adverse effect on our business.

A key component of our growth strategy is to continue to expand our operations into international markets. We may not succeed with this strategy.

Doing business in international markets is subject to a number of risks, including, among others: acceptance by foreign educational systems of our approach to educational products; expenses associated with customizing products for foreign countries; lack of existing customer base; longer accounts receivable collection periods and greater difficulty in collection; unexpected changes in regulatory requirements; potentially adverse tax consequences; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; changing economic conditions; exposure to different legal standards (particularly with respect to intellectual property); burdens of complying with a variety of foreign laws; and fluctuations in currency exchange rates. If any of these risks were to materialize, our business, financial condition, and results of operations could be adversely affected.

We have entered into strategic alliances and into acquisitions and may pursue others that may disrupt our operations or fail to result in the benefits that we anticipated.

We have entered into and may make strategic acquisitions of companies, products or technologies or enter into strategic alliances as necessary in order to implement our business strategy. If we are unable to fully integrate acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of such acquisitions. A future strategic acquisition or joint venture may require us to incur debt or issue equity securities, which could dilute our existing stockholders. The success of our existing and future joint venture and strategic alliances depends in part on the ability of the other parties to these transactions to fulfill their obligations thereunder. In addition, the acquisitions or joint ventures may subject us to unanticipated risks or liabilities or disrupt our operations and divert management's attention from day-to-day operations.

Changes in funding for public school systems and libraries could reduce our revenues and impede the growth of our company.

We derive a portion of our revenues from public school and library funding, which is heavily dependent on support from federal, state and local governments. Government budget deficits may adversely affect the availability of this funding. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools, colleges or libraries, for example, a reduction of funds allocated to schools under Title I of the Elementary and Secondary Education Act of 1965, could delay or reduce our revenues, in part because schools may not have sufficient capital to purchase our products or services.Funding difficulties experienced by schools, colleges or libraries could also cause those institutions to be more resistant to price increases in our product, compared to other business that might better be able to pass on price increases to their customers. The growth of our business depends on continued investment by public school systems and libraries in educational technology and products. Changes to funding of public school systems and libraries could slow this kind of investment.

The loss of a few of our larger clients would adversely affect our results of operations.

While we are not dependent upon any one customer or a few customers, the loss of a few of our larger customers would adversely affect our results of operations. In fiscal 2001, no single customer represented more than 10.0% of our consolidated net sales. Our top five customers accounted for 11.0% of consolidated net sales in fiscal 2001. The loss of these customers would adversely affect us.

Our operating results continue to fluctuate and a revenue or earnings shortfall in a particular quarter could have a negative impact on the price of our common stock.

Variations in our operating results occur from time to time as a result of many factors, such as timing of customers’ capital expenditures, the mix of distribution channels through which our products are distributed, annual budgetary considerations of customers, new product introductions, and general economic conditions.

Certain customers’ buying patterns and funding availability cause our sales and cash flow to be generally higher in the fourth quarter of the year. Due to this seasonal factor, we require and expect to have a seasonal working capital credit line to fund cash requirements primarily during our second and third quarters.

Because a high percentage of our expenses are relatively fixed, a variation in the timing of customer orders can cause variations in operating results from quarter to quarter. Our sales cycles are relatively long and depend on factors such as the size of customer orders and the terms of subscription agreements. As a result of the difficulty in forecasting our quarterly revenues, our operating results in any given quarter may fall below securities analysts’ expectations, which may cause the price of our common stock to fall abruptly and significantly.

In addition, a deterioration in economic conditions generally may adversely affect the market for our products and thereby cause our operating results to fall below expectations.

We could experience system failures, software errors, or capacity constraints, any of which would cause interruptions in the electronic content we provide to our customers and ultimately cause us to lose customers.

Any delays or failures in the systems or errors in the software that we use to deliver our electronic content to our customers would harm our business. We have occasionally suffered failures of the computer and telecommunication systems that we use to deliver our electronic content to customers. These failures have caused interruptions in the functioning of our electronic content for our customers. The growth of our customer base, as well as the number of sites we provide, may strain our systems in the future.

The systems we currently use to deliver our services to our customers (except for external telecommunications systems) are located in our facilities in Michigan and Ohio. Although we maintain property insurance, claims for any system failure could exceed the coverage obtained.

Any delays, failures or problems with our systems or software could result in loss of or delay in market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and support costs.

Our systems face security risks and our customers have concerns about their privacy.

We have taken security precautions with respect to our systems and sites. Still, they may be vulnerable to unauthorized access and use by hackers, computer viruses and other disruptive problems. Any security breaches or problems could lead to misappropriation of our customers’ information, misappropriation of our sites, misappropriation of our intellectual property and other rights, as well as disruption and interruption in the use of our systems and sites. Unauthorized access to and theft of customer information as well as denial of various Internet and online services have occurred in the past, and will likely occur again in the future. In order to maintain our security precautions or to correct problems caused by security breaches, we may need to spend significant capital or other resources. We intend to continue to put industry–standard security measures in place for our systems and sites. Nevertheless, those measures may be circumvented and in order to monitor continually and maintain these measures, we may cause disruption to and interruption in our customers’ use of our systems and sites. These disruptions and interruptions could harm our business.

In general, users of the Internet and online services are very concerned about the security and privacy of their communications and data transmitted. These concerns may inhibit the growth of the Internet and other online services generally, and our sites in particular. Any security breach related to our sites could hurt our reputation and expose us to damages and litigation. These kinds of breaches could harm our business.

We have had limited attempts by users to gain access to certain areas of the systems that are generally not available to such users. Such attempts are constantly monitored. Upon detection a notice is investigated and an appropriate level of action is taken.

The occurrence of a fire, flood or other form of natural disaster at certain of our locations would adversely impact our business.

Copies of our microfilm collections are stored at various of our properties. If a fire, flood or similar event were to occur at one or more of these locations and destroy those collections, our operations could be materially and adversely affected.

We may be subject to government regulation and legal liabilities that may be costly and may interfere with our ability to conduct business.

We are not currently subject to direct regulation by any United States or state government agency other than the laws and regulations applicable to businesses generally. Also, there are few laws or regulations directly applicable to access to or commerce on the Internet. Because of the increasing popularity and use of the Internet, federal and state governments may adopt laws or regulations in the future with respect to commercial online services and the Internet, with respect to user privacy; copyrights and other intellectual property rights and infringement; domain names; pricing; content regulation; defamation; and taxation.

Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent and could expose us to substantial liability. For example, recently enacted United States laws, such as the federal Digital Millennium Copyright Act and various federal laws aimed at protecting children, their privacy, and the content made available to them could expose us to substantial liability. Furthermore, various proposals at the federal, state and local level could impose additional taxes on Internet sales. These laws, regulations and proposals could decrease Internet commerce and other Internet uses, and adversely affect our opportunity to derive financial benefit from our activities.

Further, governments of foreign countries might try to regulate our Internet transmissions or prosecute us for violations of their laws covering a variety of topics, many of which are the same as those described above for United States laws and regulations. For example, Germany has taken actions to restrict the free flow of material deemed to be objectionable on the Internet. The European Union has adopted privacy, copyright, and database directives that may impose additional burdens and costs on us. We may incur substantial costs in responding to charges of violations of local laws by foreign governments.

Our stock price may be volatile and your investment in our stock could decline in value.

Our common stock price has fluctuated significantly in the recent past. In addition, market prices for securities of companies in our industries have been highly volatile and may continue to be highly volatile in the future. Often this volatility is unrelated to our operating performance.

As of December 29, 2001, we had $251.0 million of total indebtedness, net of cash and cash equivalents, which could hurt our ability to borrow and utilize cash flow as necessary.

The degree to which we are leveraged could have important consequences, including the following: (i) our ability to borrow may be limited to additional amounts for working capital, capital expenditures and potential acquisition opportunities; (ii) a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available for our operations; (iii) we may be more vulnerable to economic downturns and competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions; and (iv) fluctuations in market interest rates will affect the cost of our borrowings to the extent not covered by interest rate hedge agreements.

Our credit facility contains covenants that may significantly restrict our operations.

Our senior credit facility contains numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things, incur more debt, pay dividends, redeem or repurchase our stock or make other distributions, make acquisitions or investments, use assets as security, dispose of assets or use asset sale proceeds, and extend credit.

In addition, our senior credit facilities require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of our credit facilities can be affected by changes in economic or business conditions or other events beyond our control. Any failure to comply with the obligations in our senior credit facilities could result in an event of default under these facilities, which, if not cured or waived, could permit acceleration of our indebtedness under the senior credit facilities which could have a material adverse effect on us.

Item 2.     Properties.

ProQuest’s principal administrative office is located in Ann Arbor, Michigan. The following table provides certain summary information in square feet with respect to the production and development facilities that the Company owns or leases in connection with its businesses:

	I&L	PS	Total
Owned	113,000	171,000	284,000
Leased	245,000	132,000	377,000

Total	358,000	303,000	661,000

The Company primarily leases facilities in the United States, Canada and United Kingdom. The termination of any one of the leases, some of which are long-term, would not significantly affect the Company’s operations.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Executive Officers and Directors

The following table sets forth the names, ages and positions held by the directors and executive officers of the Company as of March 6, 2002:

Name	Age	Positions at the Company
James P. Roemer	54	Chairman of the Board and Chief Executive Officer
Alan Aldworth	47	Director, President, Chief Operating Officer, and Chief Financial Officer
David Bonderman	59	Director
David G. Brown	45	Director
William E. Oberndorf	48	Director
Gary L. Roubos	65	Director
John H. Scully	57	Director
William J. White	63	Director
Todd W. Buchardt	42	Secretary and General Counsel
Joseph P. Reynolds	52	President and Chief Executive Officer of ProQuest Information and Learning
Bruce E. Rhoades	53	President and Chief Executive Officer of Bell & Howell Publishing Services
Linda Longo-Kazanova	49	Vice President, Human Resources
Kevin G. Gregory	38	Vice President, Controller & Treasurer
Mark Trinske	43	Vice President, Investor Relations

The business experience and certain other information relating to each director and executive officer of the Company is set forth below:

James P. Roemer, ProQuest Company’s Chairman and Chief Executive Officer, has been Chairman of the Board since January 1998 and has been a Director of the Company since February 1995. From February 1997 to January 2002, Mr. Roemer served as President and Chief Executive Officer of the Company, and from February 1995 to February 1997 he served as President and Chief Operating Officer. Prior to that, he served a s President and Chief Executive Officer of ProQuest Information and Learning Company from January 1994 to June 1995. Mr. Roemer joined ProQuest as Vice President and Bell & Howell Publishing Services Company as President and Chief Operating Officer in October 1991 and was promoted to President and Chief Executive Officer of Publishing Services Company in September 1993. Prior to joining ProQuest, Mr. Roemer was President of the Michie Group, Mead Data Central from December 1989 to October 1991. From January 1982 to December 1989 he was Vice President and General Manager of Lexis, an on-line information service. From April 1981 to December 1982 he served as acting President of Mead Data Central. Mr. Roemer is a Director of bigchalk.com, inc.

Alan Aldworth was appointed President and Chief Operating Officer of ProQuest Company in January 2002. Mr. Aldworth has been Chief Financial Officer of the Company since October 2000. Prior to joining ProQuest, he spent 18 years at Tribune Company where he held a variety of senior financial management and general management positions the most recent of which was as the General Manager of Tribune Education Company. Mr. Aldworth is a Director of bigchalk.com, inc.

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

William E. Oberndorf has been a Director of the Company since July 1988. He has served as Managing Director of SPO Partners & Co. since March 1991. He is also a Director of Plum Creek Timber Company, Inc., and bigchalk, inc.

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

Joseph P. Reynolds has been President and Chief Executive Officer of ProQuest Information and Learning Company since April 1998. Prior to joining ProQuest, he was Chief Executive Officer of the School and Career Education Group of Thomson Corporation from June 1997 to April 1998 and was Chief Operating Officer of that Group from June 1995 to June 1997. From 1982 to June 1995 he held various positions in management, sales and marketing at Thomson and its Delmar Publishers subsidiary. Mr. Reynolds is a Director of bigchalk.com, inc.

Bruce E. Rhoades has been President and Chief Executive Officer of Bell & Howell Publishing Services since January 2001. He joined the Company in 1999, and has managed several of the Company’s business units. Prior to joining the Company, he was Chief Executive Officer of a consulting practice specializing in business and product strategy formulation, software and information product development, and strategic alliances and acquisitions from 1995 to 1999. Prior to that, he held a number of executive positions at Lexis-Nexis Group from 1979 to 1995, and held various positions at ADP Network Services from 1975 to 1979.

Linda Longo-Kazanova has been Vice President, Human Resources of the Company since May 2000. Prior to joining the Company, she was Senior Vice President, Human Resources-North America, for Information Resources, Inc. from 1995 to 2000. From 1985 to 1995, she held various human resource positions with Kraft Foods, Inc.

Kevin G. Gregory has been Vice President, Controller & Treasurer of the Company since February 2001. From August 1997 to February 2001, he served as Tax Counsel and Vice President—Tax. Prior to joining the Company, he was Senior Manager at Ernst & Young LLP, and prior to that spent seven years at PricewaterhouseCoopers.

Mark Trinske has been Vice President, Investor Relations of the Company since October 2001. Prior to joining the Company, he was the founder and President of Lafayette, Colorado-based Trinske Communications, a full-service investor relations firm, in 1992. Previously, Mr. Trinske held positions at the investor and public relations firms Metzger Associates and Carl Thompson Associates. From 1984 to 1989, he was an investment executive with A.G. Edwards and PaineWebber, and prior to that was a corporate securities paralegal at Brobeck, Phleger & Harrison.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “PQE”.

The high and low closing prices of the Company’s common stock were as follows:

	2001		2000
Quarter	High	Low	High	Low
First	$23.6000	$16.4375	$38.7500	$29.6250
Second	31.0000	21.7000	32.1250	19.8750
Third	36.5000	28.2000	26.0625	19.6875
Fourth	34.8000	29.9400	21.9375	15.1250

The Company has not declared or paid any cash dividends on its common stock. The Company’s Credit Agreement (as defined herein) contains certain restrictions on the payment of dividends on and repurchases of its common stock. (See Note 9 to the Consolidated Financial Statements.)

Item 6.     Selected Financial Data.

The following selected financial data has been derived from the audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended December 29, 2001. The following financial data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Continuing Operations Data (1)(2):
Net sales	$401,628	$374,301	$359,460	$321,047	$307,050
Cost of sales	(186,963)	(189,196)	(182,300)	(159,335)	(152,520)
Research and development expense	(21,381)	(19,034)	(19,259)	(19,974)	(18,894)
Selling and administrative expense	(124,546)	(123,642)	(115,732)	(102,302)	(97,220)
Gain (loss) on sales of assets	(2,312)	2,726	5,152	—	—
Restructuring charge	—	(5,196)	(10,505)	—	—

Earnings before interest, income taxes and equity in loss of affiliate and cumulative effect of a change in accounting principle	66,426	39,959	36,816	39,436	38,416
Net interest expense	(25,039)	(28,361)	(10,132)	(14,165)	(22,389)
Income tax expense	(15,727)	(4,639)	(10,674)	(10,108)	(6,411)
Equity in loss of affiliate	(13,374)	(20,848)	(950)	—	—

Earnings (loss)	12,286	(13,889)	15,060	15,163	9,616

Diluted earnings (loss) per common share	$0.51	$(0.59)	$0.64	$0.64	$0.48

Other Continuing Operations Data:
EBITDA (3)	$121,650	$93,797	$86,407	$79,357	$75,847
Gross profit as a percent of net sales (4)	53.4%	49.5%	49.3%	50.4%	50.3%
Capital expenditures	52,924	42,623	35,055	29,874	28,181

	At the End of Fiscal
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Balance Sheet Data (2):
Total assets	628,097	806,586	783,812	657,598	633,495
Long-term debt	252,782	501,821	506,783	445,240	497,252

Footnotes to the Selected Consolidated Financial and Operating Data:

(1)    In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results of these businesses have been segregated from the Company’s continuing operations, and are separately reported as discontinued operations in the consolidated financial statements. Excludes extraordinary losses of $28.9 million in fiscal 1997, and cumulative effect of a change in accounting principle of $65.3 million in fiscal 2000. The fiscal 1997 to 1999 results have not been retroactively restated to reflect the impact of the change of the method of revenue recognition.

(2)    During fiscal 2000, the Company changed its method of accounting for certain inventory costs from LIFO to FIFO (see Note 1 to the Consolidated Financial Statements). The fiscal 1997 to 1999 operating and balance sheet data have been retroactively restated to reflect this change in accounting.

(3)    EBITDA from continuing operations is defined as earnings from continuing operations before gain /(loss) on sales of assets, restructuring charges, interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle, plus depreciation and amortization of other long-term assets, primarily intangibles of acquired companies, but excluding the amortization/write-off of deferred financing costs. EBITDA is generally regarded as providing useful information regarding a company’s financial performance, but it is not a measure of financial performance under generally accepted accounting principles. EBITDA from continuing operations should not be considered in isolation from or as a substitute for net income as a measure of the Company’s profitability, or as an alternative to the Company’s cash flow from operating activities determined under generally accepted accounting principles as a measure of liquidity. Additionally, the Company’s calculation of EBITDA from continuing operations may not be comparable to other similarly titled measures of other companies. EBITDA from continuing operations has been included as a supplemental disclosure because it provides useful information about how management assesses the Company’s ability to service debt and to fund. The Company’s ability to service debt and fund capital expenditures in the future, however, may be affected by other operating or legal requirements.

(4)    Gross profit is defined as net sales less cost of sales.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information and discussions contained herein, statements contained in this release may constitute forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements of the Company to be materially different from those projected in forward-looking statements made by, or on behalf of the Company. Factors that could cause or contribute to such differences include risks detailed in Part 1, Item 1 under the caption Risk Factors and elsewhere in the Annual Report on Form 10-K. You should read the following discussion in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Overview.  ProQuest Company is a leading provider of information and content to the education and transportation industries. Formerly known as Bell & Howell, ProQuest has a 97 year history with more than 50 years in information and content aggregation. Through our Information and Learning segment, which primarily serves the academic and library markets, we aggregate and publish value-added content from a wide range of sources including newspapers, periodicals and books. Our Publishing Services segment provides electronic delivery of technical and schematic information to the automotive and powersports (motorcycle, marine, and RV) markets. Our company has demonstrated strong, stable growth in both revenue and earnings in the last few years with 2001 revenue increasing to $401.6 million from $359.5 million in 1999 and 2001 operating income increasing to $68.7 million from $42.2 million in 1999.

Our predecessor company, Bell & Howell, has been synonymous with creative and technology-based solutions since 1904. In 2001, we sold the legacy Imaging, Mail and Messaging Technologies and finance related businesses and changed our name to ProQuest. We used the proceeds from the divestitures to significantly reduce our debt.

Discontinued Operations.  In the first quarter of 2000, we began plans to divest our Mail and Messaging Technologies and Imaging businesses and our financing subsidiary. Accordingly, the operating results of these businesses have been segregated from our continuing operations, and are separately reported as a discontinued operation in the consolidated financial statements. We completed our divestiture plan in fiscal 2001.

Financial information for each of the Company's business segments and operations by geographic area is contained in Note 2 to the Consolidated Financial Statements.

Revenue.    The Company derives revenues from licenses of database content (electronic products), sales of microform subscriptions, service, software, and equipment.

Information & Learning provides its customers with access to periodicals, newspapers, dissertations, out-of-print books and other scholarly material in exchange for a fee that normally covers a period of twelve months. Revenues from these subscription agreements are recognized ratably over the term of the agreements using the straight-line method. I&L also sells products where revenue is recognized when product is shipped. These products include microform newspaper and periodical backfiles, research collections, out of print books, dissertation copies, and dissertation publishing.

PS publishes parts catalogs for automotive dealerships and also provides dealer management systems software for powersports dealerships. Parts catalog products are generally sold under multiple-element arrangements that include hardware and related operating systems software, an electronic parts catalog (EPC) database and retrieval system, an agreement to provide periodic updates to the EPC database over the term of the arrangement, and specified services. The Company allocates the total revenue to be received under these arrangements between two elements-the hardware and related operating system software element and the remaining deliverables considered together as a group-based on relative fair value.

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

Cost of Sales.    Cost of sales consists of product and service costs. Product costs include costs such as production costs, depreciation of electronic and microfilm product masters, amortization of capitalized software costs, royalties for the use of content, Internet hosting costs and technical support costs. Service costs consist primarily of costs for installation and training including personnel, materials, facilities and travel. Except for cost associated with capitalized product development and software, the costs of sales are generally recognized as incurred.

Research and Development Expense.    We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We expense all software development costs associated with products until technological feasibility is established. In general, we have not historically capitalized significant amounts of these costs. Our research and development expenditures include expenses primarily for database development and information delivery systems.

Selling and Administrative Expense.    Our sales and marketing expenses primarily consist of salaries and compensation paid to employees engaged in sales and marketing activities, advertising and promotional materials, public relations cost and travel. General and administrative expenses principally consist of salaries and compensation paid to our executives and other employees, as well as incidental costs incurred in managing our business.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates which could have a material impact on our financial statements. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We believe that our most critical accounting policies include accounting for income taxes and risk of impairment of goodwill and product masters.

Income Taxes.    Significant judgement is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and valuation allowance recorded against the net deferred tax assets. In determining realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 29, 2001, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Risk of Impairment on Goodwill and Product Masters.    The Company reviews the carrying value of goodwill and other intangible assets and product masters for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal.

Results of Operations

The following table sets forth continuing operations financial data, excluding gain / (loss) on sales of assets, restructuring charges, equity in loss of affiliate and cumulative effect of a change in accounting principle and its related tax impact:

	Fiscal
	2001		2000		1999
	Amount	% of sales	Amount	% of sales	Amount	% of sales
Revenues	$401.6	100.0%	$374.3	100.0%	$359.5	100.0%
Cost of sales	187.0	46.6%	189.2	50.5%	182.3	50.7%

Gross margin	214.6	53.4%	185.1	49.5%	177.2	49.3%
Less:
Research and development	21.4	5.3%	19.0	5.1%	19.3	5.4%
Selling, general and administrative	124.5	31.0%	123.7	33.0%	115.7	32.2%

Operating income	68.7	17.1%	42.4	11.3%	42.2	11.7%
Less:
Net interest expense	25.0	6.2%	28.4	7.6%	10.1	2.8%
Income tax expense	16.6	4.1%	5.6	1.5%	12.8	3.6%

Net income	$27.1	6.7%	$8.4	2.2%	$19.3	5.4%

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenue.

	2001	2000
I&L	$236.0	$220.0
PS	165.6	154.3

Total	$401.6	$374.3

The Company’s net sales from continuing operations increased $27.3 million, or 7.3%, to $401.6 million in 2001. Revenue growth was adversely impacted by lower than expected international sales, a virtual halt in one-time, non-subscription sales of digital vault content and microfilm after the September 11th tragedy, and a decline in revenue from our content wholesale channel due to the overall soft economy in 2001.

I&L revenue increased $16.0 million, or 7.3%, to $236.0 million. Growth in revenue is primarily due to an 11.8% increase in sales of electronic products. This growth is driven by a price increase of 3.0% and new product sales which increased 9.0%. The growth in electronic products revenue is demonstrated by the growth of the “annualized on-line subscription contract value”. Annualized on-line subscription contract value is the projected 12-month revenue from all outstanding on-line subscription contracts. The total annualized on-line subscription contract value was $91.1 million and $79.0 million at year end 2001 and 2000, respectively. This represents a 15.3% increase which we believe is a good indicator of electronic subscription revenue growth, however, actual on-line subscription revenue may be impacted by other factors such as subscription renewal rates. Microfilm sales increased 7.0% as a result of price increases which more than offset declining unit sales.

PS revenue increased $11.3 million, or 7.3%, to $165.6 million. Growth in revenue is primarily due to a higher number of renewals and higher contract renewal pricing. Additionally, Alison’s revenue grew 11.1% from $25.2 million in 2000 to $28.0 million in 2001 mainly due to the release of the electronic version of their product TrackerPac in 2001.

Cost of Sales.

	2001	2000
I&L	$125.5	$125.8
PS	61.5	63.4

Total	$187.0	$189.2

Our cost of sales decreased $2.2 million, or 1.2%, to $187.0 million in 2001 as a result of reduced sales of low margin hardware at PS and reduced costs associated with I&L’s data center.

Our overall gross profit margin (net sales less cost of sales) increased by 3.9 percentage points to 53.4% due to leveraging of our fixed cost infrastructure over increased revenues.

Research and Development.

	2001	2000
I&L	$10.0	$6.1
PS	11.4	12.9

Total	$21.4	$19.0

Research and development expense increased $2.4 million, or 12.6%, to $21.4 million in 2001 as we continue to invest in creating new products and integrating technology that streamlines the delivery of this content to our customers. I&L research and development expense increased 63.9% from increased expenditures for database and information delivery systems, while PS research and development expense decreased 11.6% from expense management.

Selling and Administrative.

	2001	2000
I&L	$60.2	$58.0
PS	52.7	52.2
Corporate	11.6	13.5

Total	$124.5	$123.7

Selling and administrative expense increased $0.8 million, or 0.6%, to $124.5 million in 2001. This reflects additional sales and marketing resources at I&L and PS offset by reduced Corporate expenses from staff reduction due to sale of discontinued operations.

Earnings from Continuing Operations.

	2001	2000
I&L	$40.3	$30.3
PS	40.0	28.0
Corporate	(11.6)	(15.9)

Total	$68.7	$42.4

Earnings from continuing operations increased $26.3 million, or 62.0%, to $68.7 million in 2001. The increase in earnings from continuing operations was due to the continuing high levels of subscription renewals, successful development of content for our ProQuest product line, and cost management.

I&L earnings increased $10.0 million, or 33.0%, to $40.3 million in 2001. I&L’s increased operating earnings is due to strong performance of our core electronic business, sales of new digital products from our Digital Vault Initiative and increased revenue from our XanEdu products.

PS earnings increased $12.0 million, or 42.9%, to $40.0 million in 2001. These strong results reflect the increased sales of EPCs and increased sales of motorcycle, marine and RV dealer management systems from the Powersports division.

Corporate expenses decreased $4.3 million, or 27.0%, to $11.6 million in 2001 due to reduction in corporate staff and cost management.

Net Interest Expense.    Net interest expense decreased $3.4 million, or 12.0%, to $25.0 million in 2001, primarily reflecting lower debt levels due to the Company utilizing the proceeds from the sales of discontinued operations to reduce the outstanding debt levels.

Income Tax Expense.    Income tax expense increased in 2001 as a result of higher operating earnings, partially offset by a lower effective tax rate for fiscal 2001.

The following items are not reflected in the Results of Operations table, but are reflected in the Consolidated Statements of Operations:

Restructuring.

	2001	2000
I&L	$—	$4.8
PS	—	1.7
Corporate	—	(1.3)

Total	$—	$5.2

        In connection with the restructuring plan that commenced in December 1999, additional restructuring charges of $5.2 million for our continuing operations were incurred in 2000. These charges related to severance, obligations under non-cancelable leases for which no economic benefit will be subsequently realized, and business separation costs.

Gain / (Loss) on Sales of Assets.

	2001	2000
I&L	$—	$—
PS	(2.3)	—
Corporate	—	2.7

Total	$(2.3)	$2.7

On October 31, 2001, the Company sold certain assets of MotorcycleWorld.com, Inc. (MCW), including MCW’s various domain names and web site content to Powersports Network, Inc. During the fourth quarter of 2001, PS sold its interest in MotorcycleWorld.com, Inc.

Equity Loss.    The Company’s equity in bigchalk’s loss equaled $13.4 million in 2001. As a result of both venture capital financing and the exchange of the Company’s investment in an entity acquired by bigchalk for additional shares in bigchalk, the Company owns approximately 38.0% of bigchalk on a fully-diluted basis as of December 29, 2001.

Acquisitions.    In 2001, the Company purchased Softline Information, Campus Custom Publishing, and Heritage Quest for a total of $17.8 million. We also made an additional $10.0 million investment in bigchalk.

The acquisition of CCP strengthens XanEdu’s current business. CCP provides electronic and paper supplements to more than 1,000 colleges and universities nationwide. In addition, CCP has streamlined copyright capabilities, which accelerates the timeframe in which copyrighted materials can be incorporated into XanEdu products. Finally, we acquired CCP’s archive of copyrighted content.

The Heritage Quest product line—which includes the popular Heritage Quest Web-based information service, as well as microfilm, CD-ROMs, and print products (Heritage Quest magazine, Geneaology Bulletin, more than 400 books, and more than 100 indexes)—is a valuable addition to ProQuest’s genealogical resources, including the Geneaology and Local History Online database and Sanborn Maps Online.

Softline Information offers more than 500 newspapers and magazines from ethnic, minority, native, gender, alternative, and independent press. The titles are organized into five specialized databases covering ethnic, cultural, and demographic diversity, including: Ethnic NewsWatch, Ethnic NewsWatch History, Alt-Press Watch, Gender Watch, and Diversity Your World.

These acquisitions did not have a material effect on the comparability to the 2000 Consolidated Financial Statements.

Fiscal 2000 Compared to Fiscal 1999

Net Sales.

	2000	1999
I&L	$220.0	$198.2
PS	154.3	161.3

Total	$374.3	$359.5

The Company’s net sales from continuing operations increased $14.8 million, or 4.1%, to $374.3 million in 2000, resulting from strong sales growth of the I&L business, partially offset by a decline in sales of lower margin hardware products at PS.

Net sales at I&L increased $21.8 million, or 11.0%, to $220.0 million due to a growing electronic subscription base. Sales growth would have been 18.0% if 1999 sales were adjusted to reflect treatment consistent with 2000 accounting for both revenue recognition for new on-line subscriptions and for the results of the Company’s kindergarten through twelfth grade (“K-12”) Internet business (which was combined with the K-12 Internet business of Infonautics, Inc. in December 1999 to form bigchalk). Sales of electronic content (on a comparable basis) increased 33.0%, from fiscal 1999 to fiscal 2000 with the electronic subscription base continuing to reflect strong sales of ProQuest™ (the Company’s Internet based product offering), which was partially offset by lower CD-ROM/tape subscriptions as customers continued to migrate to on-line delivery of information via the Internet. Net sales of the more traditional microfilm and paper products (which represent 46.0% of I&L’s 2000 sales) were slightly above the prior year as increased pricing offset the lower unit volumes in subscription products.

Net sales of PS decreased $7.0 million, or 4.3%, to $154.3 million in 2000 as increased sales of performance database products and increased micropublishing sales to select vertical markets were more than offset by lower sales of hardware related to electronic parts catalogs. Fiscal 2000 hardware sales were impacted as our former proprietary hardware systems, which were non-Y2K compliant, were previously replaced in 1999. Sales of parts catalogs and dealer management systems and related service increased slightly and accounted for 68.0% of PS’s 2000 sales. Sales of non-electronic products including hardware decreased 20.0% from prior year, principally due to the lower hardware sales. Despite the modest overall sales decline in fiscal 2000, the installed base of systems in U.S. dealers subscribing to PS’s electronic parts catalog increased 7.0%. The sales decline would have been 3.0% if the prior year sales were adjusted to reflect consistent revenue recognition.

Cost of Sales.

	2000	1999
I&L	$125.8	$113.2
PS	63.4	69.1

Total	$189.2	$182.3

The Company’s cost of sales increased $6.9 million, or 3.8%, to $189.2 million in 2000, with the gross profit percentage increasing by 0.2 percentage points to 49.5% reflecting a slightly more profitable product mix, increased pricing, and improved leveraging of the ProQuest™ data center cost infrastructure.

Research and Development.

	2000	1999
I&L	$6.1	$7.0
PS	12.9	12.3

Total	$19.0	$19.3

Research and development expense decreased $0.3 million, or 1.6%, to $19.0 million in 2000 as the prior year reflected additional Y2K and ProQuest™ product development costs.

Selling and Administrative.

	2000	1999
I&L	$58.0	$54.4
PS	52.2	46.3
Corporate	13.5	15.0

Total	$123.7	$115.7

Selling and administrative expense increased $8.0 million, or 6.9%, to $123.7 million in 2000, reflecting additional sales/marketing resources to capitalize on the sales growth opportunities from Internet based products, as well as increased distribution costs associated with the higher sales volumes offset by a decrease in corporate expenses due to reduced corporate staff levels due to discontinued operations.

Earnings from Continuing Operations.

	2000	1999
I&L	$30.3	$23.7
PS	28.0	33.3
Corporate	(15.9)	(14.8)

Total	$42.4	$42.2

Earnings from continuing operations increased $0.2 million, or 0.5%, to $42.4 million in 2000 resulting from higher sales volume at I&L and leveraged operating costs and expenses offset by decreases at PS due to costs associated with our Internet initiative MotorcycleWorld.

I&L earnings increased $6.6 million, or 27.8%, to $30.3 million in 2000 as the ProQuest™ on-line service became profitable. The on-line service achieved profitability through continued strong revenue growth as well as several initiatives to improve the cost structure of the technical infrastructure of the on-line system. Spending on Y2K related activities reduced software development costs in 2000 and helped drive the profit performance as well. Margins continued to improve on the microfilm business as pricing increases more than offset volume erosion. Partially offsetting this positive earnings performance was continued investment in several new Internet initiatives.

PS earnings decreased $5.3 million, or 15.9%, to $28.0 million in 2000. Improved results from the performance database products and powersports business lines were more than offset by increased investments.

Corporate expenses increased $1.1 million, or 7.4%, to $15.9 million in 2000 due to inflationary cost increases.

Net Interest Expense.    Net interest expense increased $18.3 million to $28.4 million in 2000, primarily reflecting increased debt levels associated with funding acquisitions in the prior year, the change in revenue recognition methodology at PS (see Note 1 to the Consolidated Financial Statements), and the impact of $4.2 million of interest income accrued in the prior year related to a favorable settlement with the Internal Revenue Service which resulted in an income tax refund with interest.

Income Tax Expense.    Income tax expense decreased in 2000 as a result of the lower level of pretax profit, with the effective income tax rate remaining constant with the prior year.

The following items are not reflected in the Results of Operations table, but are reflected in the Consolidated Statements of Operations:

Restructuring.

	2000	1999
I&L	$4.8	$—
PS	1.7	—
Corporate	(1.3)	10.5

Total	$5.2	$10.5

In connection with the restructuring plan (that commenced in December 1999), additional restructuring charges for the Company’s continuing operations of $5.2 million were incurred in 2000 related to severance, obligations under non-cancelable leases for which no economic benefit will be subsequently realized, and business separation costs.

Gain / (Loss) on Sales of Assets.

	2000	1999
I&L	$—	$2.6
PS	—	—
Corporate	2.7	2.6

Total	$2.7	$5.2

Gains /(losses) on sales of assets during fiscal 2000 of $2.7 million related to:

—the sale of a portion of the Company’s investment in its affiliate bigchalk resulting from the exercise of stock options granted to employees (gain of $0.9 million),

—the sale of the Company’s investment in an entity acquired by bigchalk in exchange for additional common stock of bigchalk (gain of $0.5 million), and

—additional proceeds related to the sale in 1999 of vacant land adjacent to one of the Company’s manufacturing operations (gain of $1.3 million).

Staff Accounting Bulletin No.101 Implementation

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). As a result of this pronouncement, the Company has modified its accounting for revenue from new on-line subscriptions at I&L, and from electronic parts catalog agreements at PS. See footnotes to the Consolidated Financial Statements for a more complete discussion of the impact of the implementation of SAB 101.

As a result of the changes in the methods of accounting for revenue, approximately $114.8 million in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $31.7 million and $44.3 million was recognized in 2001 and 2000, respectively. Furthermore, $38.8 million will be recognized in 2002 and future years.

International Operations

	2001	2000	1999
Domestic sales	$310.4	$293.7	$290.0
Foreign sales	91.2	80.6	69.5

Total sales	$401.6	$374.3	$359.5

Foreign sales increased $10.6 million, or 13.1%, to $91.2 million in 2001 as a result of increased sales at PS of electronic products. New product sales at I&L were adversely impacted by currency valuations.

For I&L, we generally invoice international customers in U.S. dollars. During 2001 the U.S. dollar was very strong relative to most foreign currencies. Consequently, we reevaluated our policy of invoicing in U.S. dollars, and for certain customers in certain foreign countries, we began invoicing in local currencies.

Liquidity and Capital Resources

The Company generated cash from operations of $25.6 million during 2001, compared to cash generated of $42.1 in 2000. The decrease in cash generated from continuing operations was primarily related to an increase in earnings offset by costs associated with content licenses, and payments in 2001 for charges accrued in 2000 related to accounts payable and the restructuring.

Cash utilized in funding acquisitions in 2001 was $27.8 million versus $9.7 million for 2000. In 2001, the Company purchased Softline Information, Campus Custom Publishing, and Heritage Quest, and made an additional investment in bigchalk. In 2000, the Company purchased Media Solutions, Inc. and made an additional investment in bigchalk. Acquisitions and investments are funded from cash generated from operations or from borrowings under the credit facility.

Cash received from the sale of discontinued operations was $286.9 million for 2001 (net of expenses) compared to none in 2000. The cash received from the sale of discontinued operations was a result of the sales of the Imaging business and the Mail and Messaging Technologies business and its financing subsidiary.

Cash used by financing activities was $252.4 million for 2001, compared to $14.2 million in 2000. The change in cash from financing activities was primarily due to the payment of debt with cash received from the sale of discontinued operations.

As part of the sale of MMT and its financing subsidiary, the Company entered into certain contractual obligations and will continue to monetize limited amounts due from customers through MMT’s financing subsidiary for the next three years. The Company’s obligation related to certain portions of these monetized amounts have been classified as long-term deferred income on the Consolidated Balance Sheets. In connection with these transactions, the Company retains maximum credit risk of approximately $0.3 million per year.

The Company primarily finances its operations via a revolving credit agreement (“Credit Agreement”) which matures in December 2003. The financial covenants of the Credit Agreement require the Company to maintain a minimum net worth level, a maximum leverage ratio, and a minimum fixed charge coverage ratio. Although there are no principal payments due until December 2002 (at which time the maximum amount of the credit facility is reduced by $50.0 million), there are limitations on the Company’s ability to pay dividends, repurchase common stock, incur additional indebtedness, and make certain investments, acquisitions or divestitures.

When the Company sold its discontinued operations, the maximum amount of the credit facility was reduced from $600.0 million to $375.0 million. In February 2002, the credit facility was amended, decreasing the maximum amount of the credit facility to $325.0 million to reflect the Company’s decreased borrowing needs after the sale of discontinued operations.

For the remaining two years on the term of the existing Credit Agreement, annual maturities of long-term debt are:

2002	$0.3	million
2003	252.8	million

The Company is in compliance with all debt covenants.

Capital Expenditures and Outlook

	2001	2000	1999
Capital expenditures
I&L	$5.3	$9.1	$9.6
PS	3.7	3.2	2.3
Corporate	0.2	0.1	0.4

Total	9.2	12.4	12.3
Product masters
I&L	43.7	30.2	22.8

Total	52.9	$42.6	$35.1

In fiscal 2001, 2000, and 1999, capital expenditures for the Company’s continuing operations were $52.9 million, $42.6 million, and $35.1 million, respectively, a significant portion of which consisted of expenditures for product masters and creation of databases for I&L.

The Company expects to meet its needs for working capital for operations, to fund capital expenditures and potential acquisitions and to meet its debt service requirements through cash generated from operations and the credit facilities discussed above. Although there are no material commitments, the Company expects capital spending in 2002 to increase to approximately to $54.0 million. These expenditures will be concentrated primarily on ongoing and new product master prepublication costs that management believes will generate future revenue growth. The Company’s plans are dependent on the availability of funds as well as the identification of projects showing sufficient returns. As a result, there is no assurance that the Company’s planned level or type of capital spending will actually occur in the future.

Seasonality

The Company’s quarterly operating results fluctuate as a result of a number of factors including the sales cycle, the amount and timing of new products and the Company’s spending patterns. In addition, our customers experience cyclical funding issues that can impact our revenue patterns. Historically, the Company has experienced its lowest earnings and cash flow in the first fiscal quarter with its highest earnings in the fourth fiscal quarter. Due to this seasonal factor, the Company maintains a revolving credit facility to fund interim cash requirements.

Recently Issued Financial Accounting Standards

In July 2001, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations, and eliminates the pooling of interest method as a valid method to account for a business combination for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceases upon adoption of the Statement, which for the Company will be December 30, 2001, the first day of the Company’s next fiscal year. The net book value of the Company’s goodwill and other intangible assets was $231.5 million and $222.3 million for 2001 and 2000, respectively. While management is continuing to assess the impact of these Statements on the Company’s results of operations and financial position, the adoption of these statements is expected to reduce 2002 annual goodwill amortization expense by approximately $7.7 million. Additionally, the effects of any future impairment, as provided by SFAS No. 142, on the Company’s consolidated financial position and results of operations are unknown.

In October 2001, the FASB approved Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS 144). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS 121 and APB Opinion No. 30. SFAS 144. is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is still evaluating the effects of any future impairment and disposal of long-lived assets, as provided by SFAS 144, but does not believe they will have a material impact on the Company’s results of operations and financial position.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize such risks, the Company uses derivative financial instruments. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on outstanding debt. Specifically, the Company has entered into interest rate swaps having notional amounts totaling $200 million at December 29, 2001. The potential impact on the Company’s earnings from a 50 basis point increase or decrease in quoted interest rates would be approximately $0.2 million expense or benefit for 2001. The interest rate swaps have expiration dates through December 2003. The notional amounts outstanding and the approximate weighted-average swap rate versus 3-month LIBOR at December 31 are as follows:

December 31, 2002            $200 million            6.14%

Foreign Currency Risk

The Company’s practice is to hedge its significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. The Company does not utilize financial derivatives for trading or other speculative purposes. The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through February 2002, and are for an aggregate amount of $67.3 million (which approximates the fair value based on quoted market prices) . The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts, however, such nonperformance is not anticipated. The potential impact on the Company’s earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
ProQuest Company:

We have audited the accompanying consolidated balance sheets of ProQuest Company and subsidiaries (the “Company”) as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProQuest Company and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the Consolidated Financial Statements, the Company changed its methods of accounting for certain inventory costs and revenue recognition during fiscal 2000.

/s/    KPMG LLP

Detroit, Michigan
February 11, 2002

PROQUEST COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000
(In thousands, except per share data)

	2001	2000	1999
Net sales	$401,628	$374,301	$359,460
Cost of sales	(186,963)	(189,196)	(182,300)
Research and development expense	(21,381)	(19,034)	(19,259)
Selling and administrative expense	(124,546)	(123,642)	(115,732)
Restructuring charge	—	(5,196)	(10,505)
Gain /(loss) on sales of assets	(2,312)	2,726	5,152

Earnings from continuing operations before interest,
income taxes, equity in loss of affiliate and
cumulative effect of a change in accounting principle	66,426	39,959	36,816
Net interest expense:
Interest income	1,159	2,404	5,450
Interest expense	(26,198)	(30,765)	(15,582)

Net interest expense	(25,039)	(28,361)	(10,132)

Earnings from continuing operations before income taxes,
equity in loss of affiliate and cumulative
effect of a change in accounting principle	41,387	11,598	26,684
Income tax expense	(15,727)	(4,639)	(10,674)
Equity in loss of affiliate	(13,374)	(20,848)	(950)

Earnings (loss) from continuing operations before
cumulative effect of a change in accounting principle	12,286	(13,889)	15,060
Earnings from discontinued operations (less applicable income
taxes of $1,840, $6,979, and $12,184, respectively)	3,002	10,469	2,731
Gain on sales of discontinued operations, net (less applicable
income taxes of $1,518, $0, and $0 respectively)	2,476	—	—
Cumulative effect of a change in accounting principle	—	(65,302)	—

Net earnings (loss)	$17,764	$(68,722)	$17,791

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.52	$(0.59)	$0.64
Earnings from discontinued operations	0.13	0.45	0.11
Gain on sales of discontinued operations	0.10	—	—
Cumulative effect of a change in accounting principle	—	(2.76)	—

Net earnings (loss) per basic common share	$0.75	$(2.90)	$0.75

Diluted:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.51	$(0.59)	$0.64
Earnings from discontinued operations	0.13	0.45	0.11
Gain on sales of discontinued operations	0.10	—	—
Cumulative effect of a change in accounting principle	—	(2.76)	—

Net earnings (loss) per diluted common share	$0.74	$(2.90)	$0.75

Average number of common shares and equivalents outstanding:
Basic	23,805	23,657	23,569
Diluted	24,077	23,657	23,853

            The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

PROQUEST COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 29, 2001 and December 30, 2000
(In thousands)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$2,659	$10,610
Accounts receivable, net	89,726	76,302
Inventory:
Finished products	1,821	1,932
Products in process and materials	2,620	2,672

Total inventory	4,441	4,604
Other current assets	33,283	30,111

Total current assets	130,109	121,627
Property, plant, equipment and product masters:
Land	915	891
Buildings	29,334	26,859
Machinery and equipment	109,408	108,831
Product masters	307,215	263,589

Total property, plant, equipment and product masters, at cost	446,872	400,170
Accumulated depreciation and amortization	(292,843)	(267,054)

Net property, plant, equipment and product masters	154,029	133,116
Long–term receivables	23,200	1,450
Goodwill, and other intangible assets, net of accumulated amortization	231,533	222,271
Net assets of discontinued operations	—	261,155
Other assets	89,226	66,967

Total assets	$628,097	$806,586

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

PROQUEST COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 29, 2001 and December 30, 2000
(In thousands)

	2001	2000
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$564	$15,568
Current maturities of long–term debt	292	466
Accounts payable	42,633	43,134
Accrued expenses	85,740	35,594
Current portion of long-term deferred income	26,124	24,725
Deferred income	114,739	112,881

Total current liabilities	270,092	232,368
Long-term liabilities:
Long–term debt, less current maturities	252,782	501,821
Long-term deferred income	59,933	63,923
Other liabilities	90,362	78,133

Total long-term liabilities	403,077	643,877

Shareholders’ equity:
Common stock (24,546 shares issued and 24,096 shares
outstanding at the end of fiscal 2001, and 24,078 shares
issued and 23,622 shares outstanding at the end of fiscal 2000)	24	24
Capital surplus	169,050	156,708
Notes receivable for stock purchases	(1,071)	(1,180)
Retained earnings (accumulated deficit)	(195,851)	(213,615)
Treasury stock	(11,335)	(11,493)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	1,001	(103)
Unrealized loss from derivatives	(6,890)	—
Accumulated other comprehensive loss	(5,889)	(103)

Total shareholders’ equity (deficit)	(45,072)	(69,659)
Total liabilities and shareholders’ equity (deficit)	$628,097	$806,586

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

PROQUEST COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000
(In thousands)

	2001	2000	1999
Operating activities:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$12,286	$(13,889)	$15,060

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss of affiliate	13,374	20,848	950
(Gain) / loss on sales of assets	2,312	(2,726)	(5,152)
Depreciation and amortization	53,554	51,737	44,653
Deferred taxes	(9,132)	10,907	8,668

Changes in operating assets and liabilities:
Accounts receivable	(11,882)	(10,066)	(12,016)
Inventory	556	1,802	(1,647)
Other assets	(10,075)	(2,346)	210
Long-term receivables, net	—	2,881	(4,523)
Accounts payable	(2,085)	5,432	(3,766)
Accrued expenses	1,525	(139)	(6,312)
Deferred income and other long-term liabilities	(8,394)	(6,897)	(59)
Other, net	(16,398)	(15,488)	(7,043)

Cash provided by operating activities	25,641	42,056	29,023
Investing activities:
Expenditures for property, plant, equipment and product masters	(52,924)	(42,623)	(35,055)
Acquisitions, net of cash acquired	(27,803)	(9,650)	(102,154)
Proceeds from asset sales	100	2,556	12,955
Proceeds from sales of discontinued operations	286,928	—	—

Cash provided by (used in) investing activities	206,301	(49,717)	(124,254)
Financing activities:
Proceeds from short-term debt	5,644	14,629	34,200
Repayment of short-term debt	(19,988)	(23,141)	(11,369)
Proceeds from long-term debt	43,683	37,335	108,982
Repayment of long-term debt	(292,896)	(43,747)	(48,888)
Proceeds from sales of common stock, net	11,169	688	7,602

Cash provided by (used in) financing activities	(252,388)	(14,236)	90,527

Net cash provided (used) by discontinued operations.	12,923	28,885	(8,027)
Effect of exchange rate changes on cash	(428)	(1,151)	(570)

Increase (decrease) in cash and cash equivalents	(7,951)	5,837	(13,301)

Cash and cash equivalents, beginning of period	10,610	4,773	18,074

Cash and cash equivalents, end of period	$2,659	$10,610	$4,773

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

PROQUEST COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000
(Dollars and shares in thousands)

	Common Stock		Capital Surplus	Notes Receivable from Stock Purchases	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Issued	Treasury
Balance, at the end of fiscal 1998
(Common stock, 23,516 shares;
treasury stock, 239 shares)	$24	$(5,845)	140,819	(2,523)	(162,684)	(244)	(30,453)
Comprehensive income:
Net earnings					17,791		17,791
Foreign exchange
translation adjustments						(170)	(170)

Total comprehensive income							17,621

Common stock, net 453 shares			9,701				9,701
Tax benefit from stock options
exercised			3,074				3,074
Notes receivable				979			979
Treasury stock, net 98 shares		(2,947)	60				(2,887)

Balance, at the end of fiscal 1999
(Common stock, 23,969 shares;
treasury stock, 337 shares)	24	(8,792)	153,654	(1,544)	(144,893)	(414)	(1,965)
Comprehensive income:
Net earnings					(68,722)		(68,722)
Foreign exchange translation adjustments						311	311

Total comprehensive income							(68,411)

Common stock, net 109 shares			2,941				2,941
Tax benefit from stock options
exercised			113				113
Notes receivable				364			364
Treasury stock, net 119 shares		(2,701)					(2,701)

Balance, at the end of fiscal 2000
(Common stock, 24,078 shares;
treasury stock, 456 shares)	$24	(11,493)	156,708	(1,180)	(213,615)	(103)	(69,659)
Comprehensive income:
Net earnings					17,764		17,764
Foreign exchange translation adjustments						1,104	1,104
Unrealized gain (loss) from derivatives						(6,890)	(6,890)

Total comprehensive income							11,978

Common stock, net 468 shares			11,169				11,169
Tax benefit from stock options exercised			1,173				1,173
Notes receivable				109			109
Treasury stock, net 6 shares		158					158

Balance, at the end of fiscal 2001
(Common stock, 24,546 shares;
treasury stock, 450 shares)	$24	$(11,335)	$169,050	$(1,071)	$(195,851)	$(5,889)	$(45,072)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share data)

Note 1—Significant Accounting Policies

Nature of Operations.    ProQuest Company and its subsidiaries (collectively, the “Company”) is a leading global information solutions provider. The Company consists of two business segments, Information and Learning (I&L), and Publishing Services (PS). Within its I&L segment, ProQuest develops and markets information services and systems that are focused on the needs of its customers in select vertical niches, including libraries of all kinds (government, college/university, corporate and public). PS provides systems and information products used by automotive, powersports and recreational vehicle dealers.

Basis of Presentation.    Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

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

In December 1999, the Company combined its kindergarten through twelfth grade (“K-12”) Internet business with the K-12 Internet business from Infonautics, Inc. to form bigchalk.com, inc. (“bigchalk”). At the end of fiscal 1999, the Company owned 69% of the common equity of bigchalk; such control was temporary, as in January 2000, venture capital financing was raised which lowered the Company’s ownership interest to approximately 45%. Further venture capital financing was raised in December 2000 and February 2001 which lowered the Company’s ownership interest to approximately 38% on a fully-diluted basis. Accordingly, the Company accounts for its ownership interest in bigchalk using the equity method.

In the first quarter of 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. Accordingly, the operating results of these businesses have been segregated from the Company’s continuing operations, and are separately reported as discontinued operations in the consolidated financial statements. (See Note 6)

Fiscal Year.    The Company’s fiscal year ends on the Saturday nearest to December 31. References to fiscal 2001 are for the 52 weeks ended December 29, 2001, references to fiscal 2000 are for the 52 weeks ended December 30, 2001, and references to fiscal 1999 are for the 52 weeks ended January 1, 2000.

Revenue Recognition.    The Company derives revenues from licenses of database content, sales of microform subscriptions, service, software, and equipment.

I&L provides its customers with access to periodicals, newspapers, dissertations, out-of-print books and other scholarly material in exchange for a fee that normally covers a period of twelve months. Revenues from these subscription agreements are recognized ratably over the term of the agreements using the straight-line method. In addition to sales of subscription products, I&L also sells products where revenue is recognized when all material elements of the sale have been realized. These products include microform newspaper and periodical backfiles, research collections, out of print books, dissertation copies, and dissertation publishing.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PS publishes parts catalogs for automotive dealerships and also provides dealer management systems software for powersports dealerships. Parts catalog products are generally sold under multiple-element arrangements that include hardware and related operating systems software, an electronic parts catalog (EPC) database and retrieval system, an agreement to provide periodic updates to the EPC database over the term of the arrangement, and specified services. The Company allocates the total revenue to be received under these arrangements between two elements—the hardware and related operating system software element and the remaining deliverables considered together as a group—based on relative fair value.

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

The Company periodically reviews its accounts receivable balances and estimates required allowances for doubtful accounts. Allowances for doubtful accounts at the end of fiscal 2001 and 2000 were $1,353 and $1,693, respectively.

Foreign Currency Translation.    The financial position and results of operations of each of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Assets and liabilities are translated into U.S. dollars using the exchange rates at the end of the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are reflected as a separate component of shareholders’ equity, and are included in the determination of the Company’s comprehensive income.

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

	2001	2000	1999
Basic	23,805	23,657	23,569
Dilutive effect of stock options	272	—	284

Diluted	24,077	23,657	23,853

Cash and Cash Equivalents.    The Company considers all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the consolidated balance sheets approximates fair value.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory.    Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first–in, first–out (“FIFO”) method) or market. During the fourth quarter of 2000, the Company changed its method of inventory valuation for the PS business from the last-in, first-out (“LIFO”) method to the FIFO method as the majority of the inventory items for this business have been continuing to decrease in price. Accordingly, the Company believes that the FIFO method results in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change lowered net earnings by $105 and $197 for 2000 and 1999, respectively.

Property, Plant, Equipment and Product Masters.    Property, plant, equipment and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for I&L product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters.

Goodwill and Other Intangible Assets.    Goodwill and other intangible assets are amortized on a straight-line basis over the expected future periods to be benefited, which range from 15 to 40 years. The Company periodically evaluates the recoverability of the net book value of this intangible asset, particularly in the case of a change in business circumstances or other triggering event, by determining whether the amortization of the asset balance over its remaining life can be recovered through forecasted future operating cash flows for each operation having a significant goodwill balance. In cases where expected undiscounted future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the fair value of the assets. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization at the end of fiscal 2001 and 2000 was $64,905 and $56,853, respectively.

Impairment of Long-Lived Assets.    The Company reviews the carrying value of property, plant, equipment and product masters and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal.

Long-Term Deferred Income.    Long-term deferred income represents amounts due from customers in the future that have been monetized by the Company’s previously owned finance subsidiary (Bell & Howell Financial Services, or BHFS). As part of the sale of MMT, BHFS was sold and the Company entered into certain contractual obligations and will continue to monetize limited amounts due from customers through BHFS for the next three years. The Company’s obligation related to certain portions of these monetized amounts will be satisfied within the next twelve months; these amounts have been classified as the current portion of long-term deferred income.

Income Taxes.    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan.    As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, the Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and earnings per share disclosures for employee stock option grants based on the fair value-based method (defined in SFAS No. 123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are included in Note 15.

Derivative Financial Instruments and Hedging Activities.    On December 31, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of SFAS No. 133” and, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the balance sheet and measures them at fair value. Adoption of SFAS No. 138 and SFAS No. 133 did not have a material impact on the Company’s financial position, operating results or cash flows.

Interest Rate Risk

The Company’s interest bearing loans and borrowings are subject to interest rate risk. As part of the Company’s risk management, $200,000 of notional amount US dollar interest rate swaps are currently designated as cash flow hedges of the U.S. dollar LIBOR interest rate debt issuances. During fiscal 2001, the Company dedesignated $150,000 of notional amount swaps due to the sale of discontinued operations.

All derivative contracts that are designated as cash flow hedges are also reported at fair value with the changes in fair value recorded in Other Comprehensive Income (Loss). The Company recognizes the earnings impact of interest rate swaps designated as cash flow hedges upon the payment of the interest related to the underlying debt. The terms of the interest rate swaps exactly match the terms of the underlying transaction, therefore, there is no hedge ineffectiveness or corresponding earnings impact.

All derivative contracts that were dedesignated as cash flow hedges are reported at fair value. The Company recognized an additional $6,258 million (net of tax) expense as a result of the dedesignation of these cash flow hedges, and is reporting it as a component of the gain on sales of discontinued operations.

Foreign Exchange Risks

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

Accounting

The impact the derivatives have on the financial statements are as follows:

Other Liabilities

•	Fair value of interest rate swaps

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income

•	Interest rate swaps designated as cash flow hedges

Interest Expense

•	Interest rate swaps designated as cash flow hedges

Gain on Sales of Discontinued Operations, net

•	Interest rate swaps dedesignated as cash flow hedges

Approximately $11,113 of net derivative losses included in other comprehensive income at December 29, 2001 will be reclassified into earnings within twelve months from that date.

The following table summarizes the net activities in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during fiscal 2001:

Cumulative effect of adopting SFAS No. 133 as of December 31, 2000	$(3,277)
(Gains)/losses reclassified into net earnings	5,760
Year-to-date net unrealized loss on derivatives	(13,595)
Income tax expense related to items of other comprehensive income	4,222

Total, net of tax	$(6,890)

For the year ended December 30, 2000, prior to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Amounts related to derivative contracts were recorded using the hedge accounting approach, and gains and losses on derivative instruments were included in the basis of the underlying hedged transaction. The Company did not recognize the fair values of these derivative financial investments or their changes in fair value in its consolidated financial statements.

New Accounting Pronouncements.    In accordance with recently issued accounting pronouncements, the Company will be required to comply with certain changes in accounting rules and regulations.

In July 2001, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations, and eliminates the pooling of interest method as a valid method to account for a business combination for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceases upon adoption of the Statement, which for the Company will be December 30, 2001, the first day of the Company’s next fiscal year. The net book value of the Company’s goodwill and other intangible assets was $231.5 million and $222.3 million for 2001 and 2000, respectively. While management is continuing to assess the impact of these Statements on the Company’s results of operations and financial position, the adoption of these statements is expected to reduce 2002 annual goodwill amortization expense by approximately $7.7 million. Additionally, the effects of any future impairment, as provided by SFAS No. 142, on the Company’s consolidated financial position and results of operations are unknown.

In October 2001, the FASB approved Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS 121 and APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is still evaluating the effects of any future impairment and disposal of long-lived assets as provided by SFAS 144.

Note 2—Business Segments

The Company has two reportable business segments, I&L and PS. (Refer to Note 1 to the Consolidated Financial Statements for a description of segment operations.) The Company evaluates the performance of and allocates resources to each of the segments based on their operating results excluding interest and taxes. The accounting policies for each of the segments are described in the summary of significant accounting policies in Note 1.

Information concerning the Company’s reportable business segments and operations by geographic area for fiscal 2001, 2000, and 1999 for its continuing operations is as follows (dollars in millions):

	2001
	I&L	PS	Corp.	Total
Net Sales	$236.0	$165.6	—	$401.6
Operating Income(1)	40.3	40.0	(11.6)	68.7
Capital Expenditures	49.0	3.7	0.2	52.9
Depreciation and Amortization(2)	45.7	6.7	0.5	52.9
Total Assets	428.8	101.8	97.5	628.1

	2000
	I&L	PS	Corp.	Total
Net Sales	$220.0	$154.3	—	$374.3
Operating Income(1)	30.3	28.0	(15.9)	42.4
Capital Expenditures	39.3	3.2	0.1	42.6
Depreciation and Amortization(2)	44.2	6.6	0.6	51.4
Total Assets	381.8	101.8	61.8	545.4

	1999
	I&L	PS	Corp.	Total
Net Sales	$198.2	$161.3	—	$359.5
Operating Income(1)	23.7	33.3	(14.8)	42.2
Capital Expenditures	32.4	2.3	0.4	35.1
Depreciation and Amortization(2)	37.7	5.9	0.6	44.2
Total Assets	374.5	108.4	22.4	505.3

(1)	Operating Income excludes gain /(loss) on sales of assets, restructuring charges, equity in loss of affiliate and cumulative effect of a change in accounting principle.
(2)	Excludes amortization/write-off of deferred financing costs.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001	2000	1999
Geographic Area Data
Net Sales(3):
United States	$310.4	$293.7	$290.0
Europe	58.5	56.9	48.5
Other	32.7	23.7	21.0

Total	$401.6	$374.3	$359.5

Total Assets:
United States	$549.2	$465.9	$423.9
Europe	77.5	77.4	77.9
Other	1.6	2.1	3.5

Total	628.1	545.4	505.3
Discontinued operations	0.0	261.2	278.5

Consolidated	$628.1	$806.6	$783.8

(3)	Revenue is classified according to its country of destination (including exports to such areas).

Note 3—Acquisitions and Disposal of Assets

In April 2001, the Company acquired the collegiate copyright and print coursepack service, Campus Custom Publishing (CCP) for $2.3 million. The $3.4 million excess of the consideration given over the estimated fair value of net assets acquired has been recorded as goodwill.

In August 2001, the Company acquired Heritage Quest, the Salt Lake City-based genealogical information company, from Sierra On-Line, Inc. for $5.5 million. The $3.1 million excess of the consideration given over the estimated fair value of net assets acquired has been recorded as goodwill.

In November 2001, the Company acquired SoftLine Information, the Stamford, Connecticut-based producer of online databases for libraries and education institutions for $10.0 million. The $12.3 million excess of the consideration given over the estimated fair value of net assets acquired has been recorded as goodwill.

The fiscal 2001 sales of assets included:

	Proceeds	Loss on Sale
The sale of MotorcycleWorld.com	$100	$(2,312)

On October 31, 2001, the Company sold certain assets of MotorcycleWorld.com, Inc. (MCW), including MCW’s various domain names and web site content to Powersports Network, Inc.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fiscal 2000 sales of assets included:

	Proceeds	Gain on Sale
The sale of a portion of the Company’s investment in its affiliate bigchalk	1,156	867
The sale of the Company’s investment in an entity acquired by bigchalk in exchange for additional common stock of bigchalk	—	489
Additional proceeds related to the sale in 1999 of vacant land adjacent to one of the Company’s manufacturing operations	1,400	1,370

	$2,556	$2,726

The fiscal 1999 sales of assets included:

	Proceeds	Gain on Sale
The sale of a portion of the Company’s investment in its affiliate bigchalk	3,500	2,626
The sale of vacant land adjacent to one of the Company’s manufacturing operations	9,455	2,526

	$12,955	$5,152

Note 4—Restructuring

In December 1999, the Company approved a plan to separate its Mail and Messaging Technologies business, BHFS, and its Imaging business from its core information and publishing operations, and to restructure and consolidate its corporate headquarters and certain activities of its continuing operations. The plan was developed to enhance the Company’s operational focus and growth prospects and reduce its leverage. In connection with the implementation of this plan, the Company recorded a charge in continuing operations of $10,505 in fiscal 1999, of which $8,909 related to restructuring at the corporate headquarters and $1,198 and $400 related to personnel reductions at PS and I&L, respectively. The Company also recognized an additional charge of $26,260 related to discontinued operations in connection with this restructuring plan.

In fiscal 2000, the Company recorded additional restructuring charges related to the original plan adopted in 1999. In continuing operations, a charge of $5,196 was recognized in 2000. The Company also recognized additional charges of $7,393 in discontinued operations in 2000.

The plan to separate the Company’s Mail and Messaging Technologies, BHFS and Imaging businesses included restructuring the Company’s corporate staff. In 1999, a charge of $4,307 was recorded related to the planned severance of 69 corporate staff employees. The headquarters facility relocation resulted in a charge of $4,600 for costs related to estimated future obligations under a noncancellable lease for the facility.

The personnel reductions at PS affected the areas of micropublishing and various other support functions, and resulted in the planned termination of 51 employees and the recognition of a severance charge of $1,198. I&L restructured its operation into business units and, as a result, recorded a charge of $400 in connection with the termination of 2 support function employees.

In total, the fiscal 1999 restructuring provided for the separation of 122 employees (114 domestic employees and 8 international employees) of which approximately twenty percent (24) were management and eighty percent (98) were non-management employees.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2000, the Company continued to pursue its plan to divest its non-core businesses and to focus its resources on its PS and I&L businesses. In 2000, the Company incurred various legal, accounting and consulting fees related to the implementation of the restructuring plan and the separation of the businesses, and recorded a charge of $1,490. In late 2000, the Company entered into a sublease for its former headquarters facility and, as a result, reduced the accrual for loss on this noncancellable lease by $3,100. This reversal of the accrual is netted against a charge taken in 2000 by I&L for future costs related to noncancellable computer hardware leases (see further discussion below) in the table detailing the 2000 activity related to restructuring (below).

A charge of $1,159 was recorded at PS related to further consolidation of its microfilm businesses that resulted in the termination of 34 employees in various support functions. In addition, PS recorded a charge of $474 for the impairment of goodwill related to Microfilm Systems, which the Company acquired in 1998. This company provided microfilm publishing for a single customer. During 2000, PS determined it would no longer provide microfilm publishing to this customer, and the associated goodwill was deemed to be impaired.

The Company also recorded an additional charge of $279 related to the reorganization of the I&L segment into business units. This charge reflected the costs associated with the planned severance of 33 customer/technology support employees. I&L also recorded a charge of $4,500 for future costs related to noncancellable computer hardware leases. Such equipment was no longer needed as a result of the consolidation of certain of its computer systems.

The fiscal 2000 restructuring charge provided for the separation of a total of 72 employees (65 domestic employees and 7 international employees) of which approximately ten percent (7) were management and ninety percent (65) were non-management employees.

During fiscal 2001, all remaining employees included in the restructuring plan were terminated.

The details of the restructuring charges are as follows:

	Balance End of 2000	2001 Activity			Balance End of 2001
		Restruct. Charge	Utilized
			Cash	Noncash(1)
Continuing Operations
Severance	$1,980	$—	$(1,980)	$—	$—
Asset impairment costs	—	—	—	—	—
Obligations under various noncancellable leases	4,293	—	(4,293)	—	—

Continuing Operations	$6,273	—	(6,273)	—	—

Discontinued Operations
Severance	$327	$—	$(211)	$(116)	$—
Asset impairment costs	—	—	—	—	—
Obligations under various noncancellable leases	2,743	—	(31)	(2,712)	—

Discontinued Operations	3,070	—	(242)	(2,828)	—

Total Company	$9,343	—	$(6,515)	$(2,828)	$—

(1)	Non-cash charge is to eliminate restructuring reserve at discontinued operations which were sold during fiscal 2001.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Income Taxes

The earnings from continuing operations before income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle, on which income taxes were provided in fiscal 2001, 2000, and 1999 were:

	2001	2000	1999
United States	$43,568	$12,958	$27,498
Foreign	(2,181)	(1,360)	(814)

Earnings from continuing operations before income taxes, equity in loss of affiliate and cumulative effect of change in accounting principle	$41,387	$11,598	$26,684

The provision for income taxes in fiscal 2001, 2000, and 1999 included the following:

	2001	2000	1999
Current income tax expense (benefit):
United States	$10,475	$3,509	$6,912
State and local	803	649	1,858
Foreign	591	22	217

Current income tax expense	11,869	4,180	8,987

Deferred income tax expense (benefit):
United States	3,622	(83)	2,431
State and local	356	301	(455)
Foreign	(120)	241	(289)

Deferred income tax expense	3,858	459	1,687

Income tax expense	$15,727	$4,639	$10,674

The significant components of deferred income tax expense in fiscal 2001, 2000, and 1999 were as follows:

	2001	2000	1999
Deferred income tax expense (benefit), exclusive of components listed below	$(3,796)	$(1,626)	$(1,220)
Operating loss carryforwards	15,178	3,683	10,523
Tax credits	(7,524)	(1,598)	(7,616)

Deferred income tax expense	$3,858	$459	$1,687

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are primarily provided for temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The tax effects of the major temporary differences (for both continuing and discontinued operations) that gave rise to the deferred tax asset (liability) at the end of fiscal 2001 and 2000 were as follows:

	2001	2000
Deferred tax assets are attributable to:
Accrued expenses	$6,142	$4,878
Deferred compensation	13,889	8,054
Postretirement benefits	745	3,514
Accounts receivable	391	3,441
Deferred income	12,634	1,562
Inventory	—	7,158
Loss carryforwards	49,535	8,300
Tax credits	32,791	16,420
Other	3,662	—

Total gross deferred tax assets	119,789	53,327
Valuation allowance	(64,969)	(12,480)

Net deferred tax assets	54,820	40,847

Deferred tax liabilities are attributable to:
Property, plant and equipment	(10,593)	(9,052)
Intangibles	(8,946)	(14,281)
Inventory	(26)	—
Undistributed foreign earnings	—	(3,104)
Other	—	(4,181)

Total gross deferred tax liabilities	(19,565)	(30,618)

Net deferred tax asset	$35,255	$10,229

The change in the valuation allowance in 2001 related to increases in the Company’s equity loss of affiliate, net operating losses of certain foreign jurisdictions and a capital loss carryover where the future realization of deferred tax assets is not considered likely. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 29, 2001, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the Company’s effective rate for income taxes on the Company’s continuing operations and the statutory federal income tax rate in fiscal 2001, 2000, and 1999 were as follows:

	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	2.8	6.9	5.3
Foreign tax rate differential	3.0	7.5	.8
Amortization/write-off of intangibles	2.0	8.5	2.9
Benefit from foreign sales corporation	(2.4)	(8.1)	(10.8)
Other	(2.4)	(9.8)	6.8

Effective income tax rate	38.0%	40.0%	40.0%

At the end of fiscal 2001, the foreign net operating loss carryforwards were $6,306 and expire as follows: $904 in 2002, $3,776 in 2003, $82 in 2006 and $1,544 may be carried forward indefinitely.

In the United States, the Company’s current tax liability is the greater of its regular tax or alternative minimum tax (“AMT”). To the extent that AMT exceeds regular tax, the Company is entitled to an AMT credit. At the end of fiscal 2001, the Company has AMT credits of $16,211 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event that the regular tax exceeds the AMT.

Income taxes paid, net of refunds, for fiscal 2001, 2000, and 1999 were $2,516, $4,708 and $20,629, respectively.

Note 6—Discontinued Operations

In the first quarter of fiscal 2000, the Company adopted a plan to divest its Mail and Messaging Technologies (MMT) business in both the North American and international markets, BHFS, and the Imaging business. Accordingly, the operating results and net assets of these businesses have been segregated from the Company’s continuing operations. The Consolidated Statements of Operations separately reflect the earnings of these businesses, which includes an allocation of the Company’s interest expense based on average asset basis. The Consolidated Balance Sheets separately reflect the net assets of these businesses as a non-current asset.

Results from discontinued operations are shown in the tables below for the fiscal years indicated:

	Fifty-Two Weeks Ended December 29, 2001
	MMT NA & BHFS	Imaging	MMT Int’l	Total Disc. Ops.
Net sales	$259,618	$10,924	$29,542	$300,084
Earnings (loss) before restructuring charge, interest and income taxes	12,993	1,133	(893)	13,233

Earnings (loss) before interest and income taxes	$12,993	$1,133	$(893)	$13,233
Interest expense, net				(8,391)
Income tax expense				(1,840)

Earnings from discontinued operations				$3,002

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fifty-Two Weeks Ended December 30, 2000
	MMT NA & BHFS	Imaging	MMT Int’l	Total Disc. Ops.
Net sales	$358,597	$134,003	$83,518	$576,118
Earnings before restructuring charge, interest and income taxes	20,046	16,611	664	37,321
Restructuring charge	(1,879)	(2,347)	(3,168)	(7,394)

Earnings (loss) before interest and income taxes	$18,167	$14,264	$(2,504)	$29,927
Interest expense, net				(12,479)
Income tax expense				(6,979)

Earnings from discontinued operations				$10,469

	Fifty-Two Weeks Ended January 1, 2000
	MMT NA & BHFS	Imaging	MMT Int’l	Total Disc. Ops.
Net sales	$350,416	$173,987	$105,491	$629,894
Earnings before restructuring charge, interest and income taxes	22,534	20,701	8,521	51,756
Restructuring charge	(8,581)	(17,179)	(500)	(26,260)

Earnings before interest and income taxes	$13,953	$3,522	8,021	$25,496
Interest expense, net				(10,581)
Income tax expense				(12,184)

Earnings from discontinued operations				$2,731

In January 2000, the Company announced it would divest its disparate lines of business, namely the MMT, BHFS and the Imaging businesses. While the Company’s original plan was to establish and operate the MMT, BHFS and Imaging businesses as a single separate company, adverse changes in the credit and equity markets in the first half of fiscal 2000 caused management to revise the plan. The revised plan was to sell these businesses either together or separately, and to use the proceeds to reduce debt. In February 2001, the Company sold its Imaging business to Kodak for $135,000. In June 2001, the Company sold a majority of MMT’s foreign operations to Pitney Bowes for $51,000. In September 2001, the Company sold its North American MMT business and BHFS to Glencoe Capital for $145,000 less amounts retained by the buyer for proposed working capital adjustments. Included in the proceeds from Glencoe Capital is a seller-financing note in the amount of $21,750 million. This note has an 8½ year term, with an initial interest rate of 7.5%. Certain disincentives exist if the note is not paid off in 42 months, including warrants representing 3.5% of the new entity which detach after 42 months. The Company has assigned no value to these warrants, as the likelihood of them detaching is low.

Each of the sales agreements are subject to working capital adjustments. The Company is currently working through the working capital adjustments with each of the buyers. The Company believes it has adequately reserved for all anticipated working capital adjustments as of December 29, 2001.

Further, gains or losses resulted from the sale of each discontinued business, and were derived as follows:

	Imaging	MMT NA & BHFS	MMT International	Total
Purchase price	$135.0	$145.0	$51.0	$331.0
Net assets, reserves, and expenses	(62.4)	(213.6)	(51.0)	(327.0)

Gain/(loss) on sale	$72.6	$(68.6)	$—	$4.0

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Cumulative Effect of a Change in Accounting Principle

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). As a result of this pronouncement, the Company has modified its accounting for revenue from new on-line subscriptions in the I&L business, and from electronic parts catalog agreements in the PS business.

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

Under the new method of revenue recognition at PS, all electronic parts catalog content revenue is recognized over the term of the agreement using the straight-line method. Previously, the Company recognized revenue related to the content element of these agreements primarily upon delivery of the product to the customer, with a portion deferred and recognized on the straight-line basis over the initial agreement period. A liability of approximately $88,600 as of December 29, 2000 represents the amount due from customers in the future that had been monetized by the Company’s finance subsidiary prior to the revenue recognition change.

The cumulative effect of adopting these changes in accounting for revenue are reported as a cumulative effect of a change in accounting principle of $65,300 (net of a tax benefit of $38,500) as of the beginning of fiscal 2000. The effect of the changes in fiscal 2001 and 2000 was to reduce earnings from continuing operations by approximately $4,900 (or $0.20 per diluted share) and $8,000 (or $0.34 per diluted share), respectively. The pro-forma amounts shown below have been adjusted for the effect of retroactive application of the new revenue recognition methods and the related income taxes:

1999
Earnings from continuing operations	$6,388
Net earnings	$9,119

Net earnings per common share:
Basic:
Earnings from continuing operations	$0.27
Net earnings per common share	$0.39
Diluted:
Earnings from continuing operations	$0.27
Net earnings per common share	$0.38

As a result of the changes in the methods of accounting for revenue, approximately $114,800 in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $31.7 million and $44.3 million was recognized in 2001 and 2000, respectively and $38.8 million will be recognized in 2002 and future years.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Other Current Assets

Other current assets at the end of fiscal 2001 and 2000 consisted of the following:

	2001	2000
Short-term deferred tax asset	$19,167	$17,039
Prepaid royalties	6,614	6,175
Commissions	2,385	998
Other	5,117	5,899

Total	$33,283	$30,111

Note 9—Other Assets

Other assets at the end of fiscal 2001 and 2000 consisted of the following:

	2001	2000
Licenses	$10,939	$1,811
Purchased/developed software	33,995	27,490
Long-term deferred tax asset	35,653	23,808
Long-term commissions	5,277	6,106
Investment in bigchalk	—	3,374
Other	3,362	4,378

Total	$89,226	$66,967

Included in amortization expense is software amortization of $9,200, $9,137 and $5,686 for the years 2001, 2000, and 1999, respectively.

Note 10—Accrued Expenses

Accrued expenses at the end of fiscal 2001 and 2000 consisted of the following:

	2001	2000
Salaries and wages	$18,105	$17,140
Profit sharing	2,954	2,971
Reserve for buyer’s note and business sold	26,750	—
Accrued income taxes	11,365	4,091
Other	26,566	11,392

Total	$85,740	$35,594

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Debt and Lines of Credit

Debt at the end of fiscal 2001 and 2000 consisted of the following:

	2001	2000
Notes payable	$564	$15,568

Long-term debt:
Revolving credit agreement	$252,700	$497,600
Other long-term debt	374	4,687

Long-term debt	253,074	502,287
Less: current maturities	292	466

Long-term debt, less current maturities	$252,782	$501,821

The weighted average interest rate on short-term borrowings at the end of fiscal 2001 and 2000 was 5.75% and 7.76%, respectively.

Under the Company’s revolving credit agreement (“Credit Agreement”), the maximum amount available is currently $325,000. The initial $600,000 credit limit was reduced by $275,000 subsequent to the closing of the sale of the Company’s discontinued operations. The final maturity date of the Credit Agreement is December 31, 2003, with no principal payments due until December 31, 2002, at which time the maximum amount of the credit facility is reduced by $50,000. The interest rate on borrowings under the Credit Agreement is determined at the time of borrowing, and is based upon the Company’s leverage ratio. The interest rate in effect as of December 29, 2001 was (at the Company’s option), either LIBOR + 2.00% ($235,000 outstanding), or the prime rate + 1.00% ($17,700 outstanding at December 24, 2001). The Company utilizes swaps to hedge its exposure to interest rate risk on debt outstanding.

The Credit Agreement requires compliance with leverage, fixed charge and net worth covenants. The Company and its domestic operating subsidiaries are jointly and severally liable as guarantors under the Credit Agreement. The Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of the Company’s common stock.

A portion of the Company’s availability under its Credit Agreement has been utilized to issue letters of credit to support the Company’s various insurance coverages. At December 29, 2001, the total of the face amounts of the outstanding letters of credit was $2,929. The letters of credit renew either annually or automatically with the face amount adjusted based on the underlying insurance requirement. At the end of fiscal 2001, the Company had $69,300 of additional credit available under the Credit Agreement.

For the five years subsequent to 2001, annual maturities of long–term debt are: 2002—$292; 2003—$252,781; 2004—$1, 2005—$0, and 2006—$0.

Interest paid for continuing and discontinued operations in fiscal 2001, 2000, and 1999 was $49,053, $54,074, and $48,007, respectively.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 2001 were as follows:

2002	$13,297
2003	10,482
2004	9,258
2005	4,467
2006	3,388
Subsequent to 2006	4,478

Total	$45,370

Total rental expenses for fiscal 2001, 2000, and 1999 were $16,714, $21,798, and $17,887, respectively.

Note 13—Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Eligible employees of the Company’s domestic and Canadian operations who elect to do so participate in defined contribution profit–sharing retirement plans. The amounts charged to earnings for fiscal 2001, 2000, and 1999 were $3,121, $8,114, and $8,076, respectively.

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

The net cost (income) of pension and other postretirement benefit plans for fiscal 2001, 2000, and 1999 was as follows:

	Pension Benefits			Other Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$1,491	$3,217	$3,200	$39	$243	$262
Interest cost	4,305	6,009	5,738	137	1,301	1,148
Expected return on plan assets	(4,306)	(8,829)	(8,000)	—	—	—
Amortization of prior service cost	257	222	299	—	—	—
Recognized net actuarial (gain)/loss	82	(1,196)	(118)	26	392	461

Net pension and other postretirement benefit cost (income)	$1,829	$(577)	$1,119	$202	$1,936	$1,871

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of pension and other postretirement benefit plans at the end of fiscal 2001 and 2000 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
Change in Benefit Obligation
Benefit obligation, beginning of year	$95,626	$87,474	$16,624	$14,827
Service cost	1,491	3,217	39	243
Interest cost	4,305	6,009	137	1,301
Participant contributions	421	643	—	193
Effect of sold businesses(1)	(25,670)	(371)	(16,152)	—
Actuarial (gain)/loss	(4,094)	2,540	1,810	1,353
Benefits paid	(2,721)	(3,886)	(310)	(1,293)

Benefit obligation, end of year	$69,358	$95,626	$2,148	$16,624

Change in Plan Assets
Fair value, beginning of year	$88,323	$95,536	$—	$—
Actual return on plan assets (loss)	(6,501)	(6,105)	—	—
Participant contributions	421	643	—	193
Effect of sold businesses	(36,185)	—	—	—
Company contributions	2,128	2,136	310	1,100
Benefits paid	(2,721)	(3,886)	(310)	(1,293)

Fair value, end of year	$45,465	$88,324	$-	$-

Funded / (unfunded) status	$(23,878)	$(7,302)	$(2,148)	$(16,624)
Unrecognized net actuarial (gain)/loss	8,298	4,083	—	6,591
Unrecognized prior service cost	561	819	—	—

Prepaid (accrued) benefit cost	$(15,019)	$(2,400)	$(2,148)	$(10,033)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$4,537	$16,307	$—	$—
Accrued benefit liability	(19,556)	(18,707)	(2,148)	(10,033)

Net amount recognized	$(15,019)	$(2,400)	$(2,148)	$(10,033)

Weighted Average Assumptions as of End of Year
Discount rate	6.35%	6.75%	7.25%	8.25%
Expected return on plan assets	8.50%	9.50%	—	—
Rate of compensation increase	4.28%	4.50%	—	—
Rate of healthcare benefit cost increase(2)	—	—	10.00%	4.50%

(1)	The Mail and Messaging Technologies pension plan was transferred to the buyer at the date of sale.
(2)	The assumed rate of healthcare benefit cost increase remains at 10.00% through 2002, then decreases to 5.00% over ten years, by one-half percent each year.

For the Company’s unfunded supplemental pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2001 and 2000 were as follows:

	2001	2000
Projected benefit obligation	$19,571	$22,508
Accumulated benefit obligation	19,556	19,505

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects:

1% Increase
Benefit obligation, end of fiscal 2001	$119
Net postretirement benefit cost for fiscal 2001	$15

1% Decrease
Benefit obligation, end of fiscal 2001	$(113)
Net postretirement benefit cost for fiscal 2001	$(13)

1% Increase
Benefit obligation, end of fiscal 2000	$1,325
Net postretirement benefit cost for fiscal 2000	$139

1% Decrease
Benefit obligation, end of fiscal 2000	$(1,227)
Net postretirement benefit cost for fiscal 2000	$(127)

Note 14—Common Stock

The Company has 50,000 authorized shares of common stock, ($.001 par value per share), 24,546 shares issued and 24,096 outstanding as of December 29, 2001, and 24,078 shares issued and 23,622 shares outstanding as of December 30, 2000. The Company’s Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of its common stock (see Note 9).

Note 15—Stock Compensation Plans

Stock Option Plan

In fiscal 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”), under which 2,160 shares of common stock were reserved for issuance. In fiscal 1998, the Company increased the shares reserved for issuance under the Option Plan to 3,660. The Option Plan is administered by the Compensation Committee of the Board of Directors which has authority to determine which officers and key employees of the Company will be granted options. All options are granted at not less than the fair market value on the date of the grant.

Additionally, concurrent with the initial public equity offering, the Company granted options for 1,115 shares to certain senior executives (the “Senior Executive Grantees”), with a series of six option exercise prices (the first of which equaled the initial public equity offering price, with each subsequent exercise price set at 120% of the preceding exercise price). The term for these options was six years, with the options vesting in installments commencing after year three. In fiscal 1999, the unvested options set to expire in May 2000, were extended through May 2005. In fiscal 1999, options for 100 shares were granted to one of the Senior Executive Grantees, which have a six-year term and which vest after three years. In fiscal 2001, options for 406,250 shares were granted to one of the Senior Executive Grantees, which have a ten year term and vest after seven years, however, some or all of these options may vest after three years if certain stock price targets are exceeded.

Options may be granted to other officers and key employees of the Company (the “Key Executive Grantees”), selected by the Compensation Committee. At the end of fiscal 2001, the Company had options outstanding for 1,124 shares to the Key Executive Grantees. The term for these options is ten years, vesting in equal annual increments over either a three-year or a five-year period.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per the provisions of SFAS No. 123, the Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for the Option Plan, and accordingly, no compensation cost has been recognized. Had compensation cost for the Option Plan been determined based on the fair value of options granted (consistent with SFAS No. 123), the Company’s net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

	2001	2000	1999
Net earnings (loss):
As reported	$17,764	$(68,722)	$17,791
Pro forma	13,836	(71,740)	15,117

Basic earnings (loss) per share:
As reported	$0.75	$(2.91)	$0.75
Pro forma	0.58	(3.03)	0.64

Diluted earnings (loss) per share:
As reported	$0.73	$(2.91)	$0.75
Pro forma	0.58	(3.03)	0.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 41.03%; risk free interest rate of 4.86%; expected lives of 5 years; and no dividend yield.

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock option transactions for fiscal 1999, 2000 and 2001 is as follows:

	Senior Executive Grantees		Key Executive Grantees
	Shares (000s)	Weighted-Average Exercise Price	Shares (000s)	Weighted-Average Exercise Price
Balance at the end of fiscal 1998	1,365	$27.22	729	$25.55

1999:
Granted	382	34.58	355	32.80
Exercised	(318)	19.73	(114)	24.21
Forfeited/Cancelled	(262)	35.25	(56)	26.89

Options outstanding at the end of fiscal 1999	1,167	29.87	914	$28.45

Options exercisable at the end of fiscal 1999	470	$28.06	196	$25.43

Weighted average fair value of options granted during fiscal 1999	$7.43		$10.17

2000:
Granted	—	—	805	22.79
Exercised	—	—	(91)	16.38
Forfeited/Cancelled	—	—	(540)	18.29

Options outstanding at the end of fiscal 2000	1,167	29.87	1,088	23.91

Options exercisable at the end of fiscal 2000	801	$30.33	227	$26.39

Weighted average fair value of options granted during fiscal 2000	$—		$7.07

2001:
Granted	406	25.26	398	24.15
Exercised	(182)	20.39	(269)	24.46
Forfeited/Cancelled	(353)	32.91	(93)	28.13

Options outstanding at the end of fiscal 2001	1,038	25.65	1,124	23.21

Options exercisable at the end of fiscal 2001	508	$31.19	317	$24.12

Weighted average fair value of options granted during fiscal 2001	$4.06		$8.86

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides additional information with respect to stock options outstanding at the end of fiscal 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.01—$20.00	921	8.9	$18.18	170	$19.37
20.01—$25.00	353	9.3	22.88	29	22.62
25.01—$30.00	328	3.4	27.02	278	26.90
30.01—$35.00	424	5.2	32.57	213	32.27
35.01—$40.00	136	3.5	38.43	136	38.43

	2,162	6.5	$24.10	826	$28.47

Employee Stock Purchase Plan

In fiscal 1996, the Company’s Board of Directors adopted the Associate Stock Purchase Plan (the “ASPP”), whereby employees are afforded the opportunity to purchase shares in the Company, by authorizing the sale of up to 500 shares of common stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. Under SFAS No. 123, the ASPP is a non-compensatory plan.

Note 16—Foreign Currency Transactions

The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through February 2002, and are for an aggregate amount of $67,300 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts, however, such nonperformance is not anticipated.

Net foreign currency transaction gains (losses) for fiscal 2001, 2000, and 1999 of $(1,121), $193 and $184, respectively, have been included in the earnings of the respective periods.

Note 17—Contingent Liabilities

The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

A portion of the Company’s availability under its Credit Agreement has been utilized to issue letters of credit to support the Company’s various insurance coverages. At December 29, 2001, the total of the face amounts of the outstanding letters of credit was $2,929. The letters of credit renew either annually or automatically with the face amount adjusted based on the underlying insurance requirement.

Note 18—Related Party Transactions

The Company has made loans (the balance of which totaled $1,070 at the end of fiscal 2001) to certain key current and former executives in connection with their purchases of the Company’s common stock. Pursuant to the terms of such loans, the shares acquired are pledged as security. The following officers had loans outstanding

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the end of fiscal 2001: Joseph Reynolds ($305) and Todd Buchardt ($170). Each loan is evidenced by an installment note maturing five years from the date of the note and bearing interest at the Company’s marginal rate of borrowing. Interest and principal may be deferred until the maturity date.

The Company has made loans to certain key employees related to relocation expenses. As of the end of fiscal year 2001, Mark Trinske had an interest-free loan from the Company in the amount of $176. Mr. Trinske’s loan is due and payable on March 31, 2002.

Note 19—Investments in Affiliates

In December 1999, the Company combined its K-12 Internet business with the K-12 Internet business of Infonautics, Inc., to form bigchalk. bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, on-line community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. The Company’s equity in bigchalk’s loss equaled $13,374 in 2001. As a result of both venture capital financing and the exchange of the Company’s investment in an entity acquired by bigchalk for additional shares in bigchalk, the Company owns approximately 38.0% of bigchalk on a fully diluted basis. The carrying value of this investment was $0 at the end of fiscal 2001. The Company accounts for its investment in bigchalk on the equity method.

Summarized financial information of bigchalk for fiscal 2001 and 2000 is as follows:

Condensed Statement of Operations:

	2001	2000
Net sales	$28,152	$33,185
Gross profit	18,494	21,068
Loss before income taxes	(71,292)	(49,245)
Net loss	(70,574)	(45,966)

Condensed Statement of Financial Condition:

	2001	2000
Current assets	$28,985	$32,347
Non-current assets	18,852	70,193

Total assets	$47,837	$102,540

Current liabilities	$20,592	$26,343
Non-current liabilities	117,344	79,068
Stockholders’ deficit	(90,099)	(2,871)

Total liabilities and stockholders’ deficit	$47,837	$102,540

PROQUEST COMPANY AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Interim Financial Information (unaudited)

The following table presents the Company’s quarterly results of continuing operations for fiscal 2001 and fiscal 2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2001
Net Sales	$95,853	$100,743	$98,617	$106,415	$401,628
Gross profit	48,713	55,188	54,063	56,701	214,665
Gain /(loss) on sales of assets(1)	—	—	—	(2,312)	(2,312)
Equity in loss of affiliate	(5,471)	(6,101)	(1,802)	—	(13,374)
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$(410)	$219	$4,079	$8,398	$12,286

Earnings per basic share:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.01)	$0.01	$0.17	$0.35	$0.52

Earnings per diluted share:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.02)	$0.01	$0.17	$0.35	$0.51

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2000
Net Sales	$88,627	$94,257	$91,671	$99,746	$374,301
Gross profit	41,301	46,424	45,137	52,243	185,105
Gain /(loss) on sales of assets(1)	1,356	1,395	—	(25)	2,726
Restructuring charge(2)	—	(1,233)	(1,194)	(2,769)	(5,196)
Equity in earnings (loss) of affiliate	(3,721)	(5,051)	(5,573)	(6,503)	(20,848)
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$(3,140)	$(2,604)	$(3,562)	$(4,583)	$(13,889)

Earnings per basic share:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.13)	$(0.11)	$(0.15)	$(0.20)	$(0.59)

Earnings per diluted share:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.13)	$(0.11)	$(0.15)	$(0.20)	$(0.59)

(1)	See Note 3 to the Consolidated Financial Statements for a description of the Company’s gain/(loss) on sales of assets.
(2)	See Note 4 to the Consolidated Financial Statements for a description of the Company’s restructuring charge.

BIGCHALK.COM, INC. AND SUBSIDIARIES

Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(With Independent Auditors’ Report Thereon)

BIGCHALK.COM, INC. AND SUBSIDIARIES

Page
Independent Auditors’ Report	61

Consolidated Financial Statements:

Consolidated Balance Sheets, as of December 31, 2001 and 2000	62

Consolidated Statements of Operations, Years ended December 31, 2001, 2000, and 1999	63

Consolidated Statements of Equity (Deficit), Years ended December 31, 2001, 2000, and 1999	64

Consolidated Statements of Cash Flows, Years ended December 31, 2001, 2000, and 1999	65

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
bigchalk.com, inc.:

We have audited the accompanying consolidated balance sheets of bigchalk.com, inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bigchalk.com, inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois
March 22, 2002

BIGCHALK.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(dollars in thousands, except per share amounts)

ASSETS
	2001	2000
Current assets:
Cash and cash equivalents	$23,086	17,589
Accounts receivable, net of allowance of $207 and $65	4,354	11,714
Prepaid expenses and other current assets	1,545	3,044

Total current assets	28,985	32,347

Restricted investment	829	900
Property and equipment, net	6,919	10,846
Goodwill and other intangible assets, net	10,423	57,588
Other	681	859

Total assets	$47,837	102,540

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$1,837	5,195
Accrued expenses	1,653	2,686
Accrued royalties	1,316	1,302
Accrued facilities costs	1,053	—
Current portion of capital lease obligations	—	116
Deferred revenue	14,733	17,044

Total current liabilities	20,592	26,343

Long term deferred revenue	373	2,692
Long term accrued facilities costs	2,272	—
Capital lease obligations, less current portion	—	10
Deferred income taxes	152	870

Total liabilities	23,389	29,915

Series A Preferred Stock; $ 0.01 par value; 1,544,286 and 7,600,002 shares authorized; 1,544,286 and 7,600,002 shares issued and outstanding at December 31, 2001 and 2000 (aggregate liquidation preferences of $16,916 at December 31, 2001 and aggregate redemption value of $17,511, including accrued dividends, at December 31, 2003)	13,088	55,256

Series A-2 Preferred Stock; $ 0.01 par value; 6,055,716 and 7,600,002 shares authorized; 6,055,716 and -0- shares issued and outstanding at December 31, 2001 and 2000 (aggregate liquidation preferences of $66,331 at December 31, 2001 and aggregate redemption value of $68,672, including accrued dividends, at December 31, 2003)	51,291	—

Series B Preferred Stock; $ 0.01 par value; 20,000,000 shares authorized; 14,302,423 and 6,676,846 shares issued and outstanding at December 31, 2001 and 2000 (aggregate liquidation preferences of $66,584 at December 31, 2001 and aggregate redemption value of $70,213, including accrued dividends, at December 31, 2003)	50,168	20,240
Deficit:
Undesignated Preferred Stock; $0.01 par value; 20,000,000 shares authorized; -0- shares issued and outstanding at December 31, 2001 and 2000	—	—
Common Stock; $0.01 par value; 100,000,000 shares authorized; 16,816,620 and 16,816,620 shares issued and outstanding at December 31, 2001 and 2000	168	168
Additional paid-in capital	26,273	42,927
Accumulated deficit	(116,540)	(45,966)

Total deficit	(90,099)	(2,871)

Total liabilities and deficit	$47,837	102,540

See accompanying notes to consolidated financial statements.

BIGCHALK.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2001, 2000, and 1999
(dollars in thousands, except per share amounts)

	2001	2000	1999
Sales	$28,152	33,185	14,701
Cost of sales	9,658	12,117	6,461

Gross profit	18,494	21,068	8,240

Operating expenses:
Sales and marketing	16,824	25,265	7,866
Product development	3,633	3,067	1,761
Information and technology	9,958	15,553	774
General and administrative	4,731	9,163	2,621

Loss before interest, taxes, depreciation and amortization, closure of facilities, impairment charges and loss on disposal of fixed assets	(16,652)	(31,980)	(4,782)
Charges for closure of facilities	3,675	—	—
Impairment charge for goodwill and other intangible assets	30,282	—	—
Depreciation and amortization	21,350	18,401	657
Loss on disposal of fixed assets	355	—	—

Operating loss	(72,314)	(50,381)	(5,439)
Interest income (expense), net	1,022	1,136	(30)

Loss before income taxes	(71,292)	(49,245)	(5,469)
Income tax benefit	718	3,279	—

Net loss	(70,574)	(45,966)	(5,469)
Dividends on and accretion of Series A Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock	(16,654)	(2,407)	—

Net loss available to common shareholders	$(87,228)	(48,373)	(5,469)

Basic and diluted loss per share	$(5.19)	(2.95)	(0.36)
Weighted-average common shares outstanding	16,816,620	16,423,042	15,000,000

See accompanying notes to consolidated financial statements.

BIGCHALK.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Years ended December 31, 2001, 2000, and 1999
(dollars in thousands)

	Undesignated Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Members’ interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	—	$—	—	$—	—	—	(6,148)	(6,148)
Net loss	—	—	—	—	—	—	(5,469)	(5,469)
Contributions from ProQuest, net	—	—	—	—	—	—	2,252	2,252
Issuance of members’ interests	—	—	—	—	—	—	43,500	43,500
Due from member for members’ interest	—	—	—	—	—	—	(15,000)	(15,000)
Common Stock subscribed	—	—	—	—	—	—	50	50

Balance at December 31, 1999	—	—	—	—	—	—	19,185	19,185
Receipt of amount due from member for members’ interests	—	—	—	—	—	—	15,000	15,000
Exchange of members’ interests for Common Stock	—	—	15,000,000	150	33,985	—	(34,135)	—
Issuance of Common Stock	—	—	1,816,620	18	10,721	—	(50)	10,689
Issuance of stock options and warrants in Common Stock	—	—	—	—	469	—	—	469
Issuance of stock options in Common Stock to non-employee	—	—	—	—	159	—	—	159
Dividends earned on convertible, redeemable Series A Preferred Stock	—	—	—	—	(2,032)	—	—	(2,032)
Adjustment to accrete convertible, redeemable Series A Preferred Stock to redemption value by December 31, 2003	—	—	—	—	(268)	—	—	(268)
Dividends earned on convertible, redeemable Series B Preferred Stock	—	—	—	—	(23)	—	—	(23)
Adjustment to accrete convertible, redeemable Series B Preferred Stock to redemption value by December 31, 2003	—	—	—	—	(84)	—	—	(84)
Net loss	—	—	—	—	—	(45,966)	—	(45,966)

Balance at December 31, 2000	—	$—	16,816,620	$168	42,927	(45,966)	—	(2,871)
Dividends earned on convertible, redeemable Series A Preferred Stock	—	—	—	—	(474)	—	—	(474)
Adjustment to accrete convertible, redeemable Series A Preferred Stock to redemption value by December 31, 2003	—	—	—	—	(2,536)	—	—	(2,536)
Dividends earned on convertible, redeemable Series A-2 Preferred Stock	—	—	—	—	(940)	—	—	(940)
Adjustment to accrete convertible, redeemable Series A-2 Preferred Stock to redemption value by December 31, 2003	—	—	—	—	(5,176)	—	—	(5,176)
Dividends earned on convertible, redeemable Series B Preferred Stock	—	—	—	—	(1,556)	—	—	(1,556)
Adjustment to accrete convertible, redeemable Series B Preferred Stock to redemption value by December 31, 2003	—	—	—	—	(5,972)	—	—	(5,972)
Net loss	—	—	—	—	—	(70,574)	—	(70,574)

Balance at December 31, 2001	—	$—	16,816,620	$168	26,273	(116,540)	—	(90,099)

See accompanying notes to consolidated financial statements.

BIGCHALK.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000, and 1999
(dollars in thousands)
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(70,574)	(45,966)	(5,469)
Adjustments to reconcile net loss to net cash flows from operating activities:
Charges for closure of facilities	3,675	—	—
Impairment charge for goodwill and other intangible assets	30,282	—	—
Depreciation and amortization	21,350	18,401	657
Loss on disposal of fixed assets	355	—	—
Provision for doubtful accounts	285	305	—
Non-cash compensation expense	—	159	—
Deferred income taxes	(718)	(3,279)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,075	(4,574)	14
Prepaid expenses and other current assets	1,499	(1,368)	(768)
Restricted investment	71	(900)	—
Other non-current assets	178	(856)	—
Accounts payable	(3,358)	1,304	736
Accrued expenses and royalties	(1,019)	1,346	53
Due to members	—	(2,970)	2,970
Deferred revenue	(4,630)	1,140	629

Net cash flows used in operating activities	(15,529)	(37,258)	(1,178)

Cash flows from investing activities:
Deposit for acquisition	—	—	(1,000)
Acquisition of businesses, less cash acquired	—	(23,286)	(5,000)
Capital expenditures, net of minor disposals	(1,277)	(11,298)	10
Purchases of marketable securities	(13,305)	—	—
Maturities of marketable securities	13,305	—	—
Proceeds from sale of fixed assets	32	—	—
Issuance of note receivable	—	(240)	—

Net cash flows used in investing activities	(1,245)	(34,824)	(5,990)

Cash flows from financing activities:
Contributions from ProQuest, net	—	—	2,252
Proceeds from issuance of members’ interests	—	—	5,000
Proceeds from Common Stock subscribed	—	—	50
Principal payments on capital lease obligations	(126)	(304)	—
Receipt of amount due from member for members’ interests	—	15,000	—
Proceeds from issuance of Series A Preferred Stock and Series B Preferred Stock, net of issuance costs	22,397	73,089	—
Proceeds from issuance of Common Stock	—	1,752	—

Net cash flows provided by financing activities	22,271	89,537	7,302

Net increase in cash and cash equivalents	5,497	17,455	134
Cash and cash equivalents at beginning of year	17,589	134	—

Cash and cash equivalents at end of year	$23,086	17,589	134

See accompanying notes to consolidated financial statements.

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000
(dollars in thousands, except share and per share amounts)

(1)    Description and Formation of Business

bigchalk.com, inc., including its subsidiaries, (the “Company”) is a leading online learning destination in the kindergarten through twelfth grade (“K-12”) domestic educational market, which includes teachers, administrators, students, and parents of students of public and private schools (the “K-12 Market”) and publicly-owned and government-funded libraries (the “Public Library Market”). The Company provides a portfolio of products and services, including: research and reference services consisting of an extensive collection of published material; standards correlation services for educational resources; standards-based curriculum solutions; and professional development services for teachers. The Company currently operates in one segment.

On September 30, 1999, ProQuest Information and Learning Company (formerly known as Bell & Howell Information and Learning Company) (“ProQuest”) and Tucows Inc. (formerly known as Infonautics, Inc.) (“Tucows”) (collectively, the “Members”) entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) that provided for the formation and capitalization of BHW/INFO/EDCO.COM, LLC (“LLC”) under the Delaware Limited Liability Company Act. On December 15, 1999, ProQuest contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market, $5,000 in cash, and an obligation to pay $15,000 in cash on January 3, 2000 in exchange for an equity investment in LLC. On that same date, Tucows contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market and Public Library Market in exchange for an equity investment in LLC, $5,000 in cash, and the right to receive $15,000 in cash on January 3, 2000. Subsequent to the contributions, the equity interests owned by ProQuest and Tucows were approximately 73% and 27%, respectively. On January 10, 2000, pursuant to the Certificate of Conversion, the LLC Agreement was terminated and the LLC was converted to bigchalk.com, inc., a Delaware corporation.

For financial reporting purposes, the above transactions have been accounted for as if the Company is a successor to the contributed ProQuest business. The Tucows contribution has been accounted for as a purchase business combination, and accordingly, the assets acquired and liabilities assumed from Tucows have been reflected in these financial statements at fair value as of the contribution date.

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

On June 29, 2001, the Company amended and restated its Certificate of Incorporation. The Second Amended and Restated Certificate of Incorporation provides for the authorization of 100,000,000 shares of Common Stock, 1,544,286 shares of Series A Preferred Stock, 6,055,716 shares of Series A-2 Preferred Stock, 20,000,000 shares of Series B Preferred Stock, and 20,000,000 shares of Undesignated Preferred Stock.

(2)    Summary of Significant Accounting Policies

(a)  Basis of Presentation

The consolidated financial statements have been prepared as if the Company operated as a stand-alone entity prior to December 15, 1999. Accordingly, for periods prior to December 15, 1999, certain expenses

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflected in the consolidated financial statements include allocations from ProQuest. These allocations take into consideration related business volume, personnel, or other appropriate bases, and generally include administrative expenses related to general management, information management, and other services provided to the Company by ProQuest. The allocations of expenses are based on ProQuest’s assessment of actual expenses incurred by the Company and are reasonable in the opinion of ProQuest’s management.

The financial information for periods prior to December 15, 1999 may not necessarily reflect the financial position, results of operations, or cash flows of the Company in the future, or what the financial position, results of operations, or cash flows of the Company would have been if it had been a separate, stand-alone corporation during such periods.

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of MediaSeek Technologies, Inc. (“MediaSeek”) and HomeworkCentral.com, Inc. (“HomeworkCentral”), the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

(e)  Restricted Investment

Restricted investments represent certificates of deposit that are security for letters of credit for leases of the Company’s office space in Berwyn, Pennsylvania and New York, New York.

(f)  Marketable Securities

Management determines the appropriate classification of marketable debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

(g)  Revenue/Commission Expense Recognition

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

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)  Contributions from (Distributions to) ProQuest

Prior to December 15, 1999, ProQuest provided funding for working capital. The Company participated in Bell & Howell Company’s cash management system, and accordingly, all cash generated from and cash required to support the Company’s operations was deposited and received through ProQuest’s cash accounts. The amounts represented by the caption “Contributions from ProQuest, net” in the Company’s consolidated statements of cash flows and equity (deficit) represent the net effect of all cash transactions between the Company and ProQuest. No interest expense has been charged on such activity. The average balance of the member’s deficit was $7,079 for the period from January 1, 1999 to December 15, 1999.

(i)  Income Taxes

The consolidated financial statements of the Company have been prepared assuming the Company was a limited liability company prior to December 15, 1999. On December 15, 1999, the Company was formed as a limited liability company in the state of Delaware. As such, the net loss of the Company for the period from December 16, 1999 to December 31, 1999 was reportable in the members’ tax returns. As discussed in note 1, on January 10, 2000, the Company converted from a limited liability company to a C corporation. Accordingly, prior to January 10, 2000, the consolidated financial statements contain no provision or benefit and no assets or liabilities for Federal or state income taxes as the net loss recorded prior to January 10, 2000 was reported in the members’ tax returns.

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

(j)  Basic and Diluted Loss per Share

The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Under the provisions of SFAS 128, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. All share and per share data have been retroactively adjusted to January 1, 1999 to reflect the incorporation of the Company as described in note 1 as if all shares were outstanding for the periods presented.

The Company has equity securities that may have had a dilutive effect on earnings per share had the Company generated income during the years ended December 31, 2001 and 2000. There were no equity securities that could have had a dilutive effect on earnings per share for the year ended December 31, 1999. Shares issuable from securities that could potentially dilute earnings per share in the future that were not included in the computation of loss per share because their effect was anti-dilutive were as follows:

	Years ended December 31,
	2001	2000
Common stock options	3,217,006	2,651,256
Common stock warrants	61,432	61,432
Convertible preferred stock	23,751,804	14,276,848

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k)  Financial Instruments

The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts receivable, note receivable, restricted investment, accounts payable, accrued expenses, and capital lease obligations, approximate the fair values of such items based on their short maturities.

(l)  Property and Equipment

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

(m)  Computer Software and Web-site Development Costs

The Company has adopted the provisions of Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force Issue No. 00-2 (“EITF 00-2”), Accounting for Web-site Development Costs. During 2001 and 2000, the Company capitalized costs incurred to purchase and install computer software in accordance with SOP 98-1. In addition, during 2000, the Company capitalized costs associated with acquiring and developing technology to operate its website in accordance with EITF 00-2. The Company has recorded these capitalized costs as property and equipment in the accompanying consolidated balance sheet.

All costs incurred by the Company in the planning stage for the development of its web-site and costs incurred in operating its web-site were expensed.

(n)  Intangible Assets

Intangible assets consist of the values assigned to customer lists, technology, workforce, tradename, license agreements, and non-compete agreements in connection with purchase business combinations. Intangible assets also include goodwill, which represents the excess of purchase price over fair value of net assets acquired for such transactions. Goodwill is amortized on a straight-line basis over five years. Other intangible assets are amortized over their estimated useful lives, which range from two to five years, on a straight-line basis. When events and circumstances so indicate, the Company assesses the recoverability of intangible assets by comparing the carrying amount of the asset balances to undiscounted future net operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows expected to be generated by the asset using a discount rate reflecting the Company’s average cost of funds and other available information. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

(o)  Stock-based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees (“Opinion No. 25”), in recognizing compensation costs associated with its stock option plan. Under Opinion No. 25, compensation is measured as the difference between the stock option exercise price and the estimated fair value of the stock at the measurement date. The measurement date is the first date on which both the number of shares subject to the option and the option exercise price are known. As required by SFAS No. 123, the Company provides pro forma net loss information as if compensation had been measured under the fair value based method defined in SFAS No. 123. Under that method, compensation is measured by the fair value of the stock option. Under both SFAS No. 123 and Opinion No. 25, compensation is recognized using straight-line and accelerated methods over the periods in which an employee renders service to the Company, generally the vesting period.

(p)  Retirement Savings Plan

On February 1, 2000, the Company established the bigchalk.com Retirement Savings Plan (“Retirement Savings Plan”) which covers substantially all full-time employees. Participants may make tax-deferred contributions up to 20% of annual compensation (subject to limitations specified by the Internal Revenue Code). The Retirement Savings Plan provides for an annual Company match dollar for dollar up to $1 after the employee has achieved one year of service. During 2001 and 2000, the Company contributed $210 and $161, respectively, to the Retirement Savings Plan on behalf of employees of the Company.

(q)  Advertising Costs

Advertising costs are recognized as incurred. During 2001 and 2000, advertising expense totaled $391 and $811, respectively.

(r)  Supplemental Cash Flow Information

In connection with the sale of the Series B Preferred Stock, holders of Series A Preferred Stock who also invested in Series B Preferred Stock exchanged their Series A Preferred Stock for Series A-2 Preferred Stock. A total of 6,055,716 shares of Series A Preferred Stock were exchanged for shares of Series A-2 Preferred Stock.

During 2000, the Company’s investing activities included the following non-cash transactions: (1) the Company acquired equipment when it purchased MediaSeek and assumed a lease obligation totaling $97 to acquire this equipment, (2) the purchase price for HomeworkCentral included 1,516,622 shares of Common Stock valued at $9,096, and (3) the Company acquired equipment totaling $101 by incurring a lease obligation.

During 1999, the Company’s investing activities included a non-cash transaction whereby the Company acquired equipment totaling $217 by incurring a lease obligation.

The Company paid interest of $10, $40, and $3, for 2001, 2000, and 1999, respectively.

    (s)  Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform to the current year presentation.

(3)    Business Combinations

As described in note 1, on December 15, 1999, Tucows contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market and the Public Library Market to the Company, in exchange for $5,055 in cash, the right to receive $15,000 in cash, and an interest valued at $23,500.

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

Purchase price	$(43,555)
Long-term assets acquired	1,599
Long-term liabilities assumed	(1,867)
Working capital	(7,033)
Other intangible assets	20,799
Goodwill	30,057

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

The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

Purchase price	$(8,004)
Long-term assets acquired	126
Long-term liabilities assumed	(39)
Deferred income taxes	(1,563)
Working capital	(45)
Other intangible assets	4,597
Goodwill	4,928

On April 1, 2000, the Company and HomeworkCentral completed an Agreement and Plan of Reorganization whereby the Company acquired all of the issued and outstanding shares of HomeworkCentral pursuant to a purchase business combination. The shareholders of HomeworkCentral had the option to receive either cash or shares of the Company’s Common Stock. Aggregate consideration was $11,472, comprised of $1,907 in cash, 1,516,622 shares of Common Stock valued at $9,096, and 122,506 Common Stock options valued at $150 and 61,432 Common Stock warrants valued at $319.

In connection with the acquisition of HomeworkCentral, employee stock options for HomeworkCentral common stock were exchanged for 122,506 of stock options for the Company’s Common Stock. The exchange of these options occurred in the same ratio as the exchange of HomeworkCentral stock for the Company’s Common Stock and the exercise prices of these options were adjusted to reflect the change in the number of options held by each employee as a result of the exchange.

Also in connection with the acquisition of HomeworkCentral, warrants to purchase shares of HomeworkCentral common stock were exchanged for 61,432 warrants to purchase shares of the Company’s Common Stock. The exchange of these warrants occurred in the same ratio as the exchange of

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HomeworkCentral stock for the Company’s Common Stock and the price at which these warrants were exercisable was adjusted reflect the change in the number of warrants outstanding as a result of the exchange. At December 31, 2001, the Company had outstanding warrants to purchase 61,432 shares of the Company’s Common Stock at an exercise price of $8.79 per share, to be reduced upon certain conditions in the issuance of Common Stock. The warrants are exercisable at any time and expire on dates ranging from October 1, 2004 to December 22, 2004.

The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

Purchase price	$(11,472)
Long-term assets acquired	329
Deferred income taxes	(2,586)
Working capital	132
Other intangible assets	6,466
Goodwill	7,131

(4)    Property and Equipment

Property and equipment consisted of the following at December 31:

	2001	2000
Equipment	$5,584	4,919
Equipment under capital lease	—	326
Furniture and fixtures	1,326	1,329
Leasehold improvements	2,378	2,885
Software	2,542	2,241
Web-site development costs	1,594	1,594

	13,424	13,294
Less accumulated depreciation and amortization	(6,505)	(2,448)

	$6,919	10,846

(5)    Impairment of Goodwill and Other Intangible Assets

During the year ended December 31, 2001, certain events and changes in circumstances caused the Company to conduct a review of the carrying value of its goodwill and intangible assets. These events included: (1) the consolidation and integration of the operations of HomeworkCentral and MediaSeek with the Company’s core K-12 business, (2) workforce reductions, initiated in May 2001, and (3) changes in the business climate, which have generated the valuation declines of dot com companies. Certain intangibles were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets and other available information. Accordingly, actual results could vary significantly from such estimates.

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill and certain intangible assets acquired in the purchase of Tucows, HomeworkCentral, and MediaSeek were determined to be impaired. The resulting impairment charge totaled $30,282 and was reported as a component of operating expenses.

A summary of the asset impairment charge is outlined as follows:

Impairment charge
Goodwill	$25,486
Customer list	2,611
Technology	1,164
Workforce	552
Tradename	450
Non-compete agreements	19

$30,282

(6)    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following at December 31:

	2001	2000	Estimated useful life
Customer list	$16,429	19,040	3-5 years
Technology	6,545	7,709	3-4 years
Workforce	2,014	2,625	4-5 years
Tradename	792	1,242	5 years
License agreements	—	1,023	2 years
Non-compete agreements	204	223	3 years
Goodwill	—	42,116	5 years

	25,984	73,978
Less accumulated amortization	(15,561)	(16,390)

	$10,423	57,588

(7)    Lease Obligations

The Company leases its facilities and certain equipment under non-cancelable operating leases expiring at varying dates through June 2008. Rent expense was approximately $2,078, $1,639, and $504, for the years ended December 31, 2001, 2000, and 1999.

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum lease payments as of December 31, 2001 are as follows:

Operating leases
2002	$2,376
2003	1,985
2004	1,899
2005	1,615
2006	1,497
Thereafter	2,101

Total future minimum lease payments	$11,473

During 2000, the Company moved its primary office space to a new facility. In 2001, the Company entered into sublease arrangements for its previous office spaces expiring at varying dates through March 2005. Minimum lease payments to be received under non-cancelable subleases as of December 31, 2001 are as follows:

2002	$324
2003	314
2004	300
2005	75

Total future minimum lease payments to be received	$1,013

The Company recorded a charge of $3,675 related to the reduction and consolidation of office space. The charge includes the write-off of leasehold improvements of $350 and the ongoing lease obligations and related expenses of the unoccupied office space, net of estimated sublease income, of $3,325. The accrued liability at December 31, 2001, will be reduced as the Company makes lease payments in excess of sublease income and may be adjusted in future periods when additional information regarding subleases is available.

(8)    Income Taxes

No provision for Federal or state income taxes was recorded prior to January 10, 2000, as such liability (benefit) was the responsibility of the Company’s members, rather than of the Company. As a result of the Company’s change from a limited liability company to a C corporation on January 10, 2000, the Company recorded initial deferred income taxes of $4,687 to reflect the establishment of deferred tax assets and liabilities. The provision for income taxes for the year then ended relates to the period subsequent to January 10, 2000.

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following:

	Year ended December 31,
	2001	2000
Current taxes:
Federal	$—	—
State	—	—

Total	—	—

Deferred taxes:
Federal	(718)	(2,541)
State	—	(738)

Total	(718)	(3,279)

Provision for income taxes	$(718)	(3,279)

Deferred taxes assets (liabilities) are comprised of the following at December 31:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$21,515	12,711
Accrued facilities costs	1,470	—
Deferred revenue and accrued expenses	1,053	1,343

Subtotal	24,038	14,054
Less valuation allowance	(22,312)	(8,166)

Net deferred tax assets	1,726	5,888

Deferred tax liabilities:
Intangible assets	(1,010)	(6,002)
Capitalized software costs and accrued expenses	(868)	(756)

Subtotal	(1,878)	(6,758)

Net deferred income taxes	$(152)	(870)

The reconciliation of the expected income tax benefit using the Federal statutory rate of 34% for the year ended December 31, 2001 and 2000 to the Company’s income tax expense is as follows:

	2001	2000
Federal income tax benefit at statutory rate	(34.00)%	(34.00)%
State income tax benefit, net of Federal taxes	(2.94)	(3.25)
Permanent differences	16.15	5.81
Establishment of deferred tax liabilities upon conversion to C corporation	—	8.12
Increase in valuation allowance	19.85	16.64
Other	(0.07)	0.02

Total	(1.01)%	(6.66)%

The Company has Federal net operating loss carryforwards aggregating approximately $54,000 as of December 31, 2001, which can potentially be carried forward twenty years and will expire at various dates

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through 2021. Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforward is limited following a greater-than-50% change in ownership within a three year period. Due to the Company’s prior equity transactions, the Company’s net operating loss carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the Federal long-term tax-exempt rate. Any unused limitation can be carried forward to future years for the balance of the net operating loss carryforward period. The Company has state net operating loss carryforwards aggregating approximately $52,000 as of December 31, 2001, which can potentially be carried forward for up to twenty years. The majority of the state net operating loss carryforwards relate to Pennsylvania which are subject to an annual utilization limitation of $2,000.

During the years ended December 31, 2001 and 2000, the valuation allowance increased by $14,146 and $8,166, respectively.

Although realization of the gross deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized after considering the reversal of the deferred tax liabilities.

(9)    Redeemable Preferred Stock

On January 10, 2000, the Company completed the sale of 7,600,002 shares of Series A Preferred Stock for proceeds of $53,200. On December 20, 2000, the Company completed the sale of 6,676,846 shares of Series B Preferred Stock for proceeds of $20,231. On February 28, 2001, the Company completed the sale of 7,625,577 shares of Series B Preferred Stock for proceeds of $23,105. In connection with the sale of the Series B Preferred Stock, holders of Series A Preferred Stock who also invested in Series B Preferred Stock exchanged their Series A Preferred Stock for Series A-2 Preferred Stock. A total of 6,055,716 shares of Series A Preferred Stock were exchanged for shares of Series A-2 Preferred Stock.

As described in the Second Amended and Restated Certificates of Incorporation, each share of Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock (collectively, “Preferred Stock”) is convertible at the shareholder’s option into such number of shares of Common Stock as determined by the Series A Conversion Price, the Series A-2 Conversion Price, and the Series B Conversion Price (collectively, “Conversion Prices”), respectively, as defined in the Second Amended and Restated Certificates of Incorporation (1.24-for-one, 1.24-for-one and one-for-one, for Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock, respectively, at December 31, 2001). The Company reserved 23,751,804 shares of its Common Stock to provide for the conversion of such Preferred Stock. Upon the closing of a qualified public offering of the Company’s Common Stock, the Preferred Stock will automatically convert to a number of shares of Common Stock as determined by the Conversion Prices.

Beginning January 1, 2002, the holders of Preferred Stock shall be entitled to receive cumulative dividends of 6% per annum of the original issue price of $7.00 per share for Series A and Series A-2 Preferred Stock and of the original issue price of $3.03 per share for the Series B Preferred Stock, payable in preference and priority to payment of dividends on common stock. The holders of Preferred Stock shall also be entitled to receive, when and if declared, dividends in the same amount per share as would be payable on the number of shares of Common Stock into which the Preferred Stock is then convertible.

At the earliest of: (1) the redemption of the Series A Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock; (2) the consummation of the sale of securities in the Corporation’s initial public offering of securities; or (3) a liquidation, dissolution or winding up of the Corporation, any accrued and unpaid dividends shall be paid to the holders of record of outstanding shares of Series A Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock.

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After December 31, 2003, and at the request of the holders of a majority of the outstanding shares of preferred stock, the Company will redeem all of the outstanding shares of Series A Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock for $10.50, $10.50, and $4.545 per share, respectively, plus accrued and unpaid dividends. The Company is accreting the value of the redemption feature over the period from the issuance through December 31, 2003.

Upon the liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock shall be first entitled, before any distribution or payment to holders of common stock, to a minimum amount of $10.50, $10.50, and $4.545 per share, respectively, plus accrued and unpaid dividends. As of December 31, 2001, the holders of Series A Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock would be entitled to a minimum aggregate amount of $16,916, $66,331, and $66,584, respectively, in the event of a liquidation.

(10)    Equity Instruments

On January 10, 2000, the Company’s Board of Directors adopted the bigchalk.com, inc. 2000 Stock Plan (the 2000 Plan), covering employees, directors, and unaffiliated consultants. On July 30, 2001, the Company’s Board of Directors adopted the bigchalk.com, inc. 2001 Stock Plan (the 2001 Plan), covering employees, directors, and unaffiliated consultants. Stock options are granted at an exercise price equal to the stock’s fair value on the date of grant. All stock options have a contractual life of ten years and generally vest ratably over a period of four years; however, certain options vested in part immediately upon grant and ratably over a period of three years. The Company has reserved 3,000,000 shares of common stock for issuance under both the 2000 Plan and the 2001 Plan.

Stock option transactions consisted of the following:

	2001		2000
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year
Balance at January 10, 2000	2,651,256	$5.87	—	$—
Granted	1,286,500	3.14	2,968,750	6.00
Granted in connection with HomeworkCentral acquisition	—	—	122,506	3.19
Exercised	—	—	(100)	6.00
Cancelled	(720,750)	6.00	(439,900)	6.00

Outstanding at end of year	3,217,006	4.76	2,651,256	$5.87

Weighted-average fair value of options granted		$0.53		$1.17

Options exercisable at end of year	891,881		516,491

The weighted-average contractual life of options outstanding at December 31, 2001 and 2000 is 8.4 years and 9.6 years. The exercise prices for options outstanding at December 31, 2001 that were granted in connection with the HomeworkCentral acquisition range from $.59 to $9.88. The exercise prices for all other options outstanding at December 31, 2001 are either $3.03 or $6.00.

The Company applies Opinion No. 25 in accounting for the Plan and, accordingly, no compensation expense has been recognized as the exercise price of all grants equaled the fair value of the underlying stock on the

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of grant. The pro forma impact of recognizing the fair value of granted options as expense is as follows for the years ended December 31, 2001 and 2000:

	2001	2000
Net loss to common stockholders:
As reported	$(87,228)	(48,373)
Pro forma	(87,799)	(49,443)

Loss per common share:
As reported	$(5.19)	(2.95)
Pro forma	(5.22)	(3.01)

For purposes of calculating pro forma compensation expense, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions for fiscal 2001 and 2000: nominal volatility; risk free interest rate of 4.65% and 6.00%; no dividend yield; and expected life of 4 years and 2.6 years.

During 2000, the Company granted 37,500 stock options in Common Stock with an exercise price of $6.00 per share to a consultant and recorded the related compensation expense of $159 in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. At December 31, 2000, all of these options are exerciseable and are outstanding.

(11)    Related-party Transactions

The Company enters into various transactions with two of its significant shareholders, ProQuest and Tucows.

The Company sells ProQuest’s products and pays royalties to ProQuest based on a percentage of revenue. The amounts paid to ProQuest are recorded as costs of sales in the accompanying consolidated statements of operations and amounted to $3,287 and $5,927 in fiscal 2001 and 2000, respectively. At December 31, 2001 and 2000, the Company was obligated to ProQuest for $449 and $2,343, respectively. These amounts were included in accounts payable and accrued expenses at December 31, 2001 and 2000 in the accompanying consolidated balance sheets.

Tucows sells the Company’s products and pays royalties to the Company based on a percentage of revenue. The amounts received from Tucows are recorded as sales in the accompanying consolidated statements of operations and amounted to $2,027 and $3,472 in 2001 and 2000, respectively. At December 31, 2001 and 2000, Tucows was obligated to the Company for $293 and $655, respectively. This amount is included in accounts receivable in the accompanying consolidated balance sheet.

(12)    Commitments and Contingencies

The Company is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, no such actions are known to have a material adverse impact on the financial position of the Company.

The Company has entered into contracts with several partners to provide content for the Company’s portfolio of products and services. Under these contracts, the Company is obligated to make minimum payments for license fees of $2,229, $2,409, and $1,910 in 2002, 2003, and 2004, respectively. In addition,

BIGCHALK.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the terms of most of these contracts, the Company is required to pay royalties based on various units of measure related to the content provided the Company.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Part III

Item 10.     Directors and Executive Officers of the Registrant.

Information regarding Directors and Executive Officers of the Registrant is included at the end of Part I of this report under the caption “Executive Officers and Directors.”

Item 11.     Executive Compensation.

The information required by this Item will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002 (under the captions “Compensation of Directors”, “Executive Compensation”, “Supplemental Retirement Plan”, and “Compensation Committee Interlocks and Insider Participation”), and is hereby incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will be set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002 (under the captions “Security Ownership of Certain Beneficial Owners and Management”, and “Information Relating to Directors and Executive Officers”), and is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions.

Information regarding Related Party Transactions is included in Note 18 to the financial statements contained in Item 8 of this report. The remaining information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002 (under the caption “Shareholders Agreement”), and is hereby incorporated by reference.

Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. (i)  Financial statements:

The following consolidated financial statements of ProQuest Company are included in Part II, Item 8, Financial Statements and Supplementary Data (pages 29-58)

Independent Auditors’ Report
Consolidated Statements of Operations—Fiscal Years 2001, 2000, and 1999

Consolidated Balance Sheets—At the end of Fiscal Years 2001 and 2000

Consolidated Statements of Cash Flows—Fiscal Years 2001, 2000, and 1999

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Loss)—Fiscal Years 2001, 2000, and 1999

Notes to Consolidated Financial Statements

(ii) Financial statements:

The consolidated financial statements of bigchalk.com, inc. are included in this Annual Report on Form 10K. (See Note 19 to the Consolidated Financial Statements for summarized financials of bigchalk.com, inc.)

2.  Financial statement schedules filed as a part of this report:

Financial Statement Schedules are omitted as the required information is either inapplicable, immaterial, or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

3.  Exhibits and Financial Statement Schedules

(a)  Exhibits.

Exhibit No.	Description
*2.1
Purchase and Sale Agreement by and between the Company and BH Acquisition, Inc., dated September 20, 2001, is incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2001.

*2.2
Purchase and Sale Agreement, dated April 18, 2001, by and among the Company, Bell & Howell UK Holdings Limited, Bell & Howell Mail and Messaging Technologies Company, Pitney Bowes Inc., and Pitney Bowes International Holdings, Inc., is incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2001.

3.1	Form of Amended and Restated Certificate of Incorporation of ProQuest Company
*3.2
By-laws of ProQuest Company (f/k/a Bell & Howell Operating Company) are incorporated herein by reference to Exhibit 4.2 to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 333-48425.

*10.1
Amended and Restated Profit Sharing Retirement Plan is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s (f/k/a Bell & Howell Operating Company) Registration Statement on Form S-1, as amended, Registration No. 33-63556

*10.2	Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit 10.4 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556
*10.3	Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556
*10.4	Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556

Exhibit No.	Description
*10.5	Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992
*10.6	Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556
*10.7
Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-59994

*10.8
Registration Rights Agreement dated as of May 10, 1988 by and among Bell & Howell Group, Inc. and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556

*10.10
Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988, as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992

*10.11
Receivables Purchase Agreement dated May 1, 1996, between Bell & Howell Financial Services Company and the First National Bank of Chicago, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-59994

10.11A
Revolving Credit Agreement, dated as of September 22, 1997, among Bell & Howell Operating Company, the Lenders listed therein, and Bankers Trust Company incorporated herein by reference to Exhibit 10.11 to Bell & Howell Operating Company’s Registration Statement on Form S-4, as amended, Registration No. 333-36401.

*10.12
Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 33-99982

*10.13	Bell & Howell Company 1995 Stock Option Plan, as amended, is incorporated
*10.14
Bell & Howell Company 1995 Non-Employee Director’s Stock Option Compensation Plan, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 333-93099

10.15	Sixth Amendment to the Revolving Credit Agreement, dated as of September 22, 1997, among Bell & Howell Operating Company, the Lenders listed therein, and Bankers Trust Company
21.1	Subsidiaries of ProQuest Company
23.1	Consent of KPMG LLP
23.2	Consent of KPMG LLP

*	As previously filed

4.  Reports on Form 8-K

A Current Report on Form 8-K was filed on October 12, 2001, reporting the sale of the Company’s Mail and Messaging Technologies business, its Scanners business and its financing services business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 29, 2002

PROQUEST COMPANY

By:	/s/ JAMES P. ROEMER James P. Roemer Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. ROEMER James P. Roemer	Chairman and Chief Executive Officer	March 29, 2002

/s/ ALAN ALDWORTH Alan Aldworth	President, Chief Operating Officer and Chief Financial Officer	March 29, 2002

/s/ TODD W. BUCHARDT Todd W. Buchardt	General Counsel and Secretary	March 29, 2002

/s/ DAVID BONDERMAN David Bonderman	Director	March 29, 2002

/s/ DAVID G. BROWN David G. Brown	Director	March 29, 2002

/s/ WILLIAM E. OBERNDORF William E. Oberndorf	Director	March 29, 2002

/s/ GARY L. ROUBOS Gary L. Roubos	Director	March 29, 2002

/s/ JOHN H. SCULLY John H. Scully	Director	March 29, 2002

/s/ WILLIAM J. WHITE William J. White	Director	March 29, 2002