Form 10-Q
period 2002-03-30
PROQUEST CO
filed 2002-05-14
CIK 215219

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                            Commission file number
   March 30, 2002                                       1-3246

                                ProQuest Company
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    36-3580106
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

300 North Zeeb Road, Ann Arbor, Michigan                     48103-1553
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code (734) 761-4700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                              -

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of May 6, 2002 was 24,260,893.

                        TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                           PAGE
------   ---------------------                                           ----
  Item 1.  Consolidated Financial Statements

            Consolidated Statements of Operations for
             the Thirteen Weeks Ended March 30, 2002 and
             March 31, 2001..........................................      3

            Consolidated Balance Sheets as of
             March 30, 2002 and December 29, 2001....................      4

            Consolidated Statements of Cash Flows for
             the Thirteen Weeks Ended March 30, 2002 and
             March 31, 2001..........................................      5

            Notes to the Consolidated Financial
             Statements..............................................      6

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................................     16

  Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk........................................     22


PART II. OTHER INFORMATION
-------  -----------------

  Item 1.  Legal Proceedings.........................................     23

  Item 6.  Exhibits and Reports on Form 8-K..........................     23


SIGNATURE PAGE.......................................................     24

                        ProQuest Company and Subsidiaries
                      Consolidated Statements of Operations
         For the Thirteen Weeks Ended March 30, 2002 and March 31, 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                          2002         2001
                                                                       ---------     ---------
Net sales ..........................................................   $ 102,752     $  95,853
Cost of sales ......................................................     (47,750)      (47,140)
Research and development expense ...................................      (4,956)       (5,082)
Selling and administrative expense .................................     (29,528)      (29,390)
                                                                       ---------     ---------
Earnings from continuing operations before interest, income taxes, equity in loss of affiliate, discontinued operations and
  cumulative effect of a change in accounting principle ............      20,518        14,241

Net interest expense:
 Interest income ...................................................         572           110
 Interest expense ..................................................      (7,738)       (6,188)
                                                                       ---------     ---------
Net interest expense ...............................................      (7,166)       (6,078)

Earnings from continuing operations before income taxes, equity in loss of affiliate, discontinued operations and cumulative
 effect of a change in accounting principle ........................      13,352         8,163

Income tax expense .................................................      (5,074)       (3,265)
Equity in loss of affiliate ........................................           -        (5,471)
                                                                       ---------     ---------
Earnings/(loss) from continuing operations before discontinued
 operations and cumulative effect of a change in accounting
 principle .........................................................       8,278          (573)

Earnings from discontinued operations, net of tax ..................           -         2,217
Gain on sale of discontinued operations, net (less applicable
 income taxes of $0 and $29,056, respectively) .....................           -        43,583
Cumulative effect of a change in accounting principle, net (less
 applicable income taxes of $3,023) ................................      (4,933)            -
                                                                       ---------     ---------
Net earnings .......................................................   $   3,345     $  45,227
                                                                       =========     =========
Net earnings per common share:
Basic:
Earnings from continuing operations before discontinued operations
 and cumulative effect of a change in accounting principle .........        0.34         (0.02)
Earnings from discontinued operations ..............................           -          0.09
Gain from sale of discontinued operations ..........................           -          1.85
Cumulative effect of a change in accounting principle ..............       (0.20)            -

Diluted:
Earnings from continuing operations before discontinued operations
 and cumulative effect of a change in accounting principle .........        0.34         (0.02)
Earnings from discontinued operations ..............................                      0.09
Gain from sale of discontinued operations ..........................                      1.84
Cumulative effect of a change in accounting principle ..............       (0.20)            -

Average number of common shares and equivalents outstanding:
Basic ..............................................................      24,130        23,622
Diluted ............................................................      24,666        23,670

         The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        ProQuest Company and Subsidiaries
                           Consolidated Balance Sheets
                   As of March 30, 2002 and December 29, 2001
                                 (In thousands)
                                   (Unaudited)

                                  Assets
                                  ------
                                                              2002            2001
                                                            ---------       ---------
Current assets:
Cash and cash equivalents ...............................   $   1,644       $     495
Accounts receivable, net.................................      78,032          89,726
Inventory ...............................................       4,443           4,441
Other current assets ....................................      38,154          33,283
                                                            ---------       ---------
Total current assets ....................................     122,273         127,945

Property, plant, equipment and product masters...........     458,959         446,872
Accumulated depreciation ................................    (304,076)       (292,843)
                                                            ---------       ---------
Net property, plant, equipment and product masters ......     154,883         154,029

Long-term receivables ...................................      24,692          23,200
Intangibles, net of accumulated amortization.............       7,887          18,220
Goodwill ................................................     228,169         222,701
Other assets ............................................      89,017          79,838
                                                            ---------       ---------
Total assets ............................................   $ 626,921       $ 625,933
                                                            =========       =========

                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:
Notes payable ...........................................   $       -       $     564
Current maturities of long-term debt ....................      10,599             292
Accounts payable ........................................      36,754          40,469
Accrued expenses ........................................      69,159          85,740
Current portion of long-term deferred income ............      26,656          26,124
Deferred income .........................................     101,537         114,739
                                                            ---------       ---------
Total current liabilities ...............................     244,705         267,928

Long-term liabilities:
Long-term debt, less current maturities..................     275,000         252,782
Long-term deferred income, less current portion .........      56,286          59,933
Other liabilities .......................................      88,806          90,362
                                                            ---------       ---------
Total long-term liabilities .............................     420,092         403,077

Shareholders' equity (deficit):
Common stock, $.001 par value, 24,669 shares issued
 and 24,219 shares outstanding at March 30, 2002,
 and 24,546 shares issued and 24,096 shares outstanding
 at December 29, 2001 ...................................          24              24
Capital surplus .........................................     171,473         169,050
Notes receivable from executives ........................        (683)         (1,071)
Retained earnings (accumulated deficit) .................    (192,506)       (195,851)
Treasury stock ..........................................     (11,529)        (11,335)
Other comprehensive income (loss):
 Accumulated foreign currency translation adjustment.....         541           1,001
 Unrealized loss from derivatives........................      (5,196)         (6,890)
                                                            ---------       ---------
Accumulated other comprehensive loss ....................      (4,655)         (5,889)
                                                            ---------       ---------
Total shareholders' equity (deficit) ....................     (37,876)        (45,072)
                                                            ---------       ---------
Total liabilities and shareholders' equity ..............   $ 626,921       $ 625,933
                                                            =========       =========

 The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        ProQuest Company and Subsidiaries
                      Consolidated Statements of Cash Flows
         For the Thirteen Weeks Ended March 30, 2002 and March 31, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                                                   Thirteen Weeks
                                                                                                        Ended
                                                                                               ------------------------

                                                                                                 2002            2001
                                                                                               ---------      ---------
Operating Activities:
Earnings/(loss) from continuing operations before discontinued operations and
  cumulative effect of a change in accounting principle ..................................     $   8,278      $    (573)

Adjustments to reconcile net earnings/(loss) to net cash provided by (used in)
  operating activities:
Equity in loss of affiliate ..............................................................             -          5,471
Depreciation and amortization ............................................................        12,117         13,715
Deferred taxes ...........................................................................         4,745          3,521

Changes in operating assets and liabilities:
Accounts receivable ......................................................................        10,170         25,217
Inventory ................................................................................             9            429
Other assets .............................................................................        (4,592)        (8,874)
Long-term receivables, net ...............................................................        (1,002)           319
Accounts payable .........................................................................        (3,678)        (4,900)
Accrued expenses .........................................................................       (16,315)       (17,152)
Deferred income and other long-term liabilities ..........................................       (22,285)       (20,517)
Other, net ...............................................................................        (2,440)         3,816
                                                                                               ---------      ---------
Net cash provided by (used in) continuing operations .....................................       (14,993)           472

Investing activities:
Expenditures for property, plant, equipment and product masters ..........................       (15,588)       (12,503)
Acquisitions, net of cash acquired .......................................................        (2,617)       (10,000)
Proceeds from sale of discontinued operations ............................................             -        135,000
                                                                                               ---------      ---------
Net cash provided by (used in) investing activities ......................................       (18,205)       112,497

Financing activities:
Net decrease in short-term debt ..........................................................          (498)       (11,702)
Proceeds from long-term debt .............................................................        32,600         10,614
Repayment of long-term debt ..............................................................           (75)      (103,604)
Proceeds from sales of common stock, net .................................................         2,423            100
                                                                                               ---------      ---------
Net cash provided by (used in) financing activities ......................................        34,450       (104,592)

Net cash used by discontinued operations .................................................             -         (6,129)
Effect of exchange rate changes on cash ..................................................          (103)         1,460
                                                                                               ---------      ---------
Increase in cash and cash equivalents ....................................................         1,149          3,708

Cash and cash equivalents, beginning of period ...........................................           495         10,610
                                                                                               ---------      ---------
Cash and cash equivalents, end of period .................................................         1,644         14,318
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

                        ProQuest Company and Subsidiaries

                 Notes to the Consolidated Financial Statements

           (Dollars and shares in thousands, except per share amounts)

                                   (Unaudited)

Note 1 - Basis of Presentation

         The consolidated financial statements include the accounts of ProQuest Company and its subsidiaries (collectively the "Company") and are unaudited.

         As permitted under the Securities and Exchange Commission ("SEC") requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2001 consolidated financial statements have been made to conform to the 2002 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's annual report for the fiscal year ended December 29, 2001.

         In the first quarter of fiscal 2000, the Company adopted a plan to divest its Mail and Messaging Technologies and Imaging businesses and its financing subsidiary. During 2001, the Company completed the divestitures. Accordingly, in 2001, the operating results and net assets of these businesses have been segregated from the Company's continuing operations.

Note 2 - Significant Accounting Policies

     Accounts Receivable. Accounts receivable are stated net of the allowance
     -------------------
for doubtful accounts which was $1,511 and $1,353 at March 30, 2002 and December 29, 2001, respectively.

     Inventory. Inventory costs include material, labor and overhead.
     ---------
Inventories are stated at the lower of cost (determined using the first-in, first-out ("FIFO") method) or market.

     The components of inventory are shown in the table below as of the dates indicated:

                                              For the Fiscal Quarter Ended
                                              ----------------------------
                                               March 30,     December 29,
                                                 2002           2001
                                              ----------     ----------
     Finished products .....................   $  1,575        $ 1,821
     Products in process and materials .....      2,868          2,620
                                               --------        -------
     Total inventory .......................   $  4,443        $ 4,441
                                               ========        =======

     Property, Plant, Equipment and Product Masters. Property, plant, equipment
     ----------------------------------------------
and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for Information and Learning ("I&L") product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers' information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters. The carrying value of the product masters at March 30, 2002 is $115,701 (net of $210,013 of depreciation) and at December 29, 2001 is $104,701 (net of $202,514 of depreciation).

     Intangible Assets. Intangible assets are identified and accounted for apart
     -----------------
from goodwill if they arise from either contractual or other legal rights or are separable, at their fair values. Intangible assets with estimable useful lives are amortized to their estimated residual values over those estimated useful lives. Intangible assets with indefinite useful lives are tested for impairment annually in lieu of being amortized. The estimated useful lives of intangible assets, including the determination of whether the life is indefinite, is reevaluated annually.

     Derivative Financial Instruments and Hedging Activities. All derivative
     --------------------------------------------------------
instruments are recognized as assets or liabilities in the balance sheet and measured at fair value.

     For the first quarter of fiscal 2002, there were no net gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges. Approximately $6,987 of net derivative losses included in other comprehensive income at March 30, 2002 will be reclassified into earnings within twelve months from that date.

     The following table summarizes the net activities in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the first quarter of fiscal 2002:

     Balance as of December 29, 2001....................        $ (6,890)
     Net losses reclassified into net earnings..........           2,596
     Year-to-date net unrealized gain on derivatives....             406
     Income tax expense related to items of other                 (1,308)
       comprehensive income.............................        --------

     Total, net of tax..................................        $ (5,196)
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

                                                        Thirteen Weeks Ended
                                                        --------------------
                                                        March 30,  March 31,
                                                         2002        2001
                                                        ------    -------
     Basic...........................................   24,130     23,622
     Dilutive effect of stock options................      536         48
                                                        ------    -------
     Diluted.........................................   24,666     23,670
                                                        ======    =======

Diluted Earnings / (Loss) Per Common Share from Continuing Operations before
 Equity in Loss of Affiliate and Cumulative Effect of a Change in Accounting
 Principle:

Earnings from continuing operations before equity
 in loss of affiliate, discontinued operations and
 cumulative effect of a change in accounting
 principle........................................... $  0.34    $  0.21
Equity in loss of affiliate..........................       -      (0.23)
                                                      -------    -------
Earnings / (loss) from continuing operations before
 discontinued operations and cumulative effect of a
 change in accounting principle...................... $  0.34    $ (0.02)
                                                      =======    =======

Note 3 - Discontinued Operations

     In the first quarter of fiscal 2000, the Company adopted a plan to divest its Mail and Messaging Technologies (MMT) and Imaging businesses and its financing subsidiary (BHFS).

Accordingly, the operating results and net assets of these businesses have been segregated from the Company's continuing operations. The Consolidated Statements of Operations separately reflect the earnings of these businesses, which include an allocation of the Company's interest expense. The Company completed the divestiture of all discontinued operations in 2001. In February 2001, the Company sold its Imaging business to Eastman Kodak.

Further, the gain resulting from the sale of the Imaging business was derived as follows:

     Purchase price .......................................   $135,000
     Net assets, reserves, and expenses ...................    (62,361)
                                                              --------
     Gain on sale .........................................   $ 72,639
     Income tax expense ...................................    (29,056)
                                                              --------
     Gain on sale of discontinued operation, net of tax ...   $ 43,583
                                                              ========

     Results from discontinued operations are shown in the tables below for the period indicated:

                                         Thirteen Weeks Ended March 31, 2001
                                     -------------------------------------------
                                      MMT N.A                           Total
                                      & BHFS     Imaging  MMT Intl.   Disc. Ops.
                                     --------   --------- ---------  -----------
     Net sales ....................  $ 84,859   $ 10,882  $ 19,779   $ 115,520
                                     ========   ========  ========   =========
     Earnings before interest and
       taxes.......................     5,135        894       166       6,195
                                     ========   ========  ========
     Interest expense .............                                     (2,500)
     Income tax expense ...........                                     (1,478)
                                                                     ---------
     Earnings from discontinued
      operations ..................                                  $   2,217
                                                                     =========

Note 4 - Cumulative Effect of a Change in Accounting Principle

     In the first quarter of fiscal 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Under the transitional provisions of SFAS No. 142, the Company recorded an impairment loss on intangible assets associated with its ProQuest Business Solutions ("PBS") reporting unit of $4,933 (net of tax benefit of $3,023), in the first quarter of 2002. The impairment loss has been recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations for the thirteen weeks ended March 30, 2002. (Note 8)

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of this pronouncement, the Company has modified its accounting for revenue from new on-line subscriptions in the I&L business, and from electronic parts catalog agreements in the PBS business.

     As a result of the changes in the methods of accounting for revenue, approximately $114,800 in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $6,586 and $8,452 was recognized in the first fiscal quarters of 2002 and 2001, respectively.

Note 5 - Comprehensive Income

     Comprehensive earnings or losses include all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners.

     Comprehensive income is shown in the table below for the periods indicated:

                                                            Thirteen Weeks Ended
                                                            --------------------
                                                            March 30, March 31,
                                                              2002      2001
                                                            --------  --------

Net earnings (loss) ......................................     3,345    45,227

Other comprehensive income (loss):
Net unrealized gain / (loss) on derivative instruments ...     1,694    (6,594)

Foreign currency translation adjustments .................      (460)      767
                                                             -------  --------
Comprehensive income .....................................   $ 4,579  $ 39,400
                                                             =======  ========

     The foreign currency translation adjustments and net gain / (loss) on derivative instruments do not impact the Company's income tax expense.

Note 6 - Segment Reporting

         Information concerning the Company's reportable business segments for the first fiscal quarter of 2002 and 2001:

                                                         2002
                                        ----------------------------------------

                                           I&L        PBS      Corp.      Total
                                        --------   --------  --------   --------
   Net Sales .......................... $ 60,226   $ 42,526  $      -   $102,752

   Earnings from continuing operations
     before interest and taxes (1).....   12,799     10,805    (3,086)    20,518

   Capital Expenditures................   14,789        606       193     15,588

   Depreciation and Amortization (2)...   10,607      1,487        23     12,117

   Total Assets........................  438,168     95,470    93,283    626,921

                                                          2001
                                        ----------------------------------------

                                           I&L        PBS      Corp.      Total
                                        --------   --------  --------   --------
   Net Sales .......................... $ 55,914   $ 39,939  $      -   $ 95,853

   Earnings from continuing operations
     before interest and taxes (1).....    9,004      8,538    (3,301)    14,241

   Capital Expenditures................   11,027      1,476         -     12,503

   Depreciation and Amortization (2)...   11,509      1,997       209     13,715

   Total Assets........................  428,858    104,283    92,792    625,933

(1) Excludes equity in loss of affiliate, discontinued operations and cumulative effect of a change in accounting principle.
(2)  Excludes amortization / write-off of deferred financing costs.

Note 7 - Investments in Affiliates

     The Company owns approximately 38% of bigchalk.com, inc. ("bigchalk") on a fully-diluted basis. bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration and professional development for teachers, librarians and school administrators in the kindergarten through twelfth grade educational community. The Company accounts for its investment in bigchalk on the equity method and the carrying value of this investment was $0 at March 30, 2002.

 Summarized financial information of bigchalk is as follows:

Condensed Statement of Operations:

                                                         Thirteen Weeks
                                                             Ended
                                                    ------------------------
                                                     March 30,     March 31,
                                                       2002          2001
                                                    ---------     ----------
   Net sales .............................          $ 6,927        $ 7,134
   Gross profit ..........................            4,692          4,775
   Loss before income taxes ..............           (2,760)       (11,534)
   Net loss ..............................           (2,608)       (11,343)

Condensed Statement of Financial Condition:

                                                       March 30,   December 29,
                                                         2002          2001
                                                       ---------     --------
      Current assets ........................         $  25,341     $  28,985
      Non-current assets ....................            16,110        18,852
                                                      ---------     ---------
      Total assets ..........................         $  41,451     $  47,837
                                                      =========     =========

      Current liabilities ...................         $  16,278     $  20,592
      Non-current liabilities ...............           122,559       117,344
      Stockholders' deficit .................           (97,386)      (90,099)
                                                      ---------     ---------
      Total liabilities
      and stockholders' deficit .............         $  41,451     $  47,837
                                                      =========     =========


Note 8 - Goodwill and Other Intangible Assets

     In the first quarter of fiscal 2002, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. As a result of adopting SFAS No. 142, we ceased amortization of goodwill, which is expected to result in an increase in net income of approximately $7.7 million for the year ending December 28, 2002, and performed the first step of the required two-step goodwill impairment test. The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value. If the carrying value is higher than the fair value, there is an indication that an impairment may exist; if the carrying value is less than the fair value, no indication of impairment exists and the second step does not need to be completed. If there is an indication of impairment, the second step of the impairment test requires us to allocate the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. During the first step of the impairment test, no indication of impairment was evident, as determined utilizing various evaluation techniques including discounted cash flow and the Guideline Company Method. Therefore we did not need to complete the second step, and no impairment for goodwill was recorded for the initial adoption of SFAS 142. Under the transitional provisions of SFAS No. 142, the Company recorded an impairment loss on intangible assets associated with its Business Solutions reporting unit of $4,933, net of tax benefit of $3,023, in the first quarter. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations for the thirteen weeks ended March 30, 2002.

          The following sets forth a reconciliation of net income and earnings per share information for the thirteen weeks ended March 30, 2002 and March 31, 2001 adjusted for the non-amortization provisions for SFAS No. 142:

                                                         Thirteen Weeks
                                                              Ended
                                                     ----------------------
                                                     March 30,    March 31,
                                                        2002         2001
                                                     ---------    ---------
   Earnings/(loss) from continuing operations
      before discontinued operations and
      cumulative effect of a change in
      accounting principle......................     $   8,278    $    (573)
   Earnings from discontinued operations, net of
      tax.......................................             -        2,217
   Gain on sale of discontinued operations......             -       43,583
   Cumulative effect of a change in accounting
      principle.................................        (4,933)           -
   Add back:  Goodwill amortization, net
      of tax ...................................             -        1,192
                                                     ---------    ---------

   Adjusted net income..........................     $   3,345    $  46,419
                                                     =========    =========


                                                         Thirteen Weeks
                                                             Ended
                                                     ----------------------
                                                     March 30,    March 31,
                                                       2002         2001
                                                     ---------    ---------
Basic earnings per share:
  As reported                                         $0.14         $(0.02)
  Goodwill amortization                                   -           0.05
                                                      -----         ------
  Adjusted                                            $0.14         $ 0.03
                                                      =====         ======

Diluted earnings per share:
  As reported                                         $0.14         $(0.02)
  Goodwill amortization                                   -           0.05
                                                      -----         ------
  Adjusted                                            $0.14         $ 0.03
                                                      =====         ======

Item 2.
------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

     This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the "Company") and the notes thereto included in the annual report for the year ended December 29, 2001.


Safe Harbor for Forward-looking Statements
------------------------------------------

     Except for the historical information and discussions contained herein, statements contained in this release may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risks, unexpected merger-related effects, business execution risk, risk of new competitors, any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the education and library markets, the availability of free or advertising-supported research information on the Internet, including effects of and rate of acceptance of internet-based solutions, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in the Company's filings with the SEC, including without limitation, our Annual Report on Form 10-K for fiscal 2001. These factors may cause our actual results to differ from any forward-looking statement. We are under no obligation to update or revise any of these forward-looking statements.

Results of Operations
---------------------

     The following table sets forth continuing operations financial data excluding nonrecurring items which consist of equity in loss of affiliate, discontinued operations and cumulative effect of a change in accounting principle and its related tax impact:

                                                     Thirteen Weeks Ended
                                                     (dollars in millions)
                                         ---------------------------------------------
                                         March 30,     % of      March 31,      % of
                                           2002        sales       2001         sales
                                         ---------    -------    ---------     -------
         Net sales ....................  $   102.8     100.0%    $    95.9      100.0%
           Cost of sales...............       47.8      46.5%         47.1       49.1%
                                         ---------    -------    ---------     -------
         Gross profit..................       55.0      53.5%         48.8       50.9%
         Less:
           Research and development....        5.0       4.9%          5.1        5.3%
           Selling and administrative..       29.5      28.7%         29.5       30.8%
                                         ---------    -------    ---------     -------
         Earnings from continuing
           operations before interest
           and taxes...................       20.5      19.9%         14.2       14.8%
         Less:
            Net interest expense.......        7.2       7.0%          6.1        6.4%
            Income tax expense.........        5.0       4.9%          3.2        3.3%
                                         ---------    -------    ---------     -------
         Earnings from continuing
           operations(1)...............        8.3       8.1%          4.9        5.1%
                                         =========    =======    =========     =======

(1) Excludes equity in loss of affiliate, gain on sale of discontinued operations, earnings from discontinued operations and cumulative effect of a change in accounting principle.

First Quarter of Fiscal 2002 Compared to First Quarter of Fiscal 2001
---------------------------------------------------------------------

Net sales.

                                                        Thirteen Weeks
                                                            Ended
                                                   ------------------------
                                                   March 30,      March 31,
                                                     2002           2001
                                                   ---------      ---------
     I&L ..............................            $   60.3       $   55.9
     PBS ..............................                42.5           40.0
                                                   --------       --------
     Total ............................            $  102.8       $   95.9
                                                   ========       ========

      The Company's net sales from continuing operations increased $6.9 million, or 7.2%, to $102.8 million in the first quarter of 2002.

      Net sales of I&L increased $4.4 million, or 7.9%, to $60.3 million primarily as a result of a 15.4% increase in sales of electronic products. The growth in electronic products is demonstrated by the growth of the "annualized online subscription contract value". Annualized online subscription contract value is the projected 12-month revenue from all outstanding online subscription contracts. The total annualized online subscription value was $90.4 million and $79.4 million at first quarter end 2002 and 2001, respectively, an increase of 13.9%.


      Net sales of PBS increased $2.5 million, or 6.3%, to $42.5 million in the first quarter of 2002. This increase is primarily due to continued strong sales of automotive electronic parts catalogs, which grew 8.1%. There was also an increase in revenue related to dealer management systems as well as Alison new product offerings, partially offset by a decrease in sales at Media Solutions.

Cost of Sales.

                                                        Thirteen Weeks
                                                            Ended
                                                   ------------------------
                                                   March 30,      March 31,
                                                     2002           2001
                                                   ---------      ---------
     I&L ..............................            $   32.1       $   31.3
     PBS ..............................                15.7           15.8
                                                   --------       --------
     Total ............................            $   47.8       $   47.1
                                                   ========       ========

      The Company's cost of sales increased $0.7 million to $47.8 million in the first quarter of 2002, with the gross profit (net sales less cost of sales) percentage increasing by 2.7 percentage points to 53.5%. The higher gross profit percentage in 2002 primarily resulted from favorable product mix.

Research and Development.

                                                        Thirteen Weeks
                                                            Ended
                                                   ------------------------
                                                   March 30,      March 31,
                                                     2002           2001
                                                   ---------      ---------
     I&L ..............................            $    2.2       $    2.4
     PBS ..............................                 2.8            2.7
                                                   --------       --------
     Total ............................            $    5.0       $    5.1
                                                   ========       ========

       Research and development expense for the first quarter 2002 essentially remained flat compared to 2001 levels. The Company's research and development expenditures include investments for database and software development, information delivery systems and other electronic products.

Selling and Administrative.

                                                        Thirteen Weeks
                                                            Ended
                                                   ------------------------
                                                   March 30,      March 31,
                                                     2002           2001
                                                   ---------      ---------
     I&L ..............................            $   13.2       $   13.2
     PBS ..............................                13.2           13.0
     Corporate.........................                 3.1            3.3
                                                   --------       --------
     Total ............................            $   29.5       $   29.5
                                                   ========       ========

       Selling and administrative expense of $29.5 million in the first quarter of 2002 was flat compared to the same period of last year. However, as a percent of sales, selling and administrative expenses declined from 31% in the first quarter of 2001 to 29% in the first quarter of 2002. This improvement in current cost efficiency is the result of the company's continued focus on leveraging its current selling and marketing infrastructure.

Earnings from Continuing Operations before Interest and Taxes.

                                     Thirteen Weeks
                                          Ended
                               ------------------------
                               March 30,      March 31,
                                2002           2001
                               --------       --------
     I&L ..................    $  12.8        $   9.0
     PBS ..................       10.8            8.5
     Corporate ............       (3.1)          (3.3)
                               --------       --------
     Total ................    $  20.5        $  14.2
                               ========       ========

     Earnings from continuing operations before interest and taxes increased $6.3 million, or 44.4%, to $20.5 million in the first quarter of 2002 resulting from the increasing electronic product sales and leveraging our current operating infrastructure.

Net Interest Expense.

     Net interest expense increased $1.1 million, or 18.0%, to $7.2 million in the first quarter of 2002, primarily reflecting a higher debt level for 2002 versus the debt allocated to continuing operations in 2001.

Income Tax Expense.

     Income tax expense increased in the first quarter of 2002 as a result of the higher level of pretax profit. Partially offsetting this increase is the change in the effective tax rate from 40% in 2001 to 38% in 2002.

Accounts Receivable.

                                        As of
                             ----------------------------
                               March 30,    December 29,
                                 2002          2001
                               --------     -----------
     I&L ..................    $   40.8      $   47.0
     PBS ..................        27.8          28.4
     Corporate ............         9.4          14.3
                               --------      --------
     Total ................    $   78.0      $   89.7
                               ========      ========

     Accounts receivable decreased by $11.7 million during the quarter ended March 30, 2002. This decrease is principally the result of a business-cycle related increase in year-end receivables due to the timing of annual subscription invoicing.

Deferred Income.

                                    As of
                          --------------------------
                           March 30,    December 29,
                             2002          2001
                           --------       --------
     I&L ...............   $   96.1       $  109.4
     PBS ...............        5.4            5.3
                           --------       --------
     Total .............   $  101.5       $  114.7
                           ========       ========

   Deferred income decreased by $13.2 million during the quarter ended March 30, 2002. This change relates to the reduction in deferred revenue resulting from the recognition of income over the subscription term.

Liquidity and Capital Resources.

     Debt (net of cash and cash equivalents) increased by $33.0 million to $283.9 million in the first quarter of 2002 primarily as a result of working capital changes associated with an increase in working capital and capital expenditures.

     The Company believes that current cash balances, cash generated from operations, and availability under its line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future.

     The Company's credit agreement requires a $50 million reduction in the credit facility at December 31, 2002 taking the total available from $325 million to $275 million. Accordingly, $10.6 million has been reclassified from long-term debt to current maturities of long-term debt as of March 30, 2002.

Interest Rate Risk Management.

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

Recently Adopted Financial Accounting Standards.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations, and eliminates the pooling of interest method as a valid method to account for a business combination for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceases upon adoption of the Statement, which for the Company was December 30, 2001, the first day of the Company's fiscal year. The net book value of the Company's goodwill and other intangible assets was $236.1 million and $240.9 million for 2002 and 2001, respectively. The adoption of the non-amortization provision of SFAS No. 142 is expected to reduce 2002 annual goodwill amortization expense by approximately $7.7 million. Under the transitional provisions of SFAS No. 142, the Company recorded an impairment loss on intangible assets associated with its Business Solutions reporting unit of $4.9 million, net of tax benefit of $3.0 million, in the first quarter. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations for the thirteen weeks ended March 30, 2002. The Company has completed the first step of the required two-step goodwill impairment test. The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value. If the carrying value is higher than the fair value, there is an indication that an impairment may exist; if the carrying value is less than the fair value, no indication of impairment exists and the second step does not need to be completed. If there is an indication of impairment, the second step of the impairment test requires us to allocate the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. During the first step of the impairment test, no indication of impairment was evident, as determined utilizing various evaluation techniques including discounted cash flow and the Guideline Company Method. Therefore we did not need to complete the second step, and no impairment for goodwill was recorded for the initial adoption of SFAS 142.

     In October 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144). This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS 121 and APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations and financial position.

Item 3.
-------

           Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

Interest Rate Risk

The Company, as a result of its global operating and financing activities is exposed to changes in foreign currency and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize such risks, the Company uses derivative financial instruments. The Company periodically utilizes interest rate swaps, caps and collars in order to hedge its exposure to interest rate risk on debt outstanding. Specifically, the Company has entered into interest rate swaps having notional amounts totaling $200 million at March 30, 2002. The potential impact on the Company's earnings from a 50 basis point increase or decrease in quoted interest rates would be approximately $108 thousand expense or benefit for the first quarter of 2002. The interest rate swaps have expiration dates through December 2003. At March 30, 2002, the notional amounts outstanding were $200 million and the approximate weighted-average swap rate versus 3-month LIBOR was 6.16%.

Foreign Currency Risk

         The Company's practice is to hedge its significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. The Company does not utilize financial derivatives for trading or other speculative purposes. The Company has entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through May 2002, and are for an aggregate amount of $63.5 million at March 30, 2002 (which approximates the fair value based on quoted market prices). The Company is exposed to market risk in the event of nonperformance by the other parties (major international banks) to these contracts; however, such nonperformance is not anticipated. The potential impact on the Company's earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

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

          None

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002                                   PROQUEST COMPANY

                                             /s/ Alan Aldworth
                                             --------------------------------
                                             Alan Aldworth
                                             President and
                                             Chief Operating Officer

                                             /s/ Kevin Gregory
                                             --------------------------------
                                             Kevin Gregory
                                             Vice President,
                                             Chief Financial Officer
                                             and Assistant Secretary