Form 10-Q/A
period 2002-03-30
PROQUEST CO
filed 2002-06-17
CIK 215219

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


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

This Amendment to the Form 10-Q reflects a change in the Company's implementation of SFAS No. 142. See Note 7 to the Consolidated Financial Statements included herein.

                        ProQuest Company and Subsidiaries
                      Consolidated Statements of Operations
         For the Thirteen Weeks Ended March 30, 2002 and March 31, 2001
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                          2002         2001
                                                                       ---------     ---------
Net sales ..........................................................   $ 102,752     $  95,853
Cost of sales ......................................................     (47,750)      (47,140)
Research and development expense ...................................      (4,956)       (5,082)
Selling and administrative expense .................................     (29,528)      (29,390)
                                                                       ---------     ---------
Earnings from continuing operations before interest, income taxes,
  equity in loss of affiliate and discontinued operations...........      20,518        14,241

Net interest expense:
 Interest income ...................................................         572           110
 Interest expense ..................................................      (7,738)       (6,188)
                                                                       ---------     ---------
Net interest expense ...............................................      (7,166)       (6,078)

Earnings from continuing operations before income taxes, equity
 in loss of affiliate and discontinued operations...................      13,352         8,163

Income tax expense .................................................      (5,074)       (3,265)
Equity in loss of affiliate ........................................           -        (5,471)
                                                                       ---------     ---------
Earnings/(loss) from continuing operations before discontinued
 operations.........................................................       8,278          (573)

Earnings from discontinued operations, net of tax ..................           -         2,217
Gain on sale of discontinued operations, net (less applicable
 income taxes of $0 and $29,056, respectively) .....................           -        43,583
                                                                       ---------     ---------
Net earnings .......................................................   $   8,278     $  45,227
                                                                       =========     =========
Net earnings per common share:
Basic:
Earnings from continuing operations before discontinued operations..        0.34         (0.02)
Earnings from discontinued operations ..............................           -          0.09
Gain from sale of discontinued operations ..........................           -          1.85

Diluted:
Earnings from continuing operations before discontinued operations..        0.34         (0.02)
Earnings from discontinued operations ..............................           -          0.09
Gain from sale of discontinued operations ..........................           -          1.84

Average number of common shares and equivalents outstanding:
Basic ..............................................................      24,130        23,622
Diluted ............................................................      24,666        23,670

         The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        ProQuest Company and Subsidiaries
                           Consolidated Balance Sheets
                   As of March 30, 2002 and December 29, 2001
                                 (In thousands)
                                   (Unaudited)

                                  Assets
                                  ------
                                                              2002            2001
                                                            ---------       ---------
Current assets:
Cash and cash equivalents ...............................   $   1,644       $   2,659
Accounts receivable, net.................................      78,032          89,726
Inventory ...............................................       4,443           4,441
Other current assets ....................................      38,154          33,283
                                                            ---------       ---------
Total current assets ....................................     122,273         130,109

Property, plant, equipment and product masters...........     458,959         446,872
Accumulated depreciation and amortization................    (304,076)       (292,843)
                                                            ---------       ---------
Net property, plant, equipment and product masters ......     154,883         154,029

Long-term receivables ...................................      24,692          23,200
Goodwill and other intangible assets, net of
 accumulated amortization ...............................     239,055         231,533
Other assets ............................................      93,974          89,226
                                                            ---------       ---------
Total assets ............................................   $ 634,877       $ 628,097
                                                            =========       =========

                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities:
Notes payable ...........................................   $       -       $     564
Current maturities of long-term debt ....................      10,599             292
Accounts payable ........................................      36,754          42,633
Accrued expenses ........................................      69,159          85,740
Current portion of long-term deferred income ............      26,656          26,124
Deferred income .........................................     101,537         114,739
                                                            ---------       ---------
Total current liabilities ...............................     244,705         270,092

Long-term liabilities:
Long-term debt, less current maturities..................     275,000         252,782
Long-term deferred income, less current portion .........      56,286          59,933
Other liabilities .......................................      91,829          90,362
                                                            ---------       ---------
Total long-term liabilities .............................     423,115         403,077

Shareholders' equity (deficit):
Common stock, $.001 par value, 24,669 shares issued
 and 24,219 shares outstanding at March 30, 2002,
 and 24,546 shares issued and 24,096 shares outstanding
 at December 29, 2001 ...................................          24              24
Capital surplus .........................................     171,473         169,050
Notes receivable from executives ........................        (683)         (1,071)
Retained earnings (accumulated deficit) .................    (187,573)       (195,851)
Treasury stock ..........................................     (11,529)        (11,335)
Other comprehensive income (loss):
 Accumulated foreign currency translation adjustment.....         541           1,001
 Unrealized loss from derivatives........................      (5,196)         (6,890)
                                                            ---------       ---------
Accumulated other comprehensive loss ....................      (4,655)         (5,889)
                                                            ---------       ---------
Total shareholders' equity (deficit) ....................     (32,943)        (45,072)
                                                            ---------       ---------
Total liabilities and shareholders' equity ..............   $ 634,877       $ 628,097
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

                                                                                                   Thirteen Weeks
                                                                                                        Ended
                                                                                               ------------------------

                                                                                                 2002            2001
                                                                                               ---------      ---------
Operating Activities:
Earnings/(loss) from continuing operations before cumulative effect of a
  change in accounting principle .........................................................     $   8,278      $    (573)

Adjustments to reconcile net earnings/(loss) to net cash provided by (used in)
  operating activities:
Equity in loss of affiliate ..............................................................             -          5,471
Depreciation and amortization ............................................................        12,117         13,715
Deferred taxes ...........................................................................         4,745          3,521

Changes in operating assets and liabilities:
Accounts receivable ......................................................................        10,170         25,217
Inventory ................................................................................             9            429
Other assets .............................................................................        (4,592)        (8,874)
Long-term receivables, net ...............................................................        (1,002)           319
Accounts payable .........................................................................        (3,678)        (4,900)
Accrued expenses .........................................................................       (16,315)       (17,152)
Deferred income and other long-term liabilities ..........................................       (22,285)       (20,517)
Other, net ...............................................................................        (2,440)         3,816
                                                                                               ---------      ---------
Net cash provided by (used in) continuing operations .....................................       (14,993)           472

Investing activities:
Expenditures for property, plant, equipment and product masters ..........................       (15,588)       (12,503)
Acquisitions, net of cash acquired .......................................................        (2,617)       (10,000)
Proceeds from sale of discontinued operations ............................................             -        135,000
                                                                                               ---------      ---------
Net cash provided by (used in) investing activities ......................................       (18,205)       112,497

Financing activities:
Net decrease in short-term debt ..........................................................          (498)       (11,702)
Proceeds from long-term debt .............................................................        32,600         10,614
Repayment of long-term debt ..............................................................           (75)      (103,604)
Proceeds from sales of common stock, net .................................................         2,423            100
                                                                                               ---------      ---------
Net cash provided by (used in) financing activities ......................................        34,450       (104,592)

Net cash used by discontinued operations .................................................             -         (6,129)
Effect of exchange rate changes on cash ..................................................          (103)         1,460
                                                                                               ---------      ---------
Increase in cash and cash equivalents ....................................................         1,149          3,708

Cash and cash equivalents, beginning of period ...........................................           495         10,610
                                                                                               ---------      ---------
Cash and cash equivalents, end of period .................................................         1,644         14,318
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
                                                        ======    =======

Diluted Earnings / (Loss) Per Common Share from Continuing Operations before
 Equity in Loss of Affiliate:

Earnings from continuing operations before equity
 in loss of affiliate and discontinued operations....  $  0.34    $  0.21
Equity in loss of affiliate..........................        -      (0.23)
                                                       -------    -------
Earnings / (loss) from continuing operations before
 discontinued operations.............................  $  0.34    $ (0.02)
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

Note 4 - Comprehensive Income

     Comprehensive earnings or losses include all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners.

     Comprehensive income is shown in the table below for the periods indicated:

                                                            Thirteen Weeks Ended
                                                            --------------------
                                                            March 30, March 31,
                                                              2002      2001
                                                            --------  --------

Net earnings (loss) ......................................     8,278    45,227

Other comprehensive income (loss):
Net unrealized gain / (loss) on derivative instruments ...     1,694    (6,594)

Foreign currency translation adjustments .................      (460)      767
                                                             -------  --------
Comprehensive income .....................................   $ 9,512  $ 39,400
                                                             =======  ========

     The foreign currency translation adjustments and net gain / (loss) on derivative instruments do not impact the Company's income tax expense.


Note 5 - Segment Reporting

         Information concerning the Company's reportable business segments for the first fiscal quarter of 2002 and 2001:

                                                         2002
                                        ----------------------------------------

                                           I&L        PBS      Corp.      Total
                                        --------   --------  --------   --------
   Net Sales .......................... $ 60,226   $ 42,526  $      -   $102,752

   Earnings from continuing operations
     before interest and taxes (1).....   12,799     10,805    (3,086)    20,518

   Capital Expenditures................   14,789        606       193     15,588

   Depreciation and Amortization (2)...   10,607      1,487        23     12,117

   Total Assets........................  438,168    103,426    93,283    634,877

                                                          2001
                                        ----------------------------------------

                                           I&L        PBS      Corp.      Total
                                        --------   --------  --------   --------
   Net Sales .......................... $ 55,914   $ 39,939  $      -   $ 95,853

   Earnings from continuing operations
     before interest and taxes (1).....    9,004      8,538    (3,301)    14,241

   Capital Expenditures................   11,027      1,476         -     12,503

   Depreciation and Amortization (2)...   11,509      1,997       209     13,715

   Total Assets........................  428,858    104,283    92,792    625,933

(1)  Excludes equity in loss of affiliate and discontinued operations.
(2)  Excludes amortization / write-off of deferred financing costs.


Note 6 - Investments in Affiliates

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
                                                      =========     =========


Note 7 - Goodwill and Other Intangible Assets

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

          The following sets forth a reconciliation of net income and earnings per share information for the thirteen weeks ended March 30, 2002 and March 31, 2001 adjusted for the non-amortization provisions for SFAS No. 142:

                                                         Thirteen Weeks
                                                              Ended
                                                     ----------------------
                                                     March 30,    March 31,
                                                        2002         2001
                                                     ---------    ---------
   Earnings/(loss) from continuing operations
      before discontinued operations............     $   8,278    $    (573)
   Earnings from discontinued operations, net of
      tax.......................................             -        2,217
   Gain on sale of discontinued operations......             -       43,583
   Add back:  Goodwill amortization, net
      of tax ...................................             -        1,183
                                                     ---------    ---------

   Adjusted net income..........................     $   8,278    $  46,410
                                                     =========    =========


                                                         Thirteen Weeks
                                                             Ended
                                                     ----------------------
                                                     March 30,    March 31,
                                                       2002         2001
                                                     ---------    ---------
Basic earnings per share:
  As reported                                         $0.34         $(0.02)
  Goodwill amortization                                   -           0.05
                                                      -----         ------
  Adjusted                                            $0.34         $ 0.03
                                                      =====         ======

Diluted earnings per share:
  As reported                                         $0.34         $(0.02)
  Goodwill amortization                                   -           0.05
                                                      -----         ------
  Adjusted                                            $0.34         $ 0.03
                                                      =====         ======

          The changes in the carrying amount of goodwill for the thirteen weeks ended March 30, 2002 are as follows:

                                                      I&L           PBS          Total
                                                   ---------     ---------     ---------
Balance as of December 30, 2001 ................   $ 183,948     $  47,585     $ 231,533
Reclass of goodwill previously included in
  other assets .................................       2,054             -         2,054
Goodwill acquired during the thirteen weeks ....       5,468             -         5,468
                                                   ---------     ---------     ---------
Balance as of March 30, 2002 ...................   $ 191,470     $  47,585     $ 239,055
                                                   =========     =========     =========

     As part of the implementation of SFAS No. 142 in the first quarter of 2002, we initially identified and reclassified a portion of our goodwill as identifiable intangible assets. A charge of $4.9 million (net of tax of $3.0 million) was initially recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle for (i) the impairment of certain identifiable assets and (ii) the retroactive application of the change in the remaining useful lives of the remaining reclassified identifiable assets. We also reclassified as goodwill and other intangible assets certain intangible assets not acquired in business combinations that were initially included in other assets. No impairment charge was taken on these assets.

     We subsequently learned of guidance under EITF Topic D-100, Clarification of Paragraph 61(b) of FASB Statement No. 141 and Paragraph 49(b) of FASB Statement No. 142, providing that assets that have not been historically separately stated from goodwill should not be segregated from the underlying goodwill and should be tested for impairment along with goodwill. We therefore reclassified the components of the identifiable intangible assets back to goodwill and performed the goodwill impairment test under SFAS No. 142 and determined that no goodwill impairment occurred. As a result, we revised our financial statements for the quarter ended March 30, 2002 to reflect the correction of these errors. These corrections resulted in the following changes to earnings:

                                        As previously reported      As corrected
                                        ----------------------     --------------
                                            (in thousands)         (in thousands)
Earnings from continuing operations
before cumulative effect of a change
in accounting principle                       $  8,278               $  8,278
Cumulative effect of a change in
accounting principle                            (4,933)                     0
Net earnings                                     3,345                  8,278
Net earnings per basic common share               0.14                   0.34
Net earnings per diluted common share             0.14                   0.34

     We have also made changes to the balance sheet to reflect the reversal of the write-off of identifiable intangible assets that reduced goodwill and intangible assets by $8.0 million, and the reversal of the tax benefit associated with the write-off of $3.0 million. In addition, we also reversed the reclassification of $5.0 million of intangible assets that were not acquired in business combinations which were originally classified as goodwill and other intangible assets in our previously issued consolidated financial statements. These intangible assets are now included in the other assets caption in our consolidated balance sheet. The balance sheet has been changed to reflect these corrections as follows:

                                        As previously reported      As corrected
                                        ----------------------     --------------
                                            (in thousands)         (in thousands)
Goodwill, and other intangible assets,
net of accumulated amortization                $236,056              $239,055
Other assets                                     89,017                93,974
Other liabilities                                88,806                91,829

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

Results of Operations
---------------------

     The following table sets forth continuing operations financial data excluding nonrecurring items which consist of equity in loss of affiliate and discontinued operations:

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
                                         =========    =======    =========     =======

(1) Excludes equity in loss of affiliate, gain on sale of discontinued operations and earnings from discontinued operations.



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

Recently Adopted Financial Accounting Standards.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations, and eliminates the pooling of interest method as a valid method to account for a business combination for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The amortization of goodwill ceases upon adoption of the Statement, which for the Company was December 30, 2001, the first day of the Company's fiscal year. The net book value of the Company's goodwill and other intangible assets was $236.1 million and $240.9 million for 2002 and 2001, respectively. The adoption of the non-amortization provision of SFAS No. 142 is expected to reduce 2002 annual goodwill amortization expense by approximately $7.7 million. The Company has completed the first step of the required two-step goodwill impairment test. The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value. If the carrying value is higher than the fair value, there is an indication that an impairment may exist; if the carrying value is less than the fair value, no indication of impairment exists and the second step does not need to be completed. If there is an indication of impairment, the second step of the impairment test requires us to allocate the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. During the first step of the impairment test, no indication of impairment was evident, as determined utilizing various evaluation techniques including discounted cash flow and the Guideline Company Method. Therefore we did not need to complete the second step, and no impairment for goodwill was recorded for the initial adoption of SFAS No. 142.

     As part of the implementation of SFAS No. 142 in the first quarter of 2002, we initially identified and reclassified a portion of our goodwill as identifiable intangible assets. A charge of $4.9 million (net of tax of $3.0 million) was initially recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle, for (i) the impairment of certain identifiable assets and (ii) the retroactive application of the change in the remaining useful lives of the remaining reclassified identifiable assets. We also reclassified as goodwill and other intangible assets certain intangible assets not acquired in business combinations that were initially included in other assets. No impairment charge was taken on these assets.

     We subsequently learned of guidance under EITF Topic D-100, Clarification of Paragraph 61(b) of FASB Statement No. 141 and Paragraph 49(b) of FASB Statement No. 142, providing that assets that have not been historically separately stated from goodwill should not be segregated from the underlying goodwill and should be tested for impairment along with goodwill. We therefore reclassified the components of the identifiable intangible assets back to goodwill and performed the goodwill impairment test under SFAS No. 142 and determined that no goodwill impairment occurred. As a result, we revised our financial statements for the quarter ended March 30, 2002 to reflect the correction of these errors. These corrections resulted in the following changes to earnings:

                                        As previously reported      As corrected
                                        ----------------------     --------------
                                            (in thousands)         (in thousands)
Earnings from continuing operations
before cumulative effect of a change
in accounting principle                       $  8,278               $  8,278
Cumulative effect of a change in
accounting principle                            (4,933)                     0
Net earnings                                     3,345                  8,278
Net earnings per basic common share               0.14                   0.34
Net earnings per diluted common share             0.14                   0.34

     We have also made changes to the balance sheet to reflect the reversal of the write-off of identifiable intangible assets that reduced goodwill and intangible assets by $8.0 million, and the reversal of the tax benefit associated with the write-off of $3.0 million. In addition, we also reversed the reclassification of $5.0 million of intangible assets that were not acquired in business combinations which were originally classified as goodwill and other intangible assets in our previously issued consolidated financial statements. These intangible assets are now included in the other assets caption in our consolidated balance sheet. The balance sheet has been changed to reflect these corrections as follows:

                                        As previously reported      As corrected
                                        ----------------------     --------------
                                            (in thousands)         (in thousands)
Goodwill, and other intangible assets,
net of accumulated amortization                $236,056              $239,055
Other assets                                     89,017                93,974
Other liabilities                                88,806                91,829

     In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations and financial position.

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

Date: June 17, 2002                                 PROQUEST COMPANY

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