Form 10-Q
period 2002-06-29
PROQUEST CO
filed 2002-08-13
CIK 215219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended	Commission file number
June 29, 2002	1-3246

PROQUEST COMPANY
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3580106
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

300 North Zeeb Road, Ann Arbor, Michigan	48103-1553
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 761-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X          No

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of August 7, 2002 was 27,991,853.

ProQuest Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$108,980	$100,743	$211,732	$196,596
Cost of sales	(51,620)	(45,555)	(99,370)	(92,695)

Gross profit	57,360	55,188	112,362	103,901
Research and development expense	(5,533)	(5,499)	(10,489)	(10,581)
Selling and administrative expense	(28,541)	(33,207)	(58,069)	(62,597)

Earnings from continuing operations before interest, income taxes, and equity in loss of affiliate	23,286	16,482	43,804	30,723
Net interest expense:
Interest income	581	72	1,153	182
Interest expense	(7,495)	(6,360)	(15,233)	(12,548)

Net interest expense	(6,914)	(6,288)	(14,080)	(12,366)
Earnings from continuing operations before income taxes and equity in loss of affiliate	16,372	10,194	29,724	18,357
Income tax expense	(6,221)	(4,077)	(11,295)	(7,343)
Equity in loss of affiliate	—	(6,101)	—	(11,572)

Earnings (loss) from continuing operations	10,151	16	18,429	(558)
Discontinued Operations:
Earnings (loss) from discontinued operations, net (less applicable income taxes (benefit) of $0, $(75), $0 and $1,403 respectively)	—	(112)	—	2,105
Gain on sales of discontinued operations, net (less applicable income taxes of $29,056)	—	—	—	43,583

Net earnings (loss)	$10,151	$(96)	$18,429	$45,130

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	0.41	—	0.76	(0.02)
Earnings from discontinued operations	—	—	—	0.09
Gain on sales of discontinued operations	—	—	—	1.84
Net earnings (loss)	0.41	—	0.76	1.91
Diluted:
Earnings (loss) from continuing operations	0.40	—	0.74	(0.02)
Earnings from discontinued operations	—	—	—	0.09
Gain on sales of discontinued operations	—	—	—	1.84
Net earnings (loss)	0.40	—	0.74	1.91
Average number of common shares and equivalents outstanding:
Basic	24,620	23,718	24,375	23,670
Diluted	25,153	23,985	24,913	23,670

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries
Consolidated Balance Sheets
As of June 29, 2002 and December 29, 2001
(In thousands)
(Unaudited)

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$8,986	$495
Accounts receivable, net	73,200	89,726
Inventory	4,407	4,441
Other current assets	38,810	33,283

Total current assets	125,403	127,945
Property, plant, equipment, and product masters, at cost	477,786	446,872
Accumulated depreciation	(314,401)	(292,843)

Net property, plant, equipment, and product masters	163,385	154,029
Long-term receivables	24,997	23,200
Goodwill	240,029	231,533
Other assets	95,158	89,226

Total assets	$648,972	$625,933

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Notes payable	$—	$564
Current maturities of long-term debt	218	292
Accounts payable	35,181	40,469
Accrued expenses	53,137	85,740
Short-term deferred income	26,625	26,124
Deferred income	79,853	114,739

Total current liabilities	195,014	267,928
Long-term liabilities:
Long-term debt, less current maturities	200,015	252,782
Long-term deferred income, less current portion	53,702	59,933
Other liabilities	98,528	90,362

Total long-term liabilities	352,245	403,077
Shareholders’ equity:
Common Stock, $.001 par value, 28,442 shares issued and 27,992 shares outstanding at June 29, 2002 and 24,546 shares issued and 24,096 shares outstanding at December 29, 2001	28	24
Capital surplus	296,671	169,050
Notes receivable from executives	(693)	(1,071)
Retained earnings (accumulated deficit)	(177,422)	(195,851)
Treasury stock	(11,529)	(11,335)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	(805)	1,001
Unrealized loss from derivatives	(4,537)	(6,890)

Accumulated other comprehensive loss	(5,342)	(5,889)

Total shareholders’ equity (deficit)	101,713	(45,072)

Total liabilities and shareholders’ equity	$648,972	$625,933

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001
(In thousands)
(Unaudited)

	2002	2001
Operating activities:
Earnings (loss) from continuing operations	$18,429	$(558)
Adjustments to reconcile earnings (loss) from continuing operations to net cash used in continuing operating activities:
Equity in loss of affiliates	—	11,572
Depreciation and amortization	23,649	27,646
Deferred income taxes	10,157	1,657
Changes in operating assets and liabilities:
Accounts receivable, net	12,542	14,517
Inventory	74	(193)
Other current assets	(5,000)	(9,328)
Long-term receivables	(1,797)	152
Accounts payable	(5,632)	(11,562)
Accrued expenses	(26,648)	(14,914)
Deferred income and other long-term liabilities	(47,326)	(22,647)
Other assets	(6,848)	(6,340)
Other, net	(5,045)	(2,012)

Net cash used in continuing operations	(33,445)	(12,010)
Investing activities:
Expenditures for property, plant, equipment, and product masters	(29,784)	(24,510)
Acquisitions, net of cash acquired	(2,617)	(12,305)
Proceeds from sales of discontinued operations	—	186,000

Net cash (used in) provided by investing activities	(32,401)	149,185
Financing activities:
Net decrease in short-term debt	(770)	(10,514)
Proceeds from long-term debt	110,750	22,162
Repayment of long-term debt	(163,591)	(143,838)
Proceeds from sales of common stock, net	123,295	—
Proceeds from exercise of stock options, net	4,330	3,622

Net cash provided by (used in) financing activities	74,014	(128,568)
Net cash used in discontinued operations	—	(4,976)
Effect of exchange rate changes on cash	323	(485)

Increase in cash and cash equivalents	8,491	3,146
Cash and cash equivalents, beginning of period	495	10,610

Cash and cash equivalents, end of period	$8,986	$13,756

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries
Notes to the Consolidated Financial Statements
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

Note 1—Basis of Presentation

These consolidated financial statements include the accounts of ProQuest Company and its subsidiaries, including Information & Learning (“I&L”) and ProQuest Business Solutions (“PBS”), and are unaudited.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2001 consolidated financial statements have been made to conform to the 2002 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report for the fiscal year ended December 29, 2001.

In the first quarter of fiscal 2000, we adopted a plan to divest the Mail and Messaging Technologies and Imaging businesses and our financing subsidiary. During 2001, we completed these divestitures. In 2001, the operating results and net assets of these businesses have been segregated from our continuing operations.

Note 2—Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts which was $1,165 and $1,353 at June 29, 2002 and December 29, 2001, respectively.

Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market.

The components of inventory are shown in the table below as of the dates indicated:

	June 29, 2002	December 29, 2001
Finished products	$1,599	$1,821
Products in process and materials	2,808	2,620

Total inventory	$4,407	$4,441

Property, Plant, Equipment, and Product Masters. Property, plant, equipment, and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for I&L product masters (which represent the cost to create electronic and microform master document copies that are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters. The carrying value of the product masters is $120,677 (net of $215,967 of depreciation) and $104,701 (net of $202,514 of depreciation), at June 29, 2002 and December 29, 2001, respectively.

Derivative Financial Instruments and Hedging Activities. All derivative instruments are recognized as assets or liabilities in the balance sheet and measured at fair value.

For the first half of fiscal 2002, there were no net gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges. Approximately $6,201 of net derivative losses included in other comprehensive income at June 29, 2002 will be reclassified into earnings within twelve months from that date.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Basic	24,620	23,718	24,375	23,670
Dilutive effect of stock options	533	267	538	—

Diluted	25,153	23,985	24,913	23,670

Note 3—Discontinued Operations

The gain resulting from the sales of the Imaging and MMT International businesses was derived as follows:

Total
Purchase price	$186,000
Net assets, reserves, and expenses	(113,361)

Gain on sales	$72,639
Income tax expense	(29,056)

Gain on sales of discontinued operations, net of tax	$43,583

Results for discontinued operations are shown in the tables below for the periods indicated:

	Thirteen Weeks Ended June 30, 2001				Twenty-Six Weeks Ended June 30, 2001

	MMT N.A. & BHFS	Imaging	MMT Intl.	Total. Disc. Ops.	MMT N.A. & BHFS	Imaging	MMT Intl.	Total Disc. Ops.
Net sales	$89,733	$—	$9,763	$99,496	$174,592	$10,924	$29,542	$215,058
EBIT(1)	$4,154	$—	$(993)	$3,161	$9,116	$1,133	$(893)	$9,356

Interest expense				(3,348)				(5,848)

(Loss) earnings before income taxes				$(187)				$3,508
Income tax benefit (expense)				$75				$(1,403)

(Loss) earnings from discontinued operations				$(112)				$2,105

(1)	EBIT is defined as earnings (loss) from discontinued operations before interest and income taxes.

Note 4—Comprehensive Income

Comprehensive income or losses include all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net earnings (loss)	$10,151	$(96)	$18,429	$45,130
Other comprehensive income (loss):
Unrealized gain (loss) from derivative instruments, net of tax	659	1,233	2,353	(5,361)
Foreign currency translation adjustments	(1,346)	(338)	(1,806)	429

Comprehensive income	$9,464	$799	$18,976	$40,198

The net unrealized gain (loss) on derivative instruments and foreign currency translation adjustments do not impact our current income tax expense.

Note 5—Segment Reporting

Information concerning our reportable business segments is shown in the tables below for the periods indicated:

	Thirteen Weeks Ended June 29, 2002
	I&L	PBS	Corp.	Total
Net Sales	$64,973	$44,007	$—	$108,980
Earnings from continuing operations before interest and taxes	13,126	13,075	(2,915)	23,286
Capital Expenditures	13,708	463	25	14,196
Depreciation & Amortization	10,177	1,307	17	11,501
Total Assets	449,464	105,125	94,383	648,972

	Thirteen Weeks Ended June 30, 2001
	I&L	PBS	Corp.	Total
Net Sales	$59,499	$41,244	$—	$100,743
Earnings from continuing operations before interest and taxes(1)	9,521	9,969	(3,008)	16,482
Capital Expenditures	11,224	705	10	11,939
Depreciation & Amortization(2)	11,656	1,892	93	13,641
Total Assets	378,522	102,970	22,996	504,488

	Twenty-Six Weeks Ended June 29, 2002
	I&L	PBS	Corp.	Total
Net Sales	$125,199	$86,533	$—	$211,732
Earnings from continuing operations before interest and taxes	25,925	23,880	(6,001)	43,804
Capital Expenditures	28,497	1,069	218	29,784
Depreciation & Amortization	20,928	2,681	40	23,649

	Twenty-Six Weeks Ended June 30, 2001
	I&L	PBS	Corp.	Total
Net Sales	$115,413	$81,183	$—	$196,596
Earnings from continuing operations before interest and taxes(1)	18,525	18,507	(6,309)	30,723
Capital Expenditures	22,251	2,249	10	24,510
Depreciation & Amortization(2)	23,165	3,815	202	27,182

(1)	Excludes equity in loss of affiliate and gain on sales of discontinued operations.
(2)	Excludes amortization/write-off of deferred financing costs.

Note 6—Investments in Affiliates

We own approximately 38% of bigchalk.com, inc. (“bigchalk”) on a fully-diluted basis. bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration and professional development for teachers, librarians and school administrators in the kindergarten through twelfth grade educational community. We account for our investment in bigchalk on the equity method and the carrying value of this investment was $0 at June 29, 2002 and December 29, 2001.

We record our equity investment in bigchalk on the consolidated balance sheets within “Other assets” and our share of bigchalk’s losses as “Equity in loss of affiliate.”

Summarized financial information of bigchalk, which is accounted for as indicated above, is as follows:

Condensed Statements of Operations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$7,067	$7,004	$13,994	$14,138
Gross profit	4,928	4,660	9,620	9,434
Loss before income taxes	(2,174)	(9,817)	(4,934)	(21,353)
Net loss	(2,174)	(9,667)	(4,782)	(21,011)

Condensed Statements of Financial Condition:

	June 29, 2002	Dec. 29, 2001
Current assets	$26,832	$28,985
Non-current assets	13,774	18,852

Total assets	$40,606	$47,837

Current liabilities	$17,921	$20,592
Non-current liabilities	127,058	117,344
Stockholders’ deficit	(104,373)	(90,099)

Total liabilities and stockholders’deficit	$40,606	$47,837

Note 7—Goodwill and Other Intangible Assets

In the first quarter of fiscal 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis.

The following sets forth a reconciliation of net earnings and earnings per share information adjusted for the non-amortization provisions for SFAS No. 142 for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Earnings (loss) from continuing operations	$10,151	$16	$18,429	$(558)
(Loss) earnings from discontinued operations, net of tax benefit	—	(112)	—	2,105
Gain on sales of discontinued operations, net of tax	—	—	—	43,583
Add back: Goodwill amortization, net of tax	—	1,279	—	2,515

Adjusted net earnings	$10,151	$1,183	$18,429	$47,645

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Basic net earnings per share:
Earnings (loss) from continuing operations	$0.41	$—	$0.76	$(0.02)
Earnings from discontinued operations	—	—	—	0.09
Gain on sales of discontinued operations	—	—	—	1.84
Add back: Goodwill amortization	—	0.05	—	0.11

Adjusted	$0.41	$0.05	$0.76	$2.02

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Diluted net earnings per share:
Earnings (loss) from continuing operations	$0.40	$—	$0.74	$(0.02)
Earnings from discontinued operations	—	—	—	0.09
Gain on sales of discontinued operations	—	—	—	1.84
Add back: Goodwill amortization	—	0.05	—	0.11

Adjusted	$0.40	$0.05	$0.74	$2.02

The changes in the carrying amount of goodwill for the twenty-six weeks ended June 29, 2002 are as follows:

	I&L	PBS	Total
Balance as of December 30, 2001	$183,948	$47,585	$231,533
Reclassification of goodwill previously included in other assets	2,054	—	2,054
Goodwill acquired and adjustments (1)	6,442	—	6,442

Balance as of June 29, 2002	$192,444	$47,585	$240,029

(1)
Adjustments primarily relate to the adjustment of our preliminary purchase price allocations for several acquisitions. Specifically, the ultimate goodwill associated with certain acquisitions continues to be adjusted as the value of the assets and liabilities acquired are finalized.

Note 8—Stock Offering

On June 21, 2002, we successfully completed a secondary stock offering of 3.7 million shares of common stock at a price of $35.40 per share in which we received net proceeds of $123.3 million, after offering expenses.

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report for the year ended December 29, 2001.

Safe Harbor for Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risks, unexpected merger-related effects, business execution risk, risk of new competitors, any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the education and library markets, the availability of free or advertising-supported research information on the Internet, including effects of and rate of acceptance of Internet-based solutions, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in our filings with the SEC, including without limitation, our Annual Report on Form 10-K for fiscal 2001. These factors may cause our actual results to differ from any forward-looking statement. We are under no obligation to update or revise any of these forward-looking statements.

Results of Operations

Second Quarter of Fiscal 2002 Compared to Second Quarter of Fiscal 2001

	Thirteen Weeks Ended (dollars in millions)
					Pro Forma (2)
	June 29, 2002	% of sales	June 30, 2001	% of sales	June 30, 2001	% of sales
Net sales	$109.0	100.0%	$100.7	100.0%	$100.7	100%
Cost of sales	(51.6)	(47.3%)	(45.5)	(45.2%)	(47.6)	(47.3%)

Gross profit	57.4	52.7%	55.2	54.8%	53.1	52.7%
Research and development	(5.5)	(5.1%)	(5.5)	(5.4%)	(5.5)	(5.4%)
Selling and administrative expense	(28.6)	(26.2%)	(33.2)	(33.0%)	(29.1)	(28.9%)

Earnings from continuing operations before interest, income taxes and equity in loss of affilate	23.3	21.4%	16.5	16.4%	18.5	18.4%
Net interest expense	(6.9)	(6.3%)	(6.3)	(6.2%)	(6.3)	(6.2%)
Income tax expense	(6.2)	(5.7%)	(4.1)	(4.1%)	(4.9)	(4.9%)
Equity in loss of affiliate	—	—	(6.1)	(6.1%)	(6.1)	(6.1%)

Earnings from continuing operations(1)	$10.2	9.4%	$—	—	$1.2	1.2%

(1)	Excludes equity in loss of affiliate, gain on sales of discontinued operations and earnings from discontinued operations.
(2)
Amounts have been adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002, as well as for the reclassification of expenses at I&L included in selling and administrative for the second quarter of 2001 that are included in cost of sales in 2002.

Net sales.

	Thirteen Weeks Ended
	June 29, 2002	June 30, 2001
I&L	$65.0	$59.5
PBS	44.0	41.2

Total	$109.0	$100.7

Our net sales increased $8.3 million, or 8.2%, to $109.0 million in the second quarter of 2002 primarily due to the continuing growth in the sales of electronic products.

Net sales at I&L increased $5.5 million, or 9.2%, to $65.0 million primarily as a result of a 14.1% increase in sales of electronic products. Net sales of traditional products (microfilm and paper product) increased 2.9% compared to the second quarter of 2001. A metric that we use to gauge growth in electronic products is the “annualized online subscription contract value”. Annualized online subscription contract value is the projected 12-month revenue from all outstanding online subscription contracts. The total annualized online subscription value was $92.7 million and $82.0 million at second quarter end 2002 and 2001, respectively, an increase of 13.0%.

Net sales of PBS increased $2.8 million, or 6.8%, to $44.0 million in the second quarter of 2002. This increase is primarily due to continuing strong sales of automotive electronic parts catalogs, which grew 8.9%, an 11.3% increase in sales of our Alison products and a 7.0% increase in sales of our Powersports products. These increases were partially offset by a $1.2 million decrease in sales at Media Solutions.

Cost of Sales.

	Thirteen Weeks Ended
	June 29, 2002	June 30, 2001	Pro Forma (1) June 30, 2001
I&L	$35.1	$30.1	$32.2
PBS	16.5	15.4	15.4

Total	$51.6	$45.5	$47.6

(1)	Amounts have been adjusted for the reclassification at I&L of expenses included in selling and administrative for the second quarter of 2001 that are included in cost of sales in 2002.

Our cost of sales increased $4.0 million to $51.6 million in the second quarter of 2002 compared to the adjusted 2001 results, with the gross profit (net sales less cost of sales) percentage remaining relatively unchanged.

Research and Development.

	Thirteen Weeks Ended
	June 29, 2002	June 30, 2001
I&L	$2.9	$2.6
PBS	2.6	2.9

Total	$5.5	$5.5

Research and development expense for the second quarter 2002 remained essentially flat compared to 2001 levels. Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products.

Selling and Administrative Expense

	Thirteen Weeks Ended
	June 29, 2002	June 30, 2001	Pro Forma (1) June 30, 2001
I&L	$13.9	$17.3	$13.7
PBS	11.8	12.9	12.4
Corporate	2.9	3.0	3.0

Total	$28.6	$33.2	$31.2

(1)
Amounts have been adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002, as well as for the reclassification at I&L of expenses included in selling and administrative for the second quarter of 2001 that are included in cost of sales in 2002.

Selling and administrative expense decreased from the adjusted 2001 results by $0.5 million, or 1.7%. The decrease at PBS is primarily associated with the decrease in sales at Media Solutions and decreased administrative expenses associated with MotorcycleWorld.com. Inc., which ceased operations during 2001.

Earnings from Continuing Operations before Interest and Taxes.

	Thirteen Weeks Ended
	June 29, 2002	June 30, 2001	Pro Forma (1) June 30, 2001
I&L	$13.1	$9.5	$10.9
PBS	13.1	10.0	10.6
Corporate	(2.9)	(3.0)	(3.0)

Total	23.3	$16.5	$18.5

(1)
Amounts have been adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002.

Earnings from continuing operations before interest and taxes increased from the adjusted 2001 results by $4.8 million, or 25.9%, to $23.3 million in the second quarter of 2002 for the reasons mentioned above.

Net Interest Expense.

	Thirteen Weeks Ended

	June 29, 2002	June 30, 2001

Interest income	$(0.6)	$(0.1)
Debt	3.5	3.5
Swaps	1.9	0.6
Monetized contracts	1.8	1.9
Other	0.3	0.4

Total	$6.9	$6.3

Net interest expense increased $0.6 million, or 9.5%, to $6.9 million in the second quarter of 2002. Interest income increased due to interest on long term receivables and tax refunds. Interest expense related to debt remained flat as a result of lower interest rates offset by a higher debt level in 2002 versus the debt allocated to continuing operations in 2001. Interest on our fixed rate swaps increased due to a reduction in interest rates. Interest related to the PBS monetized contracts decreased due to the reduced level of monetized contracts at PBS.

Income Tax Expense.

Income tax expense increased in the second quarter of 2002 as a result of the higher level of pretax profit. Partially offsetting this increase is the change in the effective tax rate from 40% in 2001 to 38% in 2002.

First Half 2002 Compared to First Half 2001

	Twenty-Six Weeks Ended (dollars in millions)

					Pro Forma (2)
	June 29, 2002	% of sales	June 30, 2001	% of sales	June 30, 2001	% of sales
Net sales	$211.7	100.0%	$196.6	100.0%	$196.6	100.0%
Cost of sales	(99.4)	(47.0%)	(92.7)	(47.2%)	(96.0)	(48.8%)

Gross profit	112.3	53.0%	103.9	52.8%	100.6	51.2%
Research and development	(10.5)	(4.9%)	(10.6)	(5.4%)	(10.6)	(5.4%)
Selling and administrative expense	(58.0)	(27.4%)	(62.6)	(31.8%)	(55.2)	(28.1%)

Earnings from continuing operations before interest, income taxes and equity in loss of affiliate	43.8	20.7%	30.7	15.6%	34.8	17.7%
Net interest expense	(14.1)	(6.7%)	(12.4)	(6.3%)	(12.4)	(6.3%)
Income tax expense	(11.3)	(5.3%)	(7.3)	(3.7%)	(9.0)	(4.6%)
Equity in loss of affiliate	—	—	(11.6)	(5.9%)	(11.6)	(5.9%)

Earnings from continuing operations(1)	$18.4	8.7%	$(0.6)	(0.3%)	$1.8	0.9%

(1)	Excludes gain on sales of discontinued operations and earnings from discontinued operations.
(2)
Amounts have been adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002, as well as for the reclassification of expenses at I&L included in selling and administrative for the first half of 2001 that are included in cost of sales in 2002.

Net sales.

	Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001

I&L	$125.2	$115.4
PBS	86.5	81.2

Total	$211.7	$196.6

Our net sales increased $15.1 million, or 7.7%, to $211.7 million in the first half of 2002.

Net sales of I&L increased $9.8 million, or 8.5%, to $125.2 million primarily as a result of a 14.7% increase in sales of electronic products. Net sales of traditional products (microfilm and paper product) increased 1.0% compared to the first half of 2001.

Net sales of PBS increased $5.3 million, or 6.5%, to $86.5 million in the first half of 2002. This increase is primarily due to continuing strong sales of automotive electronic parts catalogs, which grew 8.5%, a 12.7% increase in sales of our Alison products and an 11.1% increase in sales at Powersports. These increases were partially offset by a $2.9 million decrease in sales at Media Solutions.

Cost of Sales.

	Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001	Pro Forma (1) June 30, 2001
I&L	$67.2	$61.4	$64.7
PBS	32.2	31.3	31.3

Total	$99.4	$92.7	$96.0

(1)	Amounts have been adjusted for the reclassification at I&L of expenses included in selling and administrative for the first half of 2001 that are included in cost of sales in 2002.

Our cost of sales increased $3.4 million to $99.4 million in the first half of 2002 compared to the adjusted numbers for 2001, with the gross profit margin (net sales less cost of sales) increasing by 1.8 percentage points to 53.0% due to product mix.

Research and Development.

	Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001
I&L	$5.1	$5.0
PBS	5.4	5.6

Total	$10.5	$10.6

Research and development expense for the first half of 2002 remained essentially flat compared to 2001 levels. Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products.

Selling and Administrative Expense

	Twenty-Six Weeks Ended
			Pro Forma (1) June 30, 2001
	June 29, 2002	June 30, 2001
I&L	$27.0	$30.5	$24.2
PBS	25.0	25.8	24.7
Corporate	6.0	6.3	6.3

Total	$58.0	$62.6	$55.2

(1)
Amounts have been adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002, as well as for the reclassification at I&L of expenses included in selling and administrative for the first half of 2001 that are included in cost of sales in 2002.

Selling and administrative expense increased $2.8 million, or 5.1%, compared to the adjusted 2001 results due to costs related to recent acquisitions.

Earnings from Continuing Operations before Interest and Taxes.

	Twenty-Six Weeks Ended
			Pro Forma (1)
	June 29, 2002	June 30, 2001	June 30, 2001
I&L	$25.9	$18.5	$21.4
PBS	23.9	18.5	19.7
Corporate	(6.0)	(6.3)	(6.3)

Total	$43.8	$30.7	$34.8

(1)
Amounts have been adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002.

Earnings from continuing operations before interest and taxes increased from the adjusted 2001 results by $9.0 million, or 25.9%, to $43.8 million in the first half of 2002 as a result of the items discussed above.

Net Interest Expense.

	Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001

Interest income	$(1.2)	$(0.2)
Debt	6.9	7.2
Swaps	4.0	0.6
Monetized contracts	3.6	4.0
Other	0.8	0.8

Total	$14.1	$12.4

Net interest expense increased $1.7 million, or 13.7%, to $14.1 million in the first half of 2002. Interest income increased due to interest on long term receivables and tax refunds. Interest expense related to debt decreased as a result of lower interest rates partially offset by a higher debt level for 2002 versus the debt allocated to continuing operations in 2001. Interest on our fixed rate swaps increased due to a reduction in interest rates. Interest related to PBS monetized contracts decreased due to the reduced level of monetized contracts at PBS.

Income Tax Expense.

Income tax expense increased in the first half of 2002 as a result of the higher level of pretax profit, partially offset by a decrease in the effective tax rate from 40% in 2001 to 38% in 2002.

Accounts Receivable.

	As of
	June 29, 2002	December 29, 2001

I&L	$38.5	$47.0
PBS	28.0	28.4
Corporate	6.7	14.3

Total	$73.2	$89.7

Accounts receivable decreased by $16.5 million during the first half ended June 29, 2002. The decrease at I&L is principally the result of our business cycle. Annual subscription invoicing in the fourth quarter resulted in a high level of receivables at year end 2001 which has been reduced as these receivables were collected during the early part of this year. The decrease at Corporate is due to the collection of amounts owed under contractual obligations to provide transition services to certain buyers of our discontinued operations.

Deferred Income.

	As of
	June 29, 2002	December 29, 2001
I&L	$75.9	$109.4
PBS	3.9	5.3

Total	$79.8	$114.7

Deferred income decreased by $34.9 million during the first half ended June 29, 2002 as a result of the seasonal nature of I&L’s deferred revenue. At year end, deferred revenue is at a high level due to the year end billings. During the subscription term associated with the first half of 2002, this deferred revenue has been recognized as net sales.

Financial Condition and Liquidity

Debt (net of cash and cash equivalents) decreased by $61.9 million to $191.2 million in the first half of 2002 as a result of the proceeds from the equity offering of $123.3 million, partially offset by cash used by operations and capital expenditures.

In the first half of 2002, we utilized cash for operations of $33.4 million resulting from seasonal working capital requirements, a $7.0 reduction in monetized PBS contracts as well as $12.0 million in payments related to our discontinued operations for liabilities accrued in 2001. Cash from operations is seasonal with net cash utilized in the first half of the year and cash generated during the second half of the year. Cash is utilized in the first half of the year for the following reasons: royalties, license fees and insurance. Additionally, payments of incentive compensation for prior year performance are made in the first half of the year. Cash is generated in the second half of the year since our billing cycle at I&L is such that we bill and collect a significant portion of our annual microfilm subscription fees during this period.

We used $32.4 million of cash in our investing activities for the first half of 2002. Capital expenditures increased $5.3 million or 21.6% due to increased expenditures on Historical Newspapers and other digital vault products. Additionally, $2.6 million was used in the acquisition of Micromedia.

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future.

Interest Rate Risk Management

We use variable-rate long-term debt to finance our operations. These debt obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Management believes it is prudent to limit the variability of most of our interest payments. To meet this objective, we enter into interest rate swaps to manage fluctuations in cash flows resulting from interest rate risk. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows.

The interest rate swaps change the variable-rate cash flow exposure on the long-term debt obligations to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate agreements, thereby synthetically creating fixed-rate long-term debt.

Debt Refinancing

As a result of our equity offering, we are evaluating alternatives to replace our existing credit facility by the end of the third quarter of 2002 in order to reduce our overall borrowing costs. We anticipate that this will result in a one-time charge of approximately $5 million, net of tax. This charge relates to the payment of deferred financing fees and the expense related to the elimination of our interest rate hedges that were put in place five years ago when our company was highly leveraged.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our financing activities, we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. In seeking to minimize such risks, we use derivative financial instruments. Specifically, we have entered into interest rate swaps having notional amounts totaling $200 million at June 29, 2002. The potential impact on our earnings from a 50 basis point increase or decrease in quoted interest rates would be approximately $118 thousand expense or benefit for the second quarter of 2002. The interest rate swaps have expiration dates through December 2003. At June 29, 2002, the notional amounts outstanding were $200 million and the approximate weighted-average swap rate versus 3-month LIBOR was 6.14%. As part of replacing our current credit facility by the end of the third quarter of 2002, we terminated all of our existing swaps at the beginning of July 2002.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge our significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. We have entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through August 2002, and are for an aggregate notional amount of $57.7 million at June 29, 2002. We are exposed to market risk in the event of nonperformance by our counterparties (major international banks) to these contracts; however, such nonperformance is not anticipated. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Part II. Other Information

Item 1. Legal Proceedings.

The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 12, 2002, our annual meeting of shareholders was held and the following matters were voted on:

1.	The following individuals were elected to the board of directors to serve until the 2003 annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

Nominee	Votes For	Votes abstained
David Bonderman	16,948,780	4,235,058
David G. Brown	20,791,011	392,827
Alan Aldworth	18,796,245	2,387,593
William E. Oberndorf	20,657,747	526,091
James P. Roemer	18,789,401	2,394,437
Gary L. Roubos	20,790,505	393,333
John H. Scully	20,657,592	526,246
William J. White	20,657,840	525,998

2.
The vote to approve amendments to ProQuest Company’s 1995 Employee Stock Option Plan to reserve an additional 1,400,000 shares of common stock for issuance according to the Plan and to limit the number of shares that can be granted each year to any individual, was as follows:

Votes for	Votes against	Votes abstained	Broker non-votes
16,360,130	3,057,222	6,746	1,759,740

3.	The vote to ratify the appointment of KPMG LLP as auditors of ProQuest Company for 2002, was as follows:

Votes for	Votes against	Votes abstained
20,772,105	404,722	7,011

Item 5. Other Information.

The following information illustrates our pro forma EBIT for all quarters and the full year 2001 adjusted on a pro forma basis for the removal of goodwill amortization in order to assist in comparing the impact of the adoption of SFAS No. 142 that was adopted in the first quarter of fiscal 2002 (in millions):

	First Quarter 2001		Second Quarter 2001		Third Quarter 2001		Fourth Quarter 2001		Full Year 2001
EBIT (1)	ProForma	Actual	ProForma	Actual	ProForma	Actual	ProForma	Actual	ProForma	Actual
I&L	$10.4	$9.0	$11.0	$9.5	$10.0	$8.5	$14.7	$13.3	$46.1	$40.3
PBS	9.1	8.5	10.6	10.0	10.7	10.1	12.0	11.4	42.4	40.0
Corp. /Other	(3.3)	(3.3)	(3.0)	(3.0)	(2.9)	(2.9)	(2.4)	(2.4)	(11.6)	(11.6)

Total EBIT	$16.2	$14.2	$18.6	$16.5	$17.8	$15.7	$24.3	22.3	$76.9	$68.7

(1)
EBIT is defined as earnings from continuing operations before interest and income taxes, net of nonrecurring items which include equity in loss of affiliate and net gain on sales of discontinued operations.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Index Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	PROQUEST COMPANY

/S/ JAMES P. ROEMER

Chairman and Chief Executive Officer

/S/ ALAN ALDWORTH

President and Chief Operating Officer

/S/ KEVIN GREGORY

Vice President, Chief Financial
Officer and Assistant Secretary