Form 10-Q
period 2002-09-28
PROQUEST CO
filed 2002-11-12
CIK 215219

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended                                Commission file number
 September 28, 2002                                          1-3246

                                PROQUEST COMPANY
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                     36-3580106
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

300 North Zeeb Road, Ann Arbor, Michigan                 48103-1553
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code: (734) 761-4700

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

         The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of November 4, 2002 was 28,005,019.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              PAGE
-------  ---------------------                                              ----
Item 1.  Consolidated Financial Statements

           Consolidated Statements of Operations for
             the Thirteen and Thirty-Nine Weeks Ended
             September 28, 2002 and September 29, 2001 .....................   1

           Consolidated Balance Sheets as of
             September 28, 2002, December 29, 2001 and
             September 29, 2001 ............................................   2

           Consolidated Statements of Cash Flows for
             the Thirty-Nine Weeks Ended
             September 28, 2002 and September 29, 2001 .....................   3

           Notes to the Consolidated Financial
             Statements ....................................................   4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ......................................................  14

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk ...............................................  25

Item 4.  Controls and Procedures ...........................................  25

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings .................................................  26

Item 5.  Other Information .................................................  26

Item 6.  Exhibits and Reports on Form 8-K ..................................  26


SIGNATURE PAGE .............................................................  27

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER ...............................  28

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER ...............................  30

                        ProQuest Company and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                                -------------------------------     ------------------------------
                                                                  Sept. 28,         Sept. 29,         Sept. 28,        Sept. 29,
                                                                    2002              2001              2002             2001
                                                                -------------     -------------     -------------    -------------
Net sales                                                        $  106,370        $   98,617        $  318,102       $   295,213
Cost of sales                                                       (52,094)          (44,554)         (151,464)         (137,249)
                                                                -------------     -------------     -------------    --------------
Gross profit                                                         54,276            54,063           166,638           157,964

Research and development expense                                     (4,364)           (5,365)          (14,853)          (15,946)
Selling and administrative expense                                  (28,010)          (32,951)          (86,079)          (95,548)
                                                                -------------     -------------     -------------    --------------

Earnings from continuing operations before interest,
  income taxes and equity in loss of affiliate                       21,902            15,747            65,706            46,470

Net interest expense:
 Interest income                                                      1,000                35             2,153               217
 Interest expense                                                   (13,286)           (6,297)          (28,519)          (18,845)
                                                                -------------     -------------     -------------    -------------
Net interest expense                                                (12,286)           (6,262)          (26,366)          (18,628)

Earnings from continuing operations before income
  taxes and equity in loss of affiliate                               9,616             9,485            39,340            27,842
Income tax expense                                                   (3,654)           (3,794)          (14,949)          (11,137)
Equity in loss of affiliate                                               -            (1,802)                -           (13,374)
                                                                -------------     -------------     -------------    -------------

Earnings from continuing operations                                   5,962             3,889            24,391             3,331
Discontinued Operations:
Earnings from discontinued operations, net (less
  applicable income taxes of $0, $534, $0 and
  $1,937 respectively)                                                    -               800                 -             2,905
(Loss) gain on sales of discontinued operations,
  net, (less applicable income taxes (benefit)
  of $0, ($23,458), $0 and $5,598 respectively)                           -           (35,187)                -             8,396
                                                                -------------     -------------     -------------    -------------
Net earnings (loss)                                                   5,962           (30,498)           24,391            14,632
                                                                =============     =============     =============    =============

Net earnings (loss) per common share:
Basic:
  Earnings from continuing operations                                  0.21              0.16              0.95              0.14
  Earnings from discontinued operations                                   -              0.03                 -              0.12
  (Loss) gain on sales of discontinued operations                         -             (1.47)                -              0.36
  Net earnings (loss)                                                  0.21             (1.28)             0.95              0.62

Diluted:
  Earnings from continuing operations                                  0.21              0.16              0.94              0.14
  Earnings from discontinued operations                                   -              0.03                 -              0.12
  (Loss) gain on sales of discontinued operations                         -             (1.45)                -              0.35
  Net earnings (loss)                                                  0.21             (1.26)             0.94              0.61

Average number of common shares and equivalents outstanding:

Basic                                                                27,993            23,865            25,581            23,735
Diluted                                                              28,343            24,271            26,056            24,006


     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                       ProQuest Company and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                               ASSETS

                                                                            Sept. 28, 2002      Dec. 29, 2001       Sept. 29, 2001
                                                                           ----------------   -----------------    -----------------
Current assets:
Cash and cash equivalents                                                   $       1,110     $          495       $      114,577
Accounts receivable, net                                                          111,313             89,726              105,246

Inventory                                                                           4,127              4,441                5,033
Other current assets                                                               43,832             33,283               34,130
                                                                           ---------------    ---------------      ---------------

Total current assets                                                              160,382            127,945              258,986

Property, plant, equipment and product masters, at cost                           486,799            446,872              434,650
Accumulated depreciation                                                         (320,882)          (292,843)            (288,507)
                                                                           ---------------    ---------------      ---------------
Net property, plant, equipment and product masters                                165,917            154,029              146,143

Long-term receivables                                                               2,730             23,200               23,717
Goodwill                                                                          243,209            231,533              221,750
Other assets                                                                      102,489             89,226               74,697
                                                                           ---------------    ---------------      ---------------

Total assets                                                                $     674,727     $      625,933       $      725,293
                                                                           ===============    ===============      ===============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Notes payable                                                               $          19     $          564       $        1,010
Current maturities of long-term debt                                                  138                292                  328
Accounts payable                                                                   39,728             40,469               35,272
Accrued expenses                                                                   45,004             85,740               49,449
Current portion of long-term deferred income                                       27,223             28,948               28,484
Deferred income                                                                   105,290            111,915              109,504
                                                                           ---------------    ---------------      ---------------

Total current liabilities                                                         217,402            267,928              224,047
                                                                           ---------------    ---------------      ---------------

Long-term liabilities:
Long-term debt, less current maturities                                           209,361            252,782              374,246
Long-term deferred income                                                          51,711             59,933               61,806
Other liabilities                                                                  86,134             90,362              119,256
                                                                           ---------------    ---------------      ---------------

Total long-term liabilities                                                       347,206            403,077              555,308
                                                                           ---------------    ---------------      ---------------

Shareholders' equity:
Common stock, $.001 par value, 28,455 issued and 28,005
 outstanding at September 28, 2002, 24,546 shares issued and 24,096 shares outstanding at December 29, 2001, and 24,381 shares issued and
 23,939 shares outstanding at September 29, 2001                                       28                 24                   24
Capital surplus                                                                   296,924            169,050              163,515
Notes receivable from executives                                                     (674)            (1,071)              (1,229)
Retained earnings (accumulated deficit)                                          (171,460)          (195,851)            (198,983)
Treasury stock                                                                    (11,529)           (11,335)             (11,073)
Other comprehensive income (loss):
 Accumulated foreign currency translation adjustment                               (2,220)             1,001                  952
 Unrealized loss from derivatives                                                    (950)            (6,890)              (7,268)
                                                                           ---------------    ---------------      ---------------

 Accumulated other comprehensive loss                                              (3,170)            (5,889)              (6,316)
                                                                           ---------------    ---------------      ---------------

Total shareholders' equity (deficit)                                              110,119            (45,072)             (54,062)
                                                                           ---------------    ---------------      ---------------

Total liabilities and shareholders' equity                                  $     674,727     $      625,933       $      725,293
                                                                           ===============    ===============      ===============

     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                        ProQuest Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                         Thirty-Nine Weeks Ended
                                                                                ----------------------------------------
                                                                                   September 28,          September 29,
                                                                                       2002                    2001
                                                                                ----------------         ---------------
Operating  activities:

Earnings from continuing operations                                             $      24,391            $      3,331
Adjustments to reconcile net earnings to net cash used
 in operating activities:
Equity in loss of affiliate                                                                 -                  13,374
Depreciation and amortization                                                          35,057                  40,647
Deferred income taxes                                                                  13,234                   7,920
Interest expense due to swap settlement                                                 7,414                       -

Changes in operating assets and liabilities:
Accounts receivable, net                                                              (24,229)                (27,949)
Inventory                                                                                 352                     (39)
Other current assets                                                                  (10,155)                (13,041)
Long-term receivables                                                                  (1,280)                   (517)
Other assets                                                                          (19,317)                (10,345)
Accounts payable                                                                       (1,507)                 (4,002)
Accrued expenses                                                                      (22,017)                (11,603)
Deferred income                                                                       (12,578)                  3,065
Long-term deferred income                                                              (9,947)                 (4,800)
Other long-term liabilities                                                            (3,547)                     61
Other, net                                                                                460                   1,180
                                                                                --------------           -------------

Net cash used in continuing operations                                                (23,669)                 (2,718)

Investing activities:
Expenditures for property, plant, equipment and product masters                       (42,532)                (37,326)
Acquisitions, net of cash acquired                                                     (4,751)                (17,805)
Proceeds from sales of discontinued operations                                              -                 294,250
Cash paid for settlement of interest rate derivative contracts                         (9,765)                      -
                                                                                --------------           -------------

Net cash (used in) provided by investing activities                                   (57,048)                239,119

Financing activities:
Net decrease in short-term debt                                                          (827)                (13,926)
Proceeds from long-term debt                                                          363,470                  33,683
Repayment of long-term debt                                                          (407,045)               (161,396)
Proceeds from sales of common stock, net                                              123,295                       -
Proceeds from exercise of stock options, net                                            4,583                   6,807
                                                                                --------------           -------------

Net cash provided by (used in) financing activities                                    83,476                (134,832)

Net cash provided by discontinued operations                                                -                   7,815
Effect of exchange rate changes on cash                                                (2,144)                   (433)
                                                                                --------------           -------------

Increase in cash and cash equivalents                                                     615                 108,951

Cash and cash equivalents, beginning of period                                            495                   5,626
                                                                                --------------           -------------

Cash and cash equivalents, end of period                                        $       1,110            $    114,577
                                                                                ==============           =============

     The accompanying Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                        ProQuest Company and Subsidiaries

                 Notes to the Consolidated Financial Statements

           (Dollars and shares in thousands, except per share amounts)

                                   (Unaudited)

Note 1 - Basis of Presentation

     These consolidated financial statements include the accounts of ProQuest Company and its subsidiaries, including Information & Learning ("I&L") and ProQuest Business Solutions ("PBS"), and are unaudited.

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

     In the first quarter of fiscal 2000, we adopted a plan to divest the Mail and Messaging Technologies and Imaging businesses and our financing subsidiary. During 2001, we completed these divestitures. In 2001, the operating results of these businesses have been segregated from our continuing operations.

Note 2 - Significant Accounting Policies

     Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts which was $1,585, $1,353 and $1,590 at September 28, 2002, December 29, 2001 and September 29, 2001, respectively.

     Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out ("FIFO") method) or market.

     The components of inventory are shown in the table below as of the dates indicated:

                                         September 28,      December 29,      September 29,
                                              2002              2001               2001
                                        ---------------    --------------    ---------------
Finished products                        $       1,513      $      1,821      $       2,085
Products in process and materials                2,614             2,620              2,948

                                        ---------------    --------------    ---------------
Total Inventory                          $       4,127      $      4,441      $       5,033
                                        ===============    ==============    ===============

     Property, Plant, Equipment, and Product Masters.
Property, plant, equipment, and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for I&L product masters (which represent the cost to create electronic and microform master document copies), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters. The carrying value of the product masters is $125,634 (net of $224,038 of depreciation), $104,701 (net of $202,514 of depreciation) and $99,892 (net of $196,442 of depreciation) at September 28, 2002, December 29, 2001 and September 29, 2001, respectively.

     Derivative Financial Instruments and Hedging Activities.
All derivative instruments are recognized as assets or liabilities in the balance sheet and measured at fair value.

     In the past, all of our interest bearing loans and borrowings were subject to interest rate risk. As part of our risk management program, we utilized US dollar interest rate swaps and designated them as cash flow hedges of the US dollar LIBOR interest rate debt issuances.

     During the third quarter of fiscal 2002, we dedesignated and settled $200 million notional amount of interest rate swaps as a result of our debt refinancing (see Note 11). As a result, we recognized an additional $8,272 in interest expense.

     Also in anticipation of our debt refinancing, (see Note 11) we entered into Treasury Rate Locks ("locks") in August 2002 with the notional amount of $75 million. These locks effectively fixed the underlying treasury rate for the pricing of our private placement at 3.67%. These locks settled on September 17, 2002, the same day our private placement deal was priced. The unrealized loss of these locks in the amount of $950 (net of tax) is recorded in Other Comprehensive Income, and will be recognized over the life of the notes. Approximately $0.2 million of net derivative losses included in other comprehensive income at September 28, 2002 will be reclassified into earnings within twelve months from that date.

     During the third quarter of 2001, we dedesignated $150 million of notional amount swaps due to the sale of discontinued operations (see Note 3). The Company recognized an additional $6 million (net of tax) expense as a result of the dedesignation of these cash flow hedges, and reported it in the (loss) gain on sales of discontinued operations.

     Net Earnings per Common Share. Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period, and assumes the issuance of additional common shares for all dilutive stock options outstanding during the period. A reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted earnings per share is shown in the table below for the period indicated:

                                     Thirteen Weeks                      Thirty-Nine Weeks
                                         Ended                                 Ended
                           ----------------------------------   ----------------------------------
                            September 28,      September 29,     September 28,      September 29,
                                 2002               2001              2002               2001
                           ---------------    ---------------   ---------------    ---------------
Basic                              27,993             23,865            25,581             23,735
Dilutive effect of
  stock options                       350                406               475                271

                           ---------------    ---------------   ---------------    ---------------
Diluted                            28,343             24,271            26,056             24,006
                           ===============    ===============   ===============    ===============

Note 3 - Discontinued Operations

     The net (loss) gain resulting from the sales of the Imaging and MMT International businesses and the North American MMT business, the scanner equipment business and the financing subsidiary in 2001 was derived as follows:

                                                      September 29, 2001
                                         -------------------------------------------
                                           Thirteen Weeks        Thirty-Nine Weeks
                                               Ended                   Ended
                                         ------------------    ---------------------
Purchase price                            $       145,000       $          331,000
Net assets, reserves, and expenses               (203,645)                (317,006)

                                         ------------------    ---------------------
(Loss) gain on sales                      $       (58,645)      $           13,994
Income tax benefit (expense)                       23,458                   (5,598)
                                         ------------------    ---------------------
(Loss) gain on sales of discontinued
  operations, net of tax                  $       (35,187)      $            8,396
                                         ==================    =====================

     Results for discontinued operations are shown in the tables below for the periods indicated:

                        Thirteen Weeks Ended September 29, 2001                  Thirty-Nine Weeks Ended September 29, 2001
                   --------------------------------------------------    ---------------------------------------------------------
                     MMT N.A.                               Total          MMT N.A.                                     Total
                      & BHFS     Imaging    MMT Intl.     Disc. Ops.        & BHFS       Imaging      MMT Intl.       Disc. Ops.
                   -----------  ---------  -----------  -------------    ------------  -----------  -------------  ---------------
Net sales          $    83,719  $       -  $         -  $      83,719    $    258,311  $    10,924  $      29,542  $       298,777
                   ===========  =========  ===========  =============    ============  ===========  =============  ===============

EBIT (1)           $     3,877  $       -  $         -  $       3,877    $     12,993  $     1,133  $        (893) $        13,233

Interest expense                                               (2,543)                                                      (8,391)
                                                        -------------                                              ---------------

Earnings before
  income tax                                            $       1,334                                              $         4,842

Income tax
  expense                                               $        (534)                                             $        (1,937)
                                                        -------------                                              ---------------

Earnings from
  discontinued
  operations, net                                       $         800                                              $         2,905
                                                        =============                                              ===============

     (1) EBIT is defined as earnings (loss) from discontinued operations before interest and income taxes.

Note 4 - Comprehensive Income

         Comprehensive income or losses include all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners.

         Comprehensive income is shown in the table below for the periods indicated:

                                                             Thirteen Weeks                     Thirty-Nine Weeks
                                                                 Ended                                Ended
                                                   ---------------------------------    ---------------------------------
                                                    September 28,     September 29,      September 28,     September 29,
                                                        2002              2001               2002              2001
                                                   ---------------   ---------------    ---------------   ---------------
Net earnings (loss)                                $         5,962   $       (30,498)   $        24,391   $        14,632
Other comprehensive income (loss):
Unrealized gain (loss)
  from derivative instruments,
  net of tax                                                 3,587            (1,907)             5,940            (7,268)
Foreign currency translation
  adjustments                                               (1,415)              626             (3,221)            1,055

                                                   ---------------   ---------------    ---------------   ---------------
Comprehensive income (loss)                        $         8,134   $       (31,779)   $        27,110   $         8,419
                                                   ===============   ===============    ===============   ===============

     The net unrealized gain (loss) on derivative instruments and foreign currency translation adjustments does not impact our current income tax expense.

Note 5 - Segment Reporting

     Information concerning our reportable business segments is shown in the tables below for the periods indicated:

                                                                  Thirteen Weeks Ended September 28, 2002
                                                      ---------------------------------------------------------------
                                                           I&L             PBS             Corp.           Total
                                                      -------------   --------------   -------------   --------------
Net sales                                             $      61,711   $       44,659   $           -   $      106,370

Earnings from continuing operations
  before interest and taxes                                  11,894           13,234          (3,226)          21,902

Capital expenditures                                         12,047              695               6           12,748

Depreciation & amortization                                  10,459              915              34           11,408

Total assets                                                501,477          106,379          66,871          674,727

                                                                  Thirteen Weeks Ended September 29, 2001
                                                      ---------------------------------------------------------------
                                                           I&L             PBS             Corp.           Total
                                                      -------------   --------------   -------------   --------------
Net sales                                             $      57,408   $       41,209   $           -   $       98,617

Earnings from continuing operations
  before interest and taxes(1)                                8,526           10,113          (2,892)          15,747

Capital expenditures                                         11,759            1,036              21           12,816

Depreciation & amortization(2)                               11,429            1,248             105           12,782

Total assets                                                428,249          109,654         187,390          725,293

                                                                Thirty-Nine Weeks Ended September 28, 2002
                                                      ---------------------------------------------------------------
                                                           I&L             PBS             Corp.           Total
                                                      -------------   --------------   -------------   --------------
Net sales                                             $     186,910   $      131,192   $           -   $      318,102

Earnings from continuing operations
  before interest and taxes                                  37,819           37,114          (9,227)          65,706

Capital expenditures                                         40,544            1,764             224           42,532

Depreciation & amortization                                  31,387            3,596              74           35,057

                                                                Thirty-Nine Weeks Ended September 29, 2001
                                                      ---------------------------------------------------------------
                                                           I&L             PBS             Corp.           Total
                                                      -------------   --------------   -------------   --------------
Net sales                                             $     172,821   $      122,392   $           -   $      295,213

Earnings from continuing operations
  before interest and taxes(1)                               27,051           28,620          (9,201)          46,470

Capital expenditures                                         34,010            3,285              31           37,326

Depreciation & amortization(2)                               34,594            5,063             307           39,964

     (1) Excludes equity in loss of affiliate and gain (loss) on sales of discontinued operations.
     (2) Excludes amortization/write-off of deferred financing costs.

Note 6 - Investments in Affiliates

         We own approximately 38% of bigchalk.com, inc. ("bigchalk") on a fully-diluted basis. bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration and professional development for teachers, librarians and school administrators in the kindergarten through twelfth grade educational community. We account for our investment in bigchalk on the equity method and the carrying value of this investment was $0 at September 28, 2002, December 29, 2001 and September 29, 2001.

         We record our equity investment in bigchalk on the consolidated balance sheets within "Other assets" and our share of bigchalk's losses as "Equity in loss of affiliate".

         Summarized financial information of bigchalk, which is accounted for as indicated above, is as follows:

Condensed Statements of Operations:

                                                 Thirteen Weeks                            Thirty-Nine Weeks
                                                     Ended                                       Ended
                                   -----------------------------------------   -----------------------------------------
                                     September 28,         September 29,         September 28,         September 29,
                                          2002                 2001                   2002                  2001
                                   -------------------  --------------------   -------------------   -------------------
Net sales                                     $ 5,958               $ 7,085              $ 19,952              $ 21,223
Gross profit                                    4,232                 4,762                13,852                14,196
Loss before income taxes                       (2,655)               (6,555)               (7,590)              (27,908)
Net loss                                       (7,619)              (11,822)              (21,896)              (40,541)

Condensed Statements of Financial Condition:

                                                                September 28,            December 29,          September 29,
                                                                     2002                   2001                   2001
                                                           ---------------------   ---------------------  ---------------------
Current assets                                                  $        26,837          $       28,985        $        35,873
Non-current assets                                                       11,297                  18,852                 53,615

                                                           ---------------------   ---------------------  ---------------------
Total assets                                                    $        38,134          $       47,837        $        89,488
                                                           =====================   =====================  =====================

Current liabilities                                                      18,783                  20,592                 21,969
Non-current liabilities                                                 131,344                 117,344                110,930
Stockholders' deficit                                                  (111,993)                (90,099)               (43,411)

                                                           ---------------------   ---------------------  ---------------------
Total liabilities and stockholders' deficit                     $        38,134          $       47,837        $        89,488
                                                           =====================   =====================  =====================


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

         The following sets forth a reconciliation of net earnings and earnings per share information adjusted for the non-amortization provisions for SFAS No. 142 for the periods indicated:

                                                                    Thirteen Weeks                        Thirty-Nine Weeks
                                                                       Ended                                    Ended
                                                       -------------------------------------   -------------------------------------
                                                        September 28,       September 29,        September 28,      September 29,
                                                             2002               2001                 2002                2001
                                                       -----------------  ------------------   ------------------  -----------------
Earnings from continuing operations                     $         5,962     $         3,889      $        24,391    $         3,331
Earnings from discontinued
  operations, net of tax                                              -                 800                    -              2,905
(Loss) gain on sales of discontinued
  operations, net of tax                                              -             (35,187)                   -              8,396
Add back: Goodwill amortization,
  net of tax                                                          -               1,231                    -              3,665

                                                       -----------------  ------------------   ------------------  -----------------
Adjusted net earnings (loss)                            $         5,962     $       (29,267)     $        24,391    $        18,297
                                                       =================  ==================   ==================  =================

                                                                    Thirteen Weeks                         Thirty-Nine Weeks
                                                                         Ended                                   Ended
                                                       -------------------------------------   -------------------------------------
                                                        September 28,       September 29,        September 28,      September 29,
                                                             2002               2001                 2002                2001
                                                       -----------------  ------------------   ------------------  -----------------
Basic net earnings per share:
Earnings from continuing operations                     $          0.21     $          0.16      $          0.95    $          0.14
Earnings from discontinued operations                                 -                0.03                    -               0.12
(Loss) gain on sales of
  discontinued operations                                             -               (1.47)                   -               0.36
Add back: Goodwill amortization                                       -                0.05                    -               0.15
                                                       -----------------  ------------------   ------------------  -----------------
Adjusted basic net earnings (loss)
  per share                                             $          0.21     $         (1.23)     $          0.95    $          0.77
                                                       =============================================================================

                                                                   Thirteen Weeks                         Thirty-Nine Weeks
                                                                         Ended                                  Ended
                                                       -------------------------------------   -------------------------------------
                                                        September 28,       September 29,        September 28,      September 29,
                                                             2002               2001                 2002                2001
                                                       -----------------  ------------------   ------------------  -----------------
Diluted net earnings per share:
Earnings from continuing operations                     $          0.21     $          0.16      $          0.94    $          0.14
Earnings from
  discontinued operations                                             -                0.03                    -               0.12
(Loss) gain on sales of
  discontinued operations                                             -               (1.45)                   -               0.35
Add back: Goodwill amortization                                       -                0.05                    -               0.15
                                                       -----------------  ------------------   ------------------  -----------------
Adjusted diluted net earnings (loss)
  per share                                             $          0.21     $         (1.21)     $          0.94    $          0.76
                                                       =================  ==================   ==================  =================

         The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 28, 2002 are as follows:

                                             I&L        PBS       Total
                                           ---------  -------  ---------

Balance as of December 30, 2001            $ 183,948  $47,585  $ 231,533
Reclassification of goodwill previously
  included in other assets                     2,054        -      2,054
Goodwill acquired (1)                          9,622        -      9,622

                                           ---------  -------  ---------
Balance as of September 28, 2002           $ 195,624  $47,585  $ 243,209
                                           =========  =======  =========


(1) Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for acquisitions.

Note 8 - Other Assets

         Other assets at September 28, 2002, December 29, 2001 and September 29, 2001 consisted of the following:

                                                        As of
                                     ------------------------------------------
                                      September 28,  December 29,  September 29,
                                           2002          2001           2001
                                     -------------   -----------   ------------

Long-term deferred tax asset             $  35,653      $ 35,653       $ 23,808
Licenses, net                               12,939        10,939         10,588
Purchased / developed software, net         43,571        33,995         31,287
Long-term commissions                        4,914         5,277          5,394
Other                                        5,412         3,362          3,620

                                     -------------   -----------   ------------
Total                                    $ 102,489      $ 89,226       $ 74,697
                                     =============   ===========   ============



Note 9 - Other Liabilities

         Other liabilities at September 28, 2002, December 29, 2001 and September 29, 2001 consisted of the following:

                                                        As of
                                     ------------------------------------------
                                      September 28,  December 29,  September 29,
                                          2002           2001           2001
                                     -------------   -----------   ------------

Deferred incentive compensation          $  38,667      $ 42,841      $  50,921
Interest rate swaps                              -        10,093         20,137
Deferred taxes                              47,394        37,162         47,230
Other                                           73           266            968

                                     -------------   -----------   ------------
Total                                    $  86,134      $ 90,362      $ 119,256
                                     =============   ===========   ============

Note 10 - Stock Offering

         On June 21, 2002, we successfully completed a secondary stock offering of 3.7 million shares of $.001 par value common stock at a price of $35.40 per share in which we received net proceeds of $123.3 million, after offering expenses.

Note 11 - Debt Refinancing

         On October 3, 2002 we replaced our $375 million fixed rate credit facility with a private placement of $150 million in 5.45% senior notes due October 1, 2012 and a new $175 million variable rate revolving credit facility. This debt refinancing is reflected in the third quarter as it was agreed upon and priced on September 17, 2002 and funded on October 3, 2002.

         The proceeds from the sale of these notes and the new facility were used to pay off our current revolving credit facility, and for general corporate purposes.

         Interest on the notes is payable semi-annually on April 1 and October 1.

         As a result of this debt refinancing, we recorded a one-time charge in the amount of approximately $8.2 million in interest expense related to the dedesignation and settlement of $200 million notional amount of interest rate swaps we had outstanding as part of our previous risk management strategy as well as writing off the remaining deferred fees on the $375 million credit facility.

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

Safe Harbor for Forward-Looking Statements

         Except for the historical information and discussions contained herein, statements contained in this release may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risk, risk of new competitors, any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the education and library markets, the availability of free or advertising-supported research information on the Internet, including effects of and rate of acceptance of Internet-based solutions, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in our filings with the SEC, including without limitation, our Annual Report on Form 10-K for fiscal 2001 and our S-3 filed on June 17, 2002. These factors may cause our actual results to differ from any forward-looking statement.

Results of Operations
---------------------

Third Quarter of Fiscal 2002 Compared to Third Quarter of Fiscal 2001
---------------------------------------------------------------------

                                                  Thirteen Weeks Ended
                                                 (dollars in millions)
                              ------------------------------------------------------------
                                                                           Pro Forma (2)
                              Sept. 28,    % of     Sept. 29,   % of     Sept. 29,   % of
                                2002      sales       2001     sales       2001     sales
                              ---------  --------   --------   ------    --------   ------
Net sales                        $106.4     100.0%    $ 98.6    100.0%     $ 98.6    100.0%
Cost of sales                     (52.1)    (49.0%)    (44.5)   (45.1%)     (46.1)   (46.8%)
                              ---------  --------   --------   ------    --------   ------

Gross profit                       54.3      51.0%      54.1     54.9%       52.5     53.2%

Research and development           (4.4)     (4.1%)     (5.3)    (5.4%)      (5.3)    (5.3%)
Selling and
  administrative expense          (28.0)    (26.3%)    (33.0)   (33.5%)     (29.4)   (29.8%)
                              ---------  --------   --------   ------    --------   ------

Earnings from continuing
  operations before interest,
  income taxes and equity in
  loss of affiliate                21.9      20.6%      15.8     16.0%       17.8     18.1%

Net interest expense              (12.3)    (11.6%)     (6.3)    (6.4%)      (6.3)    (6.4%)
Income tax expense                 (3.6)     (3.4%)     (3.8)    (3.8%)      (4.6)    (4.7%)
Equity in loss of affiliate           -       0.0%      (1.8)    (1.8%)      (1.8)    (1.8%)
                              ---------  --------   --------   ------    --------   ------

Earnings from
  continuing operations(1)       $  6.0       5.6%    $  3.9      4.0%     $  5.1      5.2%
                              =========  ========   ========   ======    ========   ======

1) Excludes (loss) gain on sales of discontinued operations and earnings from discontinued operations.
2) Amounts have been adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002, as well as for the reclassification of expenses at I&L included in selling and administrative for the third quarter of 2001 that are included in cost of sales in 2002.

Net sales.



                     Thirteen Weeks
                         Ended
            -----------------------------
            September 28,   September 29,
                2002            2001
            -------------   -------------

I&L              $  61.7          $ 57.4
PBS                 44.7            41.2

            -------------   -------------
Total            $ 106.4          $ 98.6
            =============   =============

         Our net sales increased $7.8 million, or 7.9%, to $106.4 million in the third quarter of 2002 primarily due to continuing growth in sales of electronic products.

         Net sales at I&L increased $4.3 million, or 7.5%, to $61.7 million primarily as a result of a 13.5% increase in sales of electronic products partially offset by flat sales of traditional products (microfilm and paper product). A metric that we use to gauge growth in electronic products is the "annualized online subscription contract value". Annualized online subscription contract value is the projected 12-month revenue from all outstanding online subscription contracts. The total annualized online subscription value was $90.8 million and $85.1 million at third quarter end 2002 and 2001, respectively, an increase of 6.7%.

         Net sales of PBS increased $3.5 million, or 8.5%, to $44.7 million in the third quarter of 2002. This increase is primarily due to 13.3% growth in the automotive sector as a result of the completion of the transition of ADP's General Motors dealers to our electronic parts catalog in addition to higher revenues from the automotive installed base. In addition, revenue from Alison and Powersports increased 8.5% and 5.7%, respectively. This increase was partially offset by a $0.9 million decrease in sales at Media Solutions.

Cost of Sales.

                         Thirteen Weeks Ended
             ---------------------------------------------
                                               Pro Forma(1)
             September 28,   September 29,    September 29,
                 2002            2001             2001
             -------------   -------------    ------------

I&L                $ 34.9          $ 29.8           $ 31.4
PBS                  17.2            14.7             14.7

             ------------    ------------     ------------
Total              $ 52.1          $ 44.5           $ 46.1
             ============    ============     ============



(1) Amounts are pro forma for the reclassification at I&L of expenses included in selling and administrative for the third quarter of 2001 that are included in cost of sales in 2002.

         Our cost of sales increased $6.0 million to $52.1 million in the third quarter of 2002 compared to the pro forma 2001 results. The gross profit margin (net sales less cost of sales) percentage decreased 220 basis points as a result of pricing pressure in general reference products and higher levels of costs associated with XanEdu coursepacks delivered in paper format.

Research and Development.

                               Thirteen Weeks
                                   Ended
                  ---------------------------------------
                     September 28,       September 29,
                         2002                2001
                  -------------------  ------------------

I&L               $               2.1  $              2.4
PBS                               2.3                 2.9

                  -------------------  ------------------
Total             $               4.4  $              5.3
                  ===================  ==================

     Research and development expense for the third quarter 2002 decreased $0.9 million, or 17.0% to $4.4 million, due to the timing of research and development projects, as well as the completion of the development of Alison's TrackerPac product in 2001 and the decrease in research and development expenditures related to Motorcycleworld.com, which ceased operations in 2001.

Selling and Administrative Expense.

                                        Thirteen Weeks Ended
                     -----------------------------------------------------------
                                                                 Pro Forma(1)
                        September 28,       September 29,        September 29,
                            2002                2001                 2001
                     ------------------  -------------------  ------------------

I&L                  $             12.8  $              16.6  $             13.6
PBS                                12.0                 13.5                12.9
Corporate                           3.2                  2.9                 2.9

                     ------------------  -------------------  ------------------
Total                $             28.0  $              33.0  $             29.4
                     ==================  ===================  ==================

(1) Amounts are pro forma to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002, as well as for the reclassification at I&L of expenses included in selling and administrative for the third quarter of 2001 that are included in cost of sales in 2002.

        Selling and administrative expense decreased from the pro forma 2001 results by $1.4 million, or 4.8%. The decrease at I&L is due to prudent management of selling expenses. The decrease at PBS is primarily associated with decreased selling and administrative expenses associated with Media Solutions products.

Net Interest Expense.

                                             Thirteen Weeks
                                                  Ended
                                 ---------------------------------------
                                    September 28,        September 29,
                                        2002                 2001
                                 ------------------   ------------------

Interest income                  $             (1.0)  $                -
Debt                                            2.5                  3.1
Interest rate swaps                             8.6                  1.0
Monetized contracts                             1.8                  1.8
Other                                           0.4                  0.4

                                 ------------------   ------------------
Total                            $             12.3   $              6.3
                                 ==================   ==================

     Net interest expense increased $6.0 million, or 95.2%, to $12.3 million in the third quarter of 2002 primarily due to an $8.2 million one-time charge related to the settlement of our interest rate swaps as a result of our debt refinancing. Interest income increased primarily due to accrued income related to a refund on an IRS tax claim. Interest expense related to debt decreased as a result of lower interest rates.

Nine Months Year-to-Date 2002 Compared to Nine Months Year-to-Date 2001
-----------------------------------------------------------------------

                                                                      Thirty-Nine Weeks Ended
                                                                       (dollars in millions)
                                       ------------------------------------------------------------------------------------------
                                                                                                              Pro Forma (2)
                                          Sept. 28,       % of           Sept. 29,        % of          Sept. 29,       % of
                                            2002          sales            2001           sales           2001          sales
                                       --------------  ------------   --------------  ------------   --------------  ------------
Net sales                              $        318.1         100.0%  $        295.2         100.0%  $        295.2         100.0%
Cost of sales                                  (151.5)        (47.6%)         (137.2)        (46.5%)         (142.0)        (48.1%)
                                       --------------  ------------   --------------  ------------   --------------  ------------

Gross profit                                    166.6          52.4%           158.0          53.5%           153.2          51.9%

Research and development                        (14.9)         (4.7%)          (15.9)         (5.4%)          (15.9)         (5.4%)
Selling and
 administrative expense                         (86.0)        (27.0%)          (95.6)        (32.4%)          (84.7)        (28.7%)
                                       --------------  ------------   --------------  ------------   --------------  ------------

Earnings from continuing
 operations before interest,
 income taxes and equity in
 loss of affiliate                               65.7          20.7%            46.5          15.7%            52.6          17.8%

Net interest expense                            (26.4)         (8.3%)          (18.6)         (6.3%)          (18.6)         (6.3%)
Income tax expense                              (14.9)         (4.7%)          (11.2)         (3.8%)          (13.6)         (4.6%)
Equity in loss of affiliate                         -           0.0%           (13.4)         (4.5%)          (13.4)         (4.5%)
                                       --------------  ------------   --------------  ------------   --------------  ------------

Earnings from
 continuing operations(1)              $         24.4           7.7%  $          3.3           1.1%  $          7.0           2.4%
                                       ==============  ============   ==============  ============   ==============  ============

(1) Excludes (loss) gain on sales of discontinued operations and earnings from discontinued operations.
(2) Amounts are pro forma to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002, as well as for the reclassification of expenses at I&L included in selling and administrative for the first nine months of 2001 that are included in cost of sales in 2002.

Net sales.

                            Thirty-Nine Weeks
                                 Ended
                ---------------------------------------
                  September 28,        September 29,
                       2002                2001
                -------------------  ------------------

I&L             $             186.9  $            172.8
PBS                           131.2               122.4

                -------------------  ------------------
Total           $             318.1  $            295.2
                ===================  ==================

         Our net sales increased $22.9 million, or 7.8%, to $318.1 million in the first nine months of 2002.

         Net sales of I&L increased $14.1 million, or 8.2%, to $186.9 million primarily as a result of increasing sales at XanEdu and a 14.3% overall increase in sales of electronic products.

         Net sales of PBS increased $8.8 million, or 7.2%, to $131.2 million in the first nine months of 2002. This increase is primarily due to 10.1% growth in the automotive sector as a result of the completion of the transition of ADP's General Motors dealers to our electronic parts catalog in addition to higher revenues from the automotive installed base. In addition, revenue from Alison and Powersports increased 11.2% and 9.3%, respectively. This increase was partially offset by a $2.2 million decrease in sales at Media Solutions.

Cost of Sales.

                                  Thirty-Nine Weeks Ended
                ------------------------------------------------------------
                                                             Pro Forma(1)
                  September 28,        September 29,         September 29,
                       2002                2001                  2001
                -------------------  ------------------   ------------------

I&L             $             102.1  $             91.3   $             96.1
PBS                            49.4                45.9                 45.9

                -------------------  ------------------   ------------------
Total           $             151.5  $            137.2   $            142.0
                ===================  ==================   ==================



(1) Amounts are pro forma for the reclassification at I&L of expenses included in selling and administrative for the first nine months of 2001 that are included in cost of sales in 2002.

         Our cost of sales increased $9.5 million to $151.5 million in the first nine months of 2002 compared to the pro forma numbers for 2001. The gross profit margin (net sales less cost of sales) percentage increased 50 basis points compared to the adjusted 2001 results due to product mix.

Research and Development.

                            Thirty-Nine Weeks
                                 Ended
                 ---------------------------------------
                   September 28,       September 29,
                       2002                 2001
                 ------------------  -------------------

I&L              $              7.1  $               7.4
PBS                             7.8                  8.5

                 ------------------  -------------------
Total            $             14.9  $              15.9
                 ==================  ===================

     Research and development expense for the first nine months of 2002 decreased $1.0 million, or 6.3% to $14.9 million. This decrease is primarily due to the completion of the development of Alison's TrackerPac product in 2001 and the decrease in research and development expenditures related to Motorcycleworld.com, which ceased operations in 2001.


Selling and Administrative Expense.

                                   Thirty-Nine Weeks Ended
              ----------------------------------------------------------------
                                                              Pro Forma(1)
                  September 28,         September 29,         September 29,
                      2002                  2001                  2001
              --------------------  --------------------  --------------------

I&L           $               39.9  $               47.0  $               37.9
PBS                           36.9                  39.4                  37.6
Corporate                      9.2                   9.2                   9.2

              --------------------  --------------------  --------------------
Total         $               86.0  $               95.6  $               84.7
              ====================  ====================  ====================

(1) Amounts are pro forma to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002, as well as for the reclassification of expenses at I&L included in selling and administrative for the first nine months of 2001 that are included in cost of sales in 2002.

         Selling and administrative expense remained relatively flat increasing $1.3 million, or 1.5%, compared to the pro forma 2001 results due to costs related to recent acquisitions.

Net Interest Expense.

                                           Thirty-Nine Weeks
                                                Ended
                                 ------------------------------------
                                   September 28,      September 29,
                                       2002               2001
                                 -----------------  -----------------

Interest income                  $            (2.2) $            (0.2)
Debt                                           9.4               10.1
Interest rate swaps                           12.8                1.6
Monetized contracts                            5.4                6.0
Other                                          1.0                1.1

                                 -----------------  -----------------
Total                            $            26.4  $            18.6
                                 =================  =================

         Net interest expense increased $7.8 million, or 41.9%, to $26.4 million in the first nine months of 2002 primarily due to an $8.2 million one-time charge taken in the third quarter of 2002 related to the settlement of our interest rate swaps as a result of our debt refinancing as well as the fact that interest expense from interest rate swaps also increased due to a reduction in interest rates. Interest income increased primarily due to accrued income related to a refund on an IRS tax claim. Interest expense related to debt decreased as a result of lower interest rates. Interest related to the PBS monetized contracts decreased due to the reduced level of monetized contracts at PBS.

Income Tax Expense.

     For the nine months ended September 28, 2002, income taxes are recorded at an effective rate of 38%. Income tax expense increased in the first nine months of 2002 as a result of the higher level of pretax profit.

Liquidity

     Debt (net of cash and cash equivalents) decreased by $44.7 million to $208.4 million in the first nine months of 2002 as a result of the proceeds from the equity offering of $123.3 million, partially offset by cash used in operations and capital expenditures.

     In the first nine months of 2002, we utilized cash for operations of $23.7 million. Cash from operations is seasonal with net cash typically utilized in the first half of the year and cash typically generated during the second half of the year. Cash is typically generated in the second half of the year primarily because we bill and collect a significant portion of our annual microfilm subscription fees during late third quarter and fourth quarter.

     In addition to the seasonality of our cash flow, there were several items that impacted operating cash flow for the nine month period ended September 28, 2002. During the first nine months, we utilized operating cash of $15.6 million for the payment of working capital adjustments and retained liabilities related to the sales of discontinued operations in the prior year. These payments are one-time in nature and will not happen again.

     Also during the first nine months of the year, we utilized cash related to several technology projects in our Digital Vault Initiative and XanEdu production processes as well as our back office order entry system. These projects were undertaken to improve the processes and reduce costs. These projects comprise internal use software and are included in other assets on our balance sheet. We expect that these projects will be substantially completed by year-end.

     With regards to our Business Solutions' EPC agreements, we have monetized a portion of the future cash stream generated by these customer contracts. At the time of monetization, we receive a discounted amount from our formerly owned financing subsidiary (Bell & Howell Financial Services, or BHFS). The amount received is recorded as long-term deferred revenue. As the updates and service related to the EPC is delivered to the customer, a portion of the long-term deferred revenue is recognized as revenue and a portion of the discount is recognized as interest expense. As a result of the sale of BHFS and the refinancing of our new credit facility, monetization of the EPC contracts is no longer an effective strategy. We intend to reduce the number of EPC contracts that we monetize with BHFS, while complying with our contractual obligation to monetize a certain portion of EPC contracts through August 2004. As a result, the long-term deferred revenue and current portion of long-term deferred revenue will decline and there will be a cash flow effect. The reduced level of EPC contract monetization had a negative impact on cash flows for the first nine months of 2002 of $9.9 million.

     We used $57.0 million of cash in our investing activities for the first nine months of 2002. Capital expenditures increased $5.2 million or 13.9% over the first nine months of 2001, to $42.5 million due to increased expenditures on Historical Newspapers and other digital vault products. Additionally $4.8 million was used in the acquisition of Micromedia and MetaText and $9.8 million was used for the settlement of the interest rate swaps and treasury locks as a result of our debt refinancing.

     We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future. Under ProQuest's $175.0 million revolving credit facility, only $59.4 million was outstanding as of September 28, 2002.

Financial Condition

Selected Balance Sheet information.

                                                      As of
                                     ---------------------------------------
                                        September 28,         December 29,
                                            2002                 2001
                                     -------------------  ------------------

Accounts receivable, net             $             111.3  $             89.7
Other current assets                                43.8                33.3
Other assets                                       102.5                89.2
Accrued expenses                                    45.0                85.7
Deferred income                                    105.3               111.9
Other liabilities                                   86.1                90.4

         Accounts receivable increased by $21.6 million during the first nine months ended September 28, 2002, primarily due to microfilm subscriptions being billed shortly before the end of the third quarter.

         Other current assets increased primarily due to prepaid royalty payments to publishers and prepaid insurance.

         Other assets increased primarily due to payments to content providers and for software licenses and developed software to assist in digitizing products and facilitate back office functions.

         The decrease in accrued expenses compared to December 29, 2001 is due to payments made in 2002 related to discontinued operations in addition to the cancellation of the $21.7 million buyers note as part of the working capital settlement on the sale of our MMT North American business, the scanner equipment business and our financing subsidiary.

         Deferred income decreased by $6.6 million during the first nine months ended September 28, 2002, due to the timing of subscription billings and a loss of certain general reference database contracts in the third quarter of 2002.

         The decrease in other liabilities is mainly attributable to the settlement of $200 million notional amount interest rate swaps in July 2002 as a result of our debt refinancing.

Debt Refinancing

         On October 3, 2002 we replaced our $375 million credit facility with a $175 million variable rate revolving credit facility and a private placement of $150 million in 5.45% fixed rate senior notes due October 1, 2012. Interest on the notes is payable semi-annually on April 1 and October 1. This debt refinancing is reflected in the third quarter as it was agreed upon and priced on September 17, 2002 and funded on October 3, 2002.

         The proceeds from the sale of these notes and the new facility were used to pay off the company's current revolving credit facility, and for general corporate purposes.

         As a result of this debt refinancing, we recorded a one-time charge in the amount of approximately $8.2 million in interest expense related to settling $200 million notional amount of interest rate swaps we had outstanding as part of our previous risk management strategy as well as writing off the remaining deferred fees on the original revolver loan.

Interest Rate Risk Management

         As part of our debt refinancing, we have fixed a portion of our long-term debt. The new revolver loan is variable-rate long-term debt, which exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

         We have decided not to hedge this interest rate risk, instead we have limited this risk by refinancing a portion of our debt to 10-year notes with a seven year average life and fixed rate, with a 5.45% fixed coupon rate, and a 5.6% effective rate.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         As a result of our financing activities, we are exposed to changes in interest rates which may adversely effect our results of operations and financial position. We have decided not to hedge this interest rate risk. Instead we have limited this risk by refinancing $150 million of our debt to long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven year average life. Our remaining debt is variable-rate long-term debt which exposes us to variability in interest payments due to changes in interest rates.

Foreign Currency Risk

         As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge our significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. We have entered into various contracts to buy or sell foreign currencies. The contracts have maturity dates extending through October 2002 and are for an aggregate notional amount of $47.6 million at September 28, 2002. We are exposed to market risk in the event of nonperformance by our counterparties (major international banks) to these contracts; however, such nonperformance is not anticipated. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 4.

Controls and Procedures

         Based on recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II. Other Information

Item 1. Legal Proceedings.

     The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material adverse effect upon the consolidated operations or financial condition of the Company.

Item 5.

Other Information

         In an effort to provide more disclosure of financial results, we included a quarterly cash flow statement in the third quarter press release. The third quarter net cash provided by operations before unusual items was understated due to the inclusion of some of the exchange rate changes in operating cash flow as opposed to including them in "Effect of exchange rate changes on cash". In the press release cash flow schedule, the nine-month year-to-date figures are correct. In addition, the overall change in cash was correct in the third quarter cash flow statement. The following is a corrected cash flow schedule for the third quarter ended September 28, 2002.

                                                                                                    Third Quarter
                                                                                --------------------------------------------------
                                                                                     September 28,                September 29,
                                                                                         2002                         2001
                                                                                -----------------------      ---------------------
Operating activities:

Pro forma earnings (1)                                                                           11,090                      6,905
Adjustments to reconcile net income to net cash provided
  by operating activities:
Depreciation and amortization (2)                                                                11,408                     10,977
Deferred income taxes                                                                             3,077                      6,263

Changes in operating assets and liabilities:
Accounts receivable, net                                                                        (36,771)                   (42,466)
Inventory                                                                                           278                        154
Other current assets                                                                             (5,155)                    (3,713)
Long-term receivables                                                                               517                       (669)
Other assets                                                                                    (12,469)                    (4,005)
Accounts payable                                                                                  4,125                      2,576
Accrued expenses                                                                                  7,631                      3,311
Deferred income                                                                                  27,085                     27,516
Other long-term liabilities                                                                         (81)                    (5,335)
Other, net                                                                                        6,258                      4,002
Deferred income - monetized contracts                                                            (4,217)                    (1,208)
                                                                                -----------------------      ---------------------

Net cash provided by operations before unusual items                                             12,776                      4,308

Changes in working capital items related to discontinued operations                              (3,000)                         0
                                                                                -----------------------      ---------------------


Net cash provided by operations                                                                   9,776                      4,308

Investing activities:
Expenditures for property, plant, equipment and product masters                                 (12,748)                   (12,816)
Acquisitions, net of cash acquired                                                               (2,134)                    (5,500)
Proceeds from sales of discontinued operations                                                        -                    108,250
Cash paid for settlement of interest rate swap contracts                                         (9,765)                         -
                                                                                -----------------------      ---------------------

Net cash (used in) provided by investing activities                                             (24,647)                    89,934

Financing activities:
Net decrease in short-term debt                                                                     (57)                    (3,412)
Net payments of long-term debt                                                                    9,266                     (6,037)
Proceeds from common stock, net                                                                     253                      3,185
                                                                                -----------------------      ---------------------

Net cash provided by (used in) financing activities                                               9,462                     (6,264)


Net cash used in discontinued operations                                                              -                     12,791
Effect of exchange rate changes on cash                                                          (2,467)                        52
                                                                                -----------------------      ---------------------

(Decrease) / increase in cash and cash equivalents                                               (7,876)                   100,821

Cash and cash equivalents, beginning of period                                                    8,986                     13,756
                                                                                -----------------------      ---------------------

Cash and cash equivalents, end of period                                        $                 1,110      $             114,577
                                                                                =======================      =====================

(1) In 2002, amounts have been adjusted to exclude settlement of related interest rate swaps and the write-off of remaining fees on previous revolving credit facility in third quarter of 2002. In 2001, amounts have been adjusted for the equity in loss of affiliate and to remove goodwill amortization to assist in comparing the impact of the adoption of SFAS 142.

(2) In 2001, amounts have been adjusted to remove goodwill amortization to assist in comparing the impact of the adoption of SFAS 142.

Note: Certain reclassifications to the 2001 consolidated financial statements have been made to conform to the 2002 presentation.

Item 6. Exhibits and Reports on form 8-K.

(a)      Exhibits:

Index Number         Description
------------         -----------

   10.16 Note Purchase Agreement dated as of October 1, 2002 ProQuest Company $150,000,000 5.45% Senior Notes due October 1, 2012.

   10.17 Revolving Credit Agreement dated as of October 3, 2002 among ProQuest Company, the lenders listed therein and Banc of America Securities LLC.

    99.1 Certification of James P. Roemer, Chairman and Chief Executive Officer of ProQuest Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of Kevin Gregory, Vice President, Chief Financial Officer and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on form 8-K.

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 2002                    PROQUEST COMPANY





                                            /s/  James P. Roemer
                                            ----------------------
                                            Chairman and Chief
                                            Executive Officer






                                            /s/  Kevin Gregory
                                            ----------------------
                                            Vice President, Chief
                                            Financial Officer and
                                            Assistant Secretary

                                 CERTIFICATIONS

Certification of Principal Executive Officer

I, James P. Roemer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ProQuest Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 12, 2002


                                                            /s/  James P. Roemer
                                                            --------------------
                                                            James P. Roemer
                                                            Chairman & Chief
                                                            Executive Officer

Certification of Principal Financial Officer

I, Kevin Gregory, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of ProQuest Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 12, 2002

                                                         /s/  Kevin Gregory
                                                         -----------------------
                                                         Kevin Gregory
                                                         Vice President, Chief
                                                         Financial Officer and
                                                         Assistant Secretary