Form 10-K
period 2002-12-28
PROQUEST CO
filed 2003-03-27
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
EXCHANGE ACT OF 1934

    For the transition period from            to

Commission file number 1-3246

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates (based upon the per share closing price of $35.50 on June 29, 2002) was approximately $302 million.

The number of shares of the Registrant’s common stock, $.001 par value, outstanding as of March 18, 2003 was 28,026,367.

Documents Incorporated By Reference

(1)	Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement related to the 2003 Annual Meeting of Stockholders, to be filed subsequent to the date hereof pursuant to Schedule 14A—Part III.

Part I

ProQuest Company

Item 1. Business.

ProQuest Company is a leading provider of value-added information to the library, classroom, automotive and powersports markets. We have more than 50 years of experience in information and content aggregation. Our predecessor company, Bell & Howell Company, has been synonymous with creative and technology-based solutions since 1904. It was incorporated in Delaware in 1904. In 2001, we sold our legacy Imaging, Mail and Messaging Technologies and finance-related businesses and changed our name to ProQuest Company.

We provide products and services to our customers through two business segments: ProQuest Information & Learning and ProQuest Business Solutions. Through our ProQuest Information & Learning segment, which primarily serves the library and classroom markets, we aggregate and publish value-added content from a wide range of sources including newspapers, periodicals and books. Our ProQuest Business Solutions segment is primarily engaged in the delivery of comprehensive parts and service information and business performance products and services to the automotive market. It also provides dealers in the powersports (motorcycle, marine and recreational vehicle) markets with management systems that enable them to better manage inventory, customer service and other aspects of their businesses. In addition, ProQuest Business Solutions provides parts and service information and related products to the outdoor power equipment markets. Financial information for each of our business segments and operations by geographic area is contained in Note 2 to the Consolidated Financial Statements and incorporated herein by reference. An overview of our two business segments follows.

ProQuest Information & Learning (“PQIL”).

Overview—PQIL

We are a leading provider of content to academic institutions and public libraries worldwide. Our products are found in over 4,000 university and college libraries worldwide and typically cannot be purchased from any other source besides the original publisher. Our business is based upon long-term relationships with our content suppliers, some of which span 50 years. These relationships have enabled us to develop our unique information capabilities and have resulted in the high market penetration of our products in the markets that we serve. PQIL has licensing arrangements with over 8,000 publishers such as The New York Times, The Washington Post, US News and World Report, Wall Street Journal, Chicago Tribune, Los Angeles Times, Time Inc., The Economist and McGraw Hill. Many of these relationships began prior to the advent of electronic databases. We have written agreements with substantially all of our content suppliers. More recently, we have been able to successfully extend many of our relationships to include various forms of electronic media, despite strong competition from other providers of electronic media. Furthermore, we have leveraged several of these relationships to enter into unique and exclusive content supply arrangements. For example, our agreement with The New York Times Company provides that we are the exclusive distributor in the education market of pre-1980 issues of The New York Times in electronic form. Through our own unique methods, we convert this information to microfilm and electronic form and add value to this information through our professionally prepared proprietary abstracts and indices. The result is an expansive information vault that includes content from over 18,000 periodical titles and 7,000 newspaper titles, as well as a unique content collection consisting of approximately one million dissertations, 144,000 out-of-print books, 550 research collections, and over 15 million proprietary abstracts. Our information vault covers all major areas of study, including business, humanities, social science, math and science, medical/health, ethnic and diversity studies, genealogy, psychology, biology and current events. Our content is primarily in English, but we also have content in German, French and Spanish.

PQIL serves primarily the library and classroom markets. Our products are present in most academic libraries in the U.S. and around the world. Our library customers generally sign a one year subscription contract to access our proprietary database or receive microform updates. In 2002, PQIL generated 41% of its sales from traditional products, 25% of sales from general reference products, 30% of sales from published products and 4% of sales from classroom products. Over the last three years, we have experienced approximately 90% renewal rates. In 2002, PQIL represented approximately 58% of our total sales.

Product Review—PQIL

General Reference Products.

Direct Content. Introduced in 1995, ProQuest Online products allow users to search and find useful information from more than 7,000 periodicals, newspapers, and other resources originating after 1985 contained in our databases. Our product helps librarians build information bridges that enable users to locate resources appropriate to their needs. This product combines easy-to-use search menus, current information content in a variety of formats, convenient delivery options and support. We provide the tools to efficiently create predefined searches, electronic reserve rooms for multiple simultaneous users, digital magazine racks and reading rooms, and table-of-content services (curriculum support). Quality indexing ensures unparalleled accuracy and specificity. All online text is customizable and allows easy integration with our customers’ other information holdings. ProQuest SiteBuilder™ helps librarians by providing easy-to-use templates, copy-and-paste technology, and step-by-step help. Librarians can link selected ProQuest Online content to their online catalogs, library websites and other Web-based resources. Durable Links™ ensures that subscribers will have continuous access to our content.

Reseller Content. PQIL provides content to premier information companies such as Factiva, LexisNexis and Dow Jones, which sell the content to corporate desktop customers. Under written agreements with these companies, we generally receive revenue based on the amount of ProQuest content accessed by their customers.

PQIL also provides content to Bigchalk, Inc. (“Bigchalk”). Bigchalk develops and markets products and services for research,

curriculum integration, assessment, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the kindergarten through twelfth grade (“K-12”) educational community. During 2002, we had approximately 38.0% ownership interest in Bigchalk on a fully diluted basis. In 2002, we received $3.0 million in royalty revenue from Bigchalk. On December 30, 2002, the second day of our 2003 fiscal year, we purchased the remaining 62% of Bigchalk for $27 million, which includes a holdback of approximately $3.4 million which will be paid out over the next 18 months and is net of approximately $20 million in cash that we received upon completion of the acquisition.

Published Products.

Topic specific products. We provide users with comprehensive databases in our flagship areas of business and economics and the arts and humanities.

Our premier business product is ABI/Inform. This was our first electronic database offering and is a leading resource for universities around the world with full text coverage of over 750 of the world’s business journals. The rich indexing and value added abstracts created by PQIL have led to this product’s installation in over 90 of the top 100 business schools in the world.

In the Arts and Humanities, we have particular strengths in language and literature, history, music, performing arts and film, and news and reference on the United Kingdom, European Union and Asia.

Publications range from databases of medieval texts in Latin and Greek to up-to-the-minute reference resources such as KnowUK, an online reference service on the people, places and institutions that make up life in the United Kingdom.

Other humanities titles include services such as Literature Online and History Online, both of which deliver a combination of primary works and extensive contextual support.

Digital Vault Initiative. In an initiative started in 1998, we have selected portions of our microfilm collection to digitize. Of our 25,000 periodical and newspaper titles, content from approximately 7,000 titles originating after 1985 is available online. Core to our initiative is the intent to create specialized content products and market these products to academic and public libraries.

Digital Vault Initiative products include Early English Books Online (“EEBO”), Historical Newspapers and Digital Sanborn Maps. EEBO is a digital compilation of nearly all of the books printed in the English language from 1475-1700, which currently comprises 125,000 works.

Historical Newspapers, one of the largest product development efforts in our history, is an initiative to digitize the full run of several of the nation’s leading newspapers including The New York Times, The Christian Science Monitor, The Washington Post, Wall Street Journal, Chicago Tribune and Los Angeles Times. During 2002, digitization of The New York Times was completed. We have already sold over 1,000 subscriptions to these products. Furthermore, in early 2003, the digitization of The Christian Science Monitor and The Washington Post was completed.

Digital Sanborn Maps provides electronic maps that contain detailed property and land-use records that depict such information as building outline, size and shape, construction materials, height, windows and doors, and house numbers in more than 12,000 U.S. towns and cities from 1867-1970.

Digital Vault Initiative products also include digital compilations of the Gerritsen Collection of Women’s History and the American Periodical Series, which features journal content from over 1,000 titles from 1741-1900.

Traditional Products.

Microfilm Products. We sell microform newspaper and periodical subscriptions, microform newspaper and periodical backfiles, dissertation copies, dissertation publishing, out-of-print books, phonefiche, and scholarly research collections. Today, our microform vault is the largest commercially available archive in the world. Newspapers, magazines and journals are marketed as complete microfilm sets of both publishers and authors. In addition, there are abstracts and indices of business, general interest and science and humanities articles. We believe that demand for microfilm products will continue despite the growth of electronic products, because microfilm products may be the only source of out-of-print information, are a less expensive alternative for storing content, and are considered a more permanent archival medium than online access.

Paper Products. Copies of our dissertations and many of the newspaper and dissertation indices sold with the microfilm are available in print format. We also offer over 144,000 out-of-print books in paper format. Copies of the more than one million doctoral dissertations in our archive are the most common product delivered in paper format.

Classroom Products.

Our XanEdu products include custom online and print course materials and textbook supplements, as well as more comprehensive study aids. The classroom products are in more than 850 universities throughout the United States.

XanEdu. XanEdu products further leverage our content through the development of supplemental curriculum materials for the college classroom. XanEdu products provide premium online content targeted directly at students and faculty of higher education institutions and seeks to improve the way students learn and the way instructors teach. XanEdu products have been authorized in over 1,000 of the 4,300 educational institutions in the United States. Over 12,000 CoursePack titles were produced during 2002.

Our XanEdu™ CoursePack products include customizable products and textbook supplements from our vast archive of copyright-cleared content. Our copyright clearance services offer a streamlined solution for clearing content not currently found in our vast archive of XanEdu products. We offer instructors a turnkey solution to building XanEdu CoursePacks, with the ultimate choice of distribution either online, in print, or a combination of the two. We have relationships with major textbook publishers such as Pearson, John Wiley, Houghton Mifflin and McGraw Hill, to create online supplemental materials that expand and enrich the publisher’s textbook. We also have over 250 digital textbooks that will be made customizable through XanEdu technology.

ProQuest Business Solutions (“PQBS”).

Overview—PQBS

PQBS is the global leader in the development and deployment of parts and service information products and dealer performance applications for the automotive market. We pioneered the Electronic Parts Catalog (“EPC”) in 1985. In the years since then, we have added functions to the EPC such that our product is no longer merely just an EPC. Our Automotive Parts and Service Products (“APSP”) offer information on more automobile brands than similar products from any other provider. Our APSPs provide a powerful and flexible technical reference system using CD-ROM and web-based technology. Over 33,000 automobile dealerships now use our APSPs worldwide. We currently publish APSPs for approximately 32 automobile brands manufactured by GM, Ford, DaimlerChrysler, Honda/Acura, Toyota/Lexus, Hyundai/Kia, Isuzu, Lotus, Mazda, Mercedes-Benz, Nissan, Saturn, Subaru, Suzuki and Volvo, among others. Our customers sign contracts that are typically three to five years in duration, and we have experienced 85% renewal rates, on average, over the last three years. We also provide automobile original equipment manufacturers (“OEM”s) and dealers with management information systems that monitor and evaluate dealer performance in a variety of areas such as product inventory, pricing, territory, margins and OEM support. PQBS also provides dealer management systems to the powersports markets, which enable dealers in those markets to better manage inventory, customer service and other aspects of their businesses.

PQBS sells primarily to the automotive and powersports markets. In 2002, PQBS represented approximately 42% of our total sales.

Product Review—PQBS

Automotive Products.

Automotive Parts and Service Products (“APSP”). For over 18 years, we have been developing customized market-leading APSP solutions for the franchised automotive dealer market. We create and market turnkey solutions in 17 languages that allow automotive dealerships to electronically access manufacturers’ proprietary technical documentation (such as parts catalogs, parts and service bulletins, and other reference materials) and to interface with other important information systems (such as inventory management and billing) within the dealership. These applications help dealers improve business processes by transforming complex technical data into answers. Every day, manufacturers of approximately 32 automobile brands and over 33,000 automotive dealerships worldwide utilize our products.

Performance Measurement Products. We offer management information systems to both OEMs and dealers in the automotive industry. We collect, manage and publish statistics on dealer performance such as product inventory, pricing, territory, margins, and OEM support and use this content to produce performance measurement products. These products monitor and evaluate a dealer’s performance against the dealer’s historical operations, the dealer market in general and run diagnostics of essential dealer metrics to identify underperforming areas of a dealer’s business. Other products help develop hypothetical and actual business plans and projections for a dealer based on current conditions in the dealer market. We provide management products for more than 26 brands in 26 key markets for 18,000 dealers worldwide.

Powersports Products.

Powersports and Outdoor Power Products. Our Powersports unit provides dealer management and cataloging systems for the motorcycle, marine and recreational vehicle markets. These systems include accounting, customer service, and inventory as well as APSP modules that help manage every aspect of the dealer’s business. We also design, develop and distribute software systems that automate product, e-commerce and corporate support functions between manufacturers, dealers and their customers in the outdoor power equipment markets.

Strategic Alliance.

OEConnection (“OEC”). OEC is a joint venture among PQBS, General Motors, Ford Motor Company, and DaimlerChrysler. OEC extends the established electronic parts cataloging business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel. OEC’s current product offerings include “D2DLink” which is an advanced parts locator system and “CollisionLink”, which allows the dealer to extend sales to their wholesale customers, primarily collision shops.

Financial information for each of our business segments and operations by geographic area is contained in Note 2 to the Consolidated Financial Statements and incorporated herein by reference.

Research and Development. We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We have over 200 people at PQIL and 150 people at PQBS on our research and development and software engineering staffs. Our research and development expenditures include expenses primarily for database development and information delivery systems and is primarily company sponsored.

Sales & Marketing. PQIL and PQBS employ separate sales forces both domestically and internationally. Our general reference products, published products and traditional products are sold directly to libraries. Classroom products are marketed to higher education institutions and professors to encourage the use of XanEdu products in the classroom curricula but are sold to students and bookstores. Within our PQIL North American sales force, we have dedicated sales representatives for each major product type: traditional (17 salespeople), general reference and published (58 salespeople), and classroom (18 salespeople). Outside of the U.S. and Canada, we use a direct international sales force comprised of 36 sales representatives who sell the full portfolio of products to markets across the globe. Third-party international distributors augment this direct sales force. We use a variety of approaches to market our products, including trade shows, direct mailings, product brochures and online product trials.

We sell automotive and powersports products both domestically and internationally through an internal sales force of 66 salespeople. We market our products and services to two targeted groups: OEMs and individual dealership locations. To effectively reach the large OEMs, such as General Motors, DaimlerChrysler, Ford, and Toyota, we have strategically deployed a team of business development professionals in the world’s principal automotive centers in the U.S., U.K., Germany, and Japan. In the U.S. and Canada, products and services are sold directly to individual automotive and powersports dealerships using an experienced sales force. We also utilize key technology providers such as Reynolds and Reynolds as distributors and sales agents to supplement the efforts of our direct sales force. Through various strategic and tactical marketing efforts including trade shows, events, and targeted direct response programs, our sales force consistently seeks to build strong and profitable customer relationships.

Proprietary Rights

We regard certain of our technologies and content as proprietary and rely primarily on a combination of patent, copyright, trademark, and trade secret laws and employee non-disclosure statements to protect our rights. There can be no assurance that the steps we have taken will be adequate to protect our rights. Although we do not believe that we have infringed on the proprietary rights of third parties, there is no assurance that a third party will not make a contrary claim. The cost of responding to such an assertion may be material, whether or not the assertion is valid.

We also license from third parties certain technology upon which we rely to deliver our products and services to our customers. This technology may not continue to be available to us on commercially reasonable terms or at all. Moreover, we may face claims from persons who claim that their licensed technologies infringe upon or violate those persons’ proprietary rights. These types of claims, regardless of outcome, may be costly to defend and may divert our management’s efforts and resources.

We obtain most of the information and content used in our products from license agreements with third parties. These licenses are generally limited in scope and are nonexclusive. Licenses for content used in our PQIL segment generally have automatic renewal terms unless terminated by us or the publishers. At PQIL, we have written agreements with substantially all of our content suppliers. More recently, we have been able to successfully extend many of our relationships to include various forms of electronic media, despite strong competition from other providers of electronic media. Furthermore, we have leveraged several of these relationships to enter into unique and exclusive content supply arrangements. For example, our agreement with The New York Times Company provides that we are the exclusive distributor in the education market of pre-1980 issues of The New York Times in electronic form. Our licenses with automotive and powersports manufacturers that are used in our PQBS segment generally have a term of five years with automatic renewal terms ranging from one to three years. Generally, under these agreements, the licensors also have agreed to provide content so that we can satisfy customer agreements that extend beyond the term of the license agreement. These licenses allow us to use the content in many media formats including electronic, microform or paper.

ProQuest®, Sitebuilder™, Durable Links™ and XanEdu™ are our trademarks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

Seasonality

Our quarterly operating results fluctuate due to a number of factors including the sales cycle, the amount and timing of new products, and our spending patterns. In addition, our customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced our lowest net sales, earnings and cash flow in the first fiscal quarter with our highest net sales and earnings in the fourth fiscal quarter. Due to this seasonality, we maintain a credit agreement to fund interim cash requirements. See Note 13 to our Consolidated Financial Statements and incorporated herein by reference.

Competition

The market for our products and services is highly competitive. In our PQIL segment, our main competitors are Gale Group, a division of Thomson Corporation, and EBSCO Company. For distribution of dissertations, we compete with universities, such as Virginia Tech. PQIL competitors also include free Internet sites, newspaper and book publishers, software publishers, and electronic commerce providers. Barriers to entering the library and classroom market, especially its online component, are relatively low, and we expect competition in this market to intensify.

In our PQBS segment, we compete with UCS, Infomedia, and the proprietary electronic parts systems of certain OEMs such as DaimlerChrysler, Harley-Davidson and Honda Motor Company.

Many of our current and potential future competitors may have substantially greater financial resources, name recognition, experience and larger customer bases than we do. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers, and devote greater resources to the development and sale of their products. Any of the above results could adversely affect our ability to attract and retain customers and harm our business.

Government Regulations

We are subject to various federal, state, local, and foreign environmental laws and regulations limiting the discharge, storage, handling, and disposal of a variety of substances. Our operations are also governed by laws and regulations relating to equal employment opportunity, workplace safety and worker health, including the Occupational Safety and Health Act and regulations thereunder. We believe that we are in compliance in all material respects with applicable laws and regulations and that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.

Due to the increasing usage of the Internet, federal and state governments may adopt laws or regulations regarding commercial online services, the Internet, user privacy, intellectual property rights, content regulation, and taxation. Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent and could expose us to substantial liability. For example, certain United States laws, such as the federal Digital Millennium Copyright Act and various federal laws aimed at protecting children and limiting the content made available to them, could expose us to substantial liability. Furthermore, various proposals at the federal, state and local level could impose additional taxes on Internet sales. These laws, regulations and proposals could decrease Internet commerce and other Internet uses and adversely affect the success of our online products.

Concentration Risk

We are not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. In fiscal 2002, no single customer represented more than 10.0% of our consolidated net sales. Our top five customers accounted for 8.9% of consolidated net sales in fiscal 2002.

Employees

Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel.

As of December 28, 2002, we had the following number of employees, broken out by segment:

Employees
PQIL	1,523
PQBS	953
Corporate	38

Total	2,514

None of our employees are represented by collective bargaining agreements.

Website Access to Company Reports

We make available free of charge through our website, www.proquestcompany.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Code of Ethics

We have adopted a code of ethics for all of our employees in finance, including our Chief Financial Officer. We adopted this code to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations.

RISK FACTORS

You should carefully consider the following risk factors in addition to the other information contained and incorporated by reference in this 10-K before making an investment decision with respect to our common stock.

Our sales and profitability depend on our ability to continue to develop new products that appeal to customers and end users.

We compete in markets characterized by continual technological change, product introductions and enhancements, changes in customer demands and evolving industry standards. The technological life cycles of our products are difficult to estimate. To remain competitive, we must continue to develop new products and invest in technologies that help our customers use our products and services, enhance the quality of images being transmitted, increase delivery of our products over the Internet and CD-ROM and reduce the time in which such products are transmitted. For example, most of our content originating prior to 1985 is in microfilm format only. Based upon our assessment of consumer demand, we are currently developing new products by converting select microfilm content originating prior to 1985 to electronic form, which can be accessed using CD-ROM and online databases. Our focus on product development may result in unanticipated expenditures and capital costs that may not be recovered. We have invested significant resources to develop new products, including XanEdu and our published products, and may be unable to generate sufficient sales of these products to recover our associated costs. Our failure to develop and introduce new or enhanced services and products that achieve customer acceptance in a timely and cost-effective manner could harm our business.

Our products and services currently depend on data access agreements with third parties, and the failure to maintain these agreements on commercially reasonable terms could prove harmful to our future business.

Our products are in part based on content supplied pursuant to data access agreements with third parties. We may not be able to maintain our current agreements at cost-effective prices. In addition, data used in our products might become unavailable or not be updated as required. If a significant number of our content providers decide to terminate their relationship with us, we may:

•	be at a competitive disadvantage with respect to our competitors;

•	lose customers that rely on us as a single source of resources; and

•	lose revenue generated from particular customers.

Moreover, the content supplied by many of our licensors, such as The New York Times Company, is unique and cannot be replaced. The failure to acquire alternative data access sources could harm our business. Even if we are able to substitute content providers, we may not be able to enter into alternative data access agreements on commercially reasonable terms or on a timely basis. Any of these results could harm our business.

Our products and services must be able to adapt to differing and evolving operating systems.

We must continue to invest in new technologies to ensure that our products can operate in numerous and evolving operating environments. For example, our Automotive Parts and Service Products must run on Windows, Unix, and Internet-based systems. As the technological landscape continues to evolve, it may be more difficult to make these necessary changes to our databases and operating systems in a timely and cost-effective manner. If our databases become incompatible with the databases or systems used by our customers or become outdated, then our products could become obsolete and our business will suffer.

If we are not able to continue to increase our online product offerings, our business will suffer.

We must continue to expand our online product offerings or our business will suffer. Most of our content for our ProQuest Information & Learning segment is available as microfilm, and we are in the process of selectively converting microfilm content, based on current and anticipated demand, so that it is available online and through other electronic media. Our business will suffer if we do not identify and convert the proper content demanded by end users. In addition, the costs of converting content to electronic form are significant. For example, in 2002 we incurred approximately $29.2 million to convert content into product masters so it is available online. We may not be able to generate significant sales of our online and CD-ROM products to offset these costs.

Changes in funding for public schools and libraries could cause the demand for our products to decrease.

In 2002, we derived approximately 40% of our revenues from public schools and libraries, which are heavily dependent on federal, state and local government funding. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools, colleges or libraries could delay or reduce our revenues. Funding difficulties experienced by schools, colleges or libraries could also cause those institutions to be more resistant to price increases and could slow investments in educational technology and products, which could harm our business.

We face intense competition and may not be able to successfully attract and retain customers.

The market for our products and services is highly competitive. In the ProQuest Information & Learning segment, our main competitors are Gale Group, a division of Thomson Corporation, and EBSCO Company. For distribution of dissertations, we compete with universities, such as Virginia Tech. ProQuest Information & Learning competitors also include free Internet sites, newspaper and book publishers, software publishers and electronic commerce providers. Barriers to entering the library and classroom market, especially its online component, are relatively low, and we expect competition in this market to intensify. In the ProQuest Business Solutions segment, we compete with UCS, Infomedia and the proprietary electronic parts systems of certain OEMs such as DaimlerChrysler, Harley-Davidson and Honda Motor Company.

Many of our current and potential future competitors may have substantially greater financial resources, name recognition, experience and larger customer bases than we do. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers, and devote greater resources to the development and sale of their products. Any of the above results could adversely affect our ability to attract and retain customers and harm our business.

Our products depend on components licensed from third parties, and the failure to maintain these licenses, or the failure of these third parties to improve and maintain these components, could harm our ability to produce and develop products.

Our products incorporate third party technologies. For example, many of our products rely on databases from providers such as Oracle. We may be unable to obtain all of the necessary licenses for the third party technology required by our products on commercially reasonable terms, on a timely basis, or at all. In addition, technology used in our products might become unavailable or not be updated as required. We may not be able to develop alternate solutions if third party technologies are not available to us on reasonable terms. The failure to obtain necessary third party technology or identify and implement alternative technology solutions could harm our business.

Our intellectual property protection may be inadequate, allowing others to use our technologies and thereby reduce our ability to compete.

We regard certain of the technologies underlying our services and products as proprietary, such as our search and retrieval and database management features. The steps that we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or to prevent third parties from developing similar technology independently. We rely on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other contracts to establish and protect our technology and other intellectual property rights. Existing trade secret, trademark and copyright laws afford us limited protection, while the agreements and contracts may be breached or terminated and we may not have adequate remedies for any breach. Furthermore, policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization. Litigation may be necessary to protect our intellectual property rights, which could result in substantial cost and diversion of our efforts. Any such litigation may not even be successful, in which case our business could be further adversely affected.

Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and could cause us to pay substantial damages and prohibit us from selling our products.

Third parties may assert infringement or other intellectual property claims against us based on their intellectual property rights. If such claims are successful, we may have to pay substantial damages, possibly including treble damages, for past infringement. We might also be prohibited from selling our products or providing certain content without first obtaining a license from the third party, which, if available at all, may require us to pay additional royalties. Authors and photographers have been successful in asserting their rights to receive royalty payments and to control the reproduction of their works into electronic format. These authors and photographers could elect to withdraw their works from our electronic product offerings. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive, and may divert management attention from other business concerns.

A component of our growth strategy is to expand our international operations. We may not succeed with this strategy.

Engaging in business internationally subjects us to a number of risks, such as acceptance by foreign educational systems of our approach to educational products, expenses associated with customizing products for foreign countries, longer accounts receivable collection periods and greater difficulty in collection efforts, unexpected changes in regulatory and legal requirements, potentially adverse tax consequences, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changing economic conditions, exposure to different legal standards (particularly with respect to intellectual property), burdens of complying with a variety of foreign laws, and fluctuations in currency exchange rates. If any of these risks were to materialize, our business could be harmed.

We have entered into strategic alliances and acquisitions and may pursue others that could disrupt our operations or fail to result in the benefits that we anticipated.

We may continue to make strategic acquisitions of companies, products or technologies or enter into strategic alliances as necessary to implement our business strategy. During fiscal 2002, we consummated four acquisitions. We purchased Micromedia Ltd., MetaText, Norman Ross Publishing, and Courier Custom Publishing for a total of approximately $8.4 million in cash in addition to the assumption of certain liabilities. In addition, on December 30, 2002, the second day of our 2003 fiscal year, we purchased the 62% of Bigchalk we did not already own. If we are unable to fully integrate these acquired businesses, products or technologies with our operations, we may not receive the intended benefits of these acquisitions. These acquisitions, and others that we may pursue, may subject us to unanticipated risks or liabilities or disrupt our operations and divert management’s attention from day-to-day operations.

Our success depends on our ability to attract and retain key personnel, and our key personnel may not be able to fulfill their roles effectively if we become understaffed.

Our success depends on our ability to attract and retain highly qualified management and technical personnel. Members of our senior management team, such as James Roemer, our Chairman, Alan Aldworth, our Chief Executive Officer, and Kevin Gregory, our Chief Financial Officer, bring substantial industry and management experience to our planning and execution. If they or other key employees were to leave us, and we were unable to find qualified replacements, our business could be harmed. The markets in which our business segments compete have a high level of employee mobility and aggressive recruiting of skilled personnel.

Our business would suffer if the Internet becomes unable to effectively support our products.

Our business utilizes the online exchange of information and Internet commerce. We cannot predict whether the Internet will continue to be an effective vehicle for delivering our content or conducting our electronic commerce. The Internet infrastructure may be unable to support future demand as the number of users and potential customers for our products, frequency of use and bandwidth requirements continue to increase. Our business may not succeed without the continued development and maintenance of the Internet.

We could experience system failures, software errors or capacity constraints, any of which would cause interruptions in our delivery of electronic content to customers and ultimately may cause us to lose customers.

Any delays or failures in the systems or errors in the software that we use to deliver our electronic content to customers would harm our business. We have occasionally suffered failures of the computer and telecommunication systems that we use to deliver our electronic content to customers. The growth of our customer base, as well as the number of sites we provide, may strain our systems in the future. The systems we currently use to deliver our services to customers (except for external telecommunications systems) are located in our facilities in Michigan, Ohio, and Utah. Although we maintain property insurance, claims for any system failure could exceed our coverage. In addition, our products could be affected by failures of third party technology used in our products, and we could have no control over remedying these failures. Any failures or problems with our systems or software could force us to incur significant costs to remedy the failure or problem, decrease customer demand for our products, tarnish our reputation, and thus harm our business.

Our systems face security risks, and our customers have concerns about their privacy.

Our systems and websites may be vulnerable to unauthorized access by hackers, computer viruses and other disruptive problems. Any security breaches or problems could lead to misappropriation of our customers’ information, our websites, our intellectual property and other rights, as well as disruption in the use of our systems and websites. Unauthorized access to, as well as denial of, various Internet and online services has occurred and will likely occur again. Any security breach related to our websites could tarnish our reputation and expose us to damages and litigation. We may also incur significant costs to maintain our security precautions or to correct problems caused by security breaches. Furthermore, to maintain these security measures, we will be required to monitor our customers’ access to our websites which may cause disruption to our customers’ use of our systems and websites. These disruptions and interruptions could harm our business. In addition, users’ concern about the security and privacy of data transmissions may inhibit the growth of the Internet and other online services generally, which could diminish the demand for our products used over the Internet.

The occurrence of a fire, flood or other form of natural disaster at certain of our locations would adversely impact our business.

Copies of our microfilm collections are stored at some of our locations. If a fire, flood or similar event were to occur at any of these locations and destroy those collections, our business would be significantly harmed.

Unless we maintain a strong brand identity, our business may not grow as anticipated.

We believe that maintaining and enhancing our brands, such as ProQuest, XanEdu and ABI/Inform, is important to attracting and retaining customers. Our success in growing brand awareness will depend in part on our ability to continually provide information access technology that enhances the learning process. There are other entities using the name ProQuest. Some of these entities may offer goods and services similar to those offered by us, which may diminish the value of our brand. In addition, some of our brand names are new or have changed, and we may not have any success in maintaining and growing our brand equity.

We may be subject to governmental regulation and legal liabilities that may be costly and may interfere with our ability to conduct business.

Because of the increasing use of the Internet, federal and state governments may adopt laws or regulations regarding commercial online services, the Internet, user privacy, intellectual property rights, content regulation and taxation. Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent and could expose us to substantial liability. For example, certain United States laws, such as the federal Digital Millennium Copyright Act and various federal laws aimed at protecting children and limiting the content made available to them, could expose us to substantial liability. Furthermore, regulations and proposals could decrease Internet commerce and other Internet uses and adversely affect the success of our online products. If our business becomes subject to increased governmental regulation, we could incur costs in complying with such regulations and our business could suffer.

Our operating results continue to fluctuate, and a revenue or earnings shortfall in a particular quarter could have a negative impact on the price of our common stock.

Variations in our operating results occur from time to time as a result of many factors, such as the timing and amount of customers’ expenditures, our product mix, new product introductions and general economic conditions. Our sales cycles are relatively long and depend on factors such as the size of customer orders and the terms of subscription agreements. Consequently, it is difficult to predict if and when we will receive a customer order. Because a high percentage of our expenses are fixed, the timing of customer orders can cause variations in quarterly operating results. Certain customers’ buying patterns and funding availability generally cause our sales and cash flow to be higher in the fourth quarter of the year. As a result of the difficulty in forecasting our quarterly revenues, our operating results for a quarter may fall below securities analysts’ expectations, which may cause the price of our common stock to fall abruptly and significantly.

Our stock price may be volatile, and any investment in our stock could decline in value.

Our common stock price has fluctuated significantly in the recent past. In addition, market prices for securities of companies in our markets have been highly volatile and may continue to be highly volatile in the future. Often the volatility in our common stock price is unrelated to our operating performance.

Item 2. Properties.

Our principal executive and administrative office is located in Ann Arbor, Michigan. The following table provides certain summary information in square feet with respect to the facilities that we own or lease in connection with our businesses:

	PQIL	PQBS	Corporate	Total
Owned	159,000	113,000	12,000	284,000
Leased	326,000	143,000	16,000	485,000

Total	485,000	256,000	28,000	769,000

All of the facilities that we own are in the United States. We lease facilities primarily in the United States, Canada and the United Kingdom. We believe that the termination of any one of the leases, some of which are long-term, would not significantly affect our operations.

We believe the buildings, machinery and equipment used in our operations (whether owned or leased) generally to be in good condition and adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings.

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect upon our consolidated operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Directors and Executive Officers

The following table provides information about our directors and executive officers as of March 7, 2003:

Name	Age	Positions at the Company

Board of Directors

James P. Roemer	55	Chairman of the Board

Alan Aldworth	48	President and Chief Executive Officer, President of ProQuest Information and Learning

David Bonderman	60	Director

David G. Brown	46	Director

William E. Oberndorf	49	Director

Gary L. Roubos	66	Director

John H. Scully	58	Director

William J. White	64	Director

Executive Committee (led by Alan Aldworth)

Kevin G. Gregory	39	Senior Vice President, Chief Financial Officer and Assistant Secretary

Todd W. Buchardt	43	Senior Vice President, General Counsel and Secretary

Linda Longo-Kazanova	50	Senior Vice President, Human Resources and Business Optimization

Bruce E. Rhoades	54	President and Chief Executive Officer, ProQuest Business Solutions

Andrew Wyszkowski	49	Vice President and Chief Operating Officer, ProQuest Business Solutions

The business experience and certain other information relating to each of our directors and executive officers are set forth below:

Board of Directors

James P. Roemer, has been our Chairman of the Board since January 1998 and has been a Director since February 1995. From January 2002 to January 2003, Mr. Roemer also served as our Chief Executive Officer. From February 1997 to January 2002, Mr. Roemer served as our President and Chief Executive Officer. From February 1995 to February 1997, he served as our President and Chief Operating Officer. From January 1994 to June 1995, he served as President and Chief Executive Officer of ProQuest Information & Learning Company. In October 1991, Mr. Roemer joined ProQuest as Vice President and President and Chief Operating Officer of ProQuest Business Solutions Company. He was promoted to President and Chief Executive Officer of ProQuest Business Solutions Company in September 1993. Prior to joining ProQuest Company, Mr. Roemer was President of the Michie Group, Mead Data Central from December 1989 to October 1991. From January 1982 to December 1989 he was Vice President and General Manager of LexisNexis, an online information service. From April 1981 to December 1982 he served as acting President of Mead Data Central.

Alan Aldworth was appointed our President and Chief Executive Officer in January 2003. From January 2002 to January 2003, Mr. Aldworth served as our President and Chief Operating Officer and has been a Director since May 2001. Mr. Aldworth served as our Chief Financial Officer from October 2000 to April 2002. Prior to joining us, he spent 18 years at Tribune Company where he held a variety of senior financial management and general management positions, the most recent of which was as the General Manager of Tribune Education Company.

David Bonderman has been a Director since December 1987. He has been the Managing General Partner of Texas Pacific Group (a private investment company) since December 1992. He is also a Director of CoStar Group, Inc., Continental Airlines, Inc., Denbury Resources, Inc., Ducati Motor Holding S.p.A., Magellan Health Services, Inc., Paradyne Networks, Inc., ON Semiconductor Corporation and Ryanair Ltd.

David G. Brown has been a Director since January 1994. He has been the Managing Partner of Oak Hill Venture Partners since August 1999 and a Principal in Arbor Investors LLC since August 1995, Chief Financial Officer of Keystone, Inc. from September 1998 to February 2000, and a Vice President of Keystone, Inc. since August 1993. Prior to joining Keystone, Inc., Mr. Brown was a Vice President in the Corporate Finance Department of Salomon Brothers Inc. from August 1985 to July 1993. He is a

Director of AER Energy Resources, eGain Communications, FEP Holdings, Lattice Communications, Lightning Finance, MarketTools, Sitara Networks, and WOW Networks.

William E. Oberndorf has been a Director since July 1988. He has served as Managing Director of SPO Partners & Co. since March 1991. He is a Director of Rosewood Hotels and Resorts and a Director Emeritus of Plum Creek Timber Company, Inc.

Gary L. Roubos has been a Director since February 1994. He was Chairman of the Board of Dover Corporation from August 1989 to May 1998 and was President from May 1977 to May 1993. He is also a Director of Dover Corporation and Omnicom Group, Inc.

John H. Scully has been a Director since July 1988. He has served as Managing Director of SPO Partners & Co. since March 1991. He is also a Director of Plum Creek Timber Company, Inc.

William J. White has been a Director since February 1990 and was Chairman of the Board from February 1990 to January 1998. He served as our Chief Executive Officer from February 1990 to February 1997 and was our President from February 1990 to February 1995. Since January 1998 he has been a Professor of Industrial Engineering and Management Science at Northwestern University. He is also a Director of Dynamics Packaging Corporation and Readers Digest Association, Inc.

Senior Executive Committee (led by Alan Aldworth)

Kevin G. Gregory was appointed Senior Vice President in November 2002 and has been our Vice President and Chief Financial Officer since April 2002. From February 2001 to April 2002, he served as Vice President, Controller and Treasurer, and from August 1996 to February 2001, he served as Tax Counsel and Vice President—Tax. Prior to joining us, he was Senior Manager at Ernst & Young LLP, and prior to that spent seven years at PricewaterhouseCoopers LLP.

Todd W. Buchardt was appointed Senior Vice President in November 2002, Vice President in March 2000, General Counsel in April 1998, and in September 1998 was elected to the additional office of Secretary. Prior to joining us, he held various legal positions with First Data Corporation from 1986 to 1998.

Linda Longo-Kazanova was appointed Senior Vice President, Human Resources & Business Optimization in November 2002 and has been our Vice President, Human Resources since May 2000. Prior to joining us, she was Senior Vice President, Human Resources-North America, for Information Resources, Inc. from 1995 to 2000. From 1985 to 1995, she held various human resource positions with Kraft Foods, Inc.

Bruce E. Rhoades has been President and Chief Executive Officer of ProQuest Business Solutions Company since January 2001. He joined us in 1999 and has managed several of our business units. Prior to joining us, he was Chief Executive Officer of a consulting practice specializing in business and product strategy formulation, software and information product development, and strategic alliances and acquisitions from 1995 to 1999. Prior to that, he held a number of executive positions at LexisNexis Group from 1979 to 1995, and held various positions at ADP Network Services from 1975 to 1979.

Andy Wyszkowski has beenVice President and Chief Operating Officer of ProQuest Business Solutions Company since October 2002. He joined Business Solutions as Chief Technology Officer in January 2001. From May 2002 to February 2003 he also served as Senior Vice President and General Manager of ProQuest Media Solutions. From January 1999 to September 2000 he held various positions at the West Group, a legal publisher. Prior to that, he held various positions at Brief Reporter LLC, The Michie Company, Incon Associates, Inc. and BRS.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange under the symbol “PQE”.

As of December 28, 2002, there were approximately 121 holders of record of our Common Stock.

The high and low closing prices of our common stock were as follows:

	2002		2001
Fiscal Quarter	High	Low	High	Low
First	$43.3500	$33.7800	$23.6000	$16.4375
Second	42.9000	34.9500	31.0000	21.7000
Third	36.7000	28.8000	36.5000	28.2000
Fourth	31.5000	18.8100	34.8000	29.9400

We have not declared or paid any cash dividends to our shareholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities authorized for issuance under equity compensation plans at December 28, 2002 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders	2,293	$26.51	1,636
Equity compensation plans not approved by security holders	—	—	—

Total	2,293	$26.51	1,636

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

Item 6. Selected Financial Data.

The following selected consolidated financial and operating data have been derived from our audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended December 28, 2002. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes included elsewhere herein. Our historical financial data may not be indicative of our future performance.

	Fiscal
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Continuing Operations Data(1) (2):

Net sales	$428,324	$401,628	$374,301	$359,460	$321,047
Cost of sales	(202,833)	(186,963)	(189,196)	(182,300)	(159,335)

Gross profit	225,491	214,665	185,105	177,160	161,712

Research and development expense	(21,529)	(21,381)	(19,034)	(19,259)	(19,974)
Selling and administrative expense	(114,401)	(124,546)	(123,642)	(115,732)	(102,302)
Restructuring charge	—	—	(5,196)	(10,505)	—
(Loss)/gain on sales of assets	—	(2,312)	2,726	5,152	—

Earnings from continuing operations before interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle	89,561	66,426	39,959	36,816	39,436

Net interest expense	(29,259)	(25,039)	(28,361)	(10,132)	(14,165)
Income tax expense	(17,922)	(15,727)	(4,639)	(10,674)	(10,108)
Equity in loss of affiliate	—	(13,374)	(20,848)	(950)	—

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$42,380	$12,286	$(13,889)	$15,060	$15,163

Diluted earnings (loss) from continuing operations before cumulative effect of a change in accounting principle, per common share	$1.59	$0.51	$(0.59)	$0.64	$0.64

Other Continuing Operations Data:
Gross profit as a percent of net sales	52.6%	53.4%	49.5%	49.3%	50.4%
Capital expenditures	58,646	52,924	42,623	35,055	29,874

Cash flow provided by (used in):
Operating activities	70,250	46,170	57,466	43,501	96,588
Investing activities	(105,958)	188,359	(67,885)	(138,732)	(34,451)
Financing activities	39,023	(252,155)	(14,236)	90,527	(53,559)

	At the End of Fiscal
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance Sheet Data (2):
Cash and cash equivalents	1,782	495	5,626	2,547	12,460
Total assets	631,517	606,367	801,602	781,586	651,984
Long-term debt, less current maturities	187,000	252,782	501,821	506,783	445,240
Total shareholders’ equity (deficit)	129,756	(45,072)	(69,659)	(1,965)	(29,222)

Footnotes to the Selected Financial Data:

(1)	In December 1999, we adopted a plan to divest our Imaging, Mail and Messaging Technologies and finance-related businesses. Accordingly, the operating results of these businesses have been segregated from our continuing operations, and are separately reported as discontinued operations in our Consolidated Financial Statements.

(2)	Excludes cumulative effect of a change in accounting principle of a charge of $65.3 million taken in fiscal 2000 related to a change in the method of revenue recognition pursuant to SAB 101. The fiscal 1998 to 1999 results have not been retroactively restated to reflect the impact of this change. During fiscal 2000, we changed our method of accounting for certain inventory costs from LIFO to FIFO. See Note 1 to our Consolidated Financial Statements included elsewhere herein. The fiscal 1998 to 1999 operating and balance sheet data have been retroactively restated to reflect this change in accounting.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information and discussions contained herein, statements contained in this release may constitute forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from those projected in forward-looking statements made by, or on behalf of us. Factors that could cause or contribute to such differences include risks detailed in Part 1, Item 1 under the caption Risk Factors and elsewhere in the Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “projects,” “intends,” “prospects,” “priorities,” or the negative of such terms or similar terminology. You should read the following discussion in conjunction with the Selected Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K.

Overview. We are a leading provider of value-added information to the library, classroom, automotive and powersports markets. We have more than 50 years of experience in information and content aggregation. We provide products and services to our customers through two business segments: ProQuest Information & Learning and ProQuest Business Solutions. Through our ProQuest Information & Learning segment, which primarily serves the library and classroom markets, we aggregate and publish value-added content from a wide range of sources including newspapers, periodicals and books. Our ProQuest Business Solutions segment is primarily engaged in the delivery of comprehensive parts and service information and business performance products and services to the automotive market. It also provides dealers in the powersports (motorcycle, marine and recreational vehicle) markets with management systems that enable them to better manage inventory, customer service and other aspects of their businesses. In addition, ProQuest Business Solutions provides parts and service information and related products to the outdoor power equipment markets.

Financial information for each of our business segments and operations by geographic area is contained in Note 2 to our Consolidated Financial Statements and is incorporated herein by reference.

Revenue. We derive revenue from licenses of database content (electronic products), sales of microform (microfilm and microfiche) subscriptions, microfilm backfile sales, paper products, service, software, and equipment. See “Critical Accounting Policies” for further discussion.

Cost of Sales. Cost of sales consists of product and

service costs. Product costs include production costs, depreciation of electronic and microfilm product masters, amortization of capitalized software costs, royalties for the use of content, Internet hosting costs, and technical support costs. Service costs consist primarily of installation and training costs, including personnel, materials, facilities, and travel costs. The costs of sales are generally recognized as incurred, except for amortization-related costs associated with capitalized product master development and internal use software. See the discussion below in ‘Capitalization and Depreciation’.

Research and Development Expense. Our research and development expenditures include expenses primarily for database development and information delivery systems. We expense all software development costs associated with products until technological feasibility is established. In 2002, we developed an updated dealer management system for the powersports market. Under Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, we capitalized approximately $2.4 million of the project costs incurred after we established technological feasibility. These capitalized costs are recorded in Other Assets on our Consolidated Balance Sheet, and will be amortized over three years.

Selling and Administrative Expense. Our sales and marketing expenses primarily consist of salaries and compensation paid to employees engaged in sales and marketing activities, advertising and promotional materials, public relations costs and travel. Selling and administrative expenses principally consist of salaries and compensation paid to our executives and other corporate employees, as well as incidental costs incurred in managing our business.

Discontinued Operations. In the first quarter of 2000, we began plans to divest our Imaging, Mail and Messaging Technologies and finance-related businesses. Accordingly, the operating results of these businesses have been segregated from our continuing operations and are separately reported as discontinued operations in the Consolidated Financial Statements. We completed our divestiture plan in fiscal 2001.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to accounting for revenue recognition, royalties, impairment of product masters and goodwill, capitalization and depreciation, allowance for doubtful accounts, income taxes and other contingencies. We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily available from other sources. Actual results may differ from these estimates, which could have a material impact on our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements.

Revenue. We derive revenue from licenses of database content (electronic products), sales of microform (microfilm and microfiche) subscriptions, microfilm backfile sales, paper products, service, software, and equipment. Services consist of translation and training with respect to our APSP and performance measurement products. Revenues from services accounted for less than 10% of our revenues for 2002, 2001, and 2000.

General Reference Products

For PQIL’s General Reference products, customers purchase access to periodicals, newspapers and other resources contained in our databases in exchange for a fee that normally covers a subscription period of twelve months. PQIL follows the guidance under SAB 101 for all subscription products. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method.

PQIL provides content on a wholesale basis to premier information companies such as Factiva, LexisNexis and Dow Jones. We receive a royalty from these wholesalers based on the usage of our products by their customers. We recognize this revenue based on the usage of our product.

Published Products

PQIL’s Published Products provide users with access to our comprehensive databases, including Historical Newspapers, EEBO, and topic specific products on either a subscription basis that normally covers twelve months, or a perpetual license. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method. For sales of perpetual licenses, revenue is recognized when we provide access to the content and bill the customer.

Traditional Products

PQIL derives revenue from sales of microform subscriptions

and backfiles, publishing fees and sales of dissertations. For newspaper subscription products, revenue is recognized ratably over the term of the subscription, which is normally twelve months. For periodical subscription products, we accumulate the product on microfilm and ship the completed microfilm to our customers on a quarterly or annual basis. Revenue for these products is recognized when the product is shipped. For our backfile products, sales of dissertations and publishing fees, revenue is also recognized when the product is shipped.

Classroom Products

For the Classroom market, we provide digital and paper products. Paper coursepack sales comprised 76.9% of Classroom Product sales in 2002. The revenue is recognized when these products are shipped. The remainder of our sales relate to the access of our digital products. Access to our digital products is provided for the semester the class is being offered, typically a period of four months. Revenue for digital products is recognized ratably, monthly, over the term of the contract.

Automotive Parts and Service Products (APSP)

A majority of the APSP revenue is related to multiple element contracts in which PQBS provides hardware, database content licenses, and ongoing support to our customers. PQBS follows the guidance under SAB 101 in allocating the contract revenue to the various elements. SAB 101 prescribes that in circumstances where multiple element contracts are being sold, revenue should be allocated to each element based on the relative value of that element to the aggregate value of all elements, irrespective of the dollar amounts ascribed to each element in the related contract. Accordingly, it is necessary for management to determine the fair value of each element. Such determination is judgmental and is typically based on the pricing of similar products that are not part of a multi-element arrangement. The amount assigned to the hardware value is recognized upon shipment of the hardware to the customer. The amounts assigned to the database licenses and the ongoing support are recognized over the term of the contract, typically 36 to 60 months.

Dealer Management Systems (DMS)

DMS for powersports customers are made up of a software license, training, and ongoing support and software maintenance. Revenue from sales of DMS systems is primarily recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. This normally occurs when we ship the product. The ongoing support and software maintenance are billed to the customer monthly, and the related revenue is recognized at that time.

In addition to the DMS products, we provide products for the outdoor power equipment markets which are highly customized for the customer. As such, an initial license fee is recognized upon contract acceptance related to the development of an application or licensing of an existing product. An annual license fee is charged in subsequent years and is recognized ratably over that year. Ongoing services revenue is recognized over the term of the contract, typically 60 months.

Royalties. Royalty expense at PQIL, which is included in Cost of Sales, is recorded monthly based on actual monthly revenue and then calculated based on historical average royalty rates by product line. Royalty rates by product line are reviewed on an ongoing basis to ensure that estimates are appropriate and take into consideration any significant changes to the royalty calculations. Estimates are necessary as monthly revenue can be attributable to thousands of publishers, and most of the royalties are paid annually, semi-annually or quarterly. Royalty accruals are reviewed monthly to ensure that we have adequately reserved for all estimated future royalty payments.

Impairment of Product Masters. We review the carrying value of product masters for impairment whenever events or changes in circumstances indicate that the net book value of this asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal.

Impairment of Goodwill. We review the carrying value of goodwill for impairment annually based on the requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The impairment test requires us to compare the fair value of each reporting unit to its carrying value. The determination whether these assets are impaired involves significant judgment based on long and short-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

Capitalization and Depreciation. A fixed asset is recognized for items with a purchase price over $1,000 and an estimated useful life of greater than one year. We currently employ the straight-line depreciation method for all fixed assets over the estimated useful life of the asset, except for product masters. Traditional products (microfilm and microfiche) and electronic products both have capitalizable “product masters”. Costs associated with the creation of traditional and electronic product masters are capitalized. For product masters, PQIL uses the double declining method of depreciation over a 10 year useful life as this methodology most closely mirrors the way in which revenue is derived from the content. In order to facilitate the timely determination of depreciation expense for the year, we use a half-year convention for depreciation.

Software Capitalization. We follow the guidance in Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for capitalizing software projects. We consider the following two characteristics when evaluating software for internal use software:

•	The software is internally developed, acquired, or modified solely to meet the entity’s internal needs.

•	During the software’s development or modification, no substantive plan exists or is being developed to market the software externally.

In accordance with SOP 98-1, there are three stages identified for development of software:

•	preliminary project stage

•	application development stage

•	post implementation / operating stage

We capitalize computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred.

We follow Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” for software projects related to external use. According to SFAS No. 86, there are two types of costs related to a software development project:

•	Research and development costs which are incurred internally in creating a computer software product prior to establishing technological feasibility, and

•	Software production costs incurred after technological feasibility has been established.

The first type of costs is expensed as incurred while the

second type of costs is capitalized and amortized over the estimated economic life of the product. All of our software development projects are amortized on a straight-line basis primarily over 3 to 5 years. Software that is purchased with a license is amortized over the life of the related license.

Allowance for Doubtful Accounts. We estimate a reserve, as required, for outstanding accounts receivable. There are two elements to the calculation of this reserve.

•	Specific identification of invoices that are at risk due to performance problems or impending bankruptcy.

•	An allowance for all other outstanding receivables is calculated based on historical data, length of time outstanding and other known factors.

Bad debt reserves are reviewed on a quarterly basis and any required adjustments are made.

Income Taxes. Provision is made for the expense, or benefit, associated with taxes based on income. The provision for income taxes is based on laws currently enacted in every jurisdiction in which we do business and considers available laws mitigating the taxation of the same income by more than one jurisdiction. Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. In determining realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations and tax planning strategies in making this assessment. If, after consideration of these factors, management believes it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance is established. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Other Contingencies. Other contingencies are recorded when it is probable that a liability exists and the value can be reasonably estimated.

Results of Operations

	2002		2001		2000
	Amount	% of sales	Amount	% of sales	Amount	% of sales
Net sales	$428.3	100.0	$401.6	100.0	$374.3	100.0
Cost of sales	(202.8)	(47.3)	(187.0)	(46.6)	(189.2)	(50.5)

Gross profit	225.5	52.7	214.6	53.4	185.1	49.5
Research and development expense	(21.5)	(5.0)	(21.4)	(5.3)	(19.0)	(5.1)
Selling and administrative expense	(114.4)	(26.8)	(124.5)	(31.0)	(123.7)	(33.0)
Restructuring charge	—	—	—	—	(5.2)	(1.4)
(Loss)/gain on sales of assets	—	—	(2.3)	(0.6)	2.7	0.7

Earnings from continuing operations before interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle	89.6	20.9	66.4	16.5	39.9	10.7
Net interest expense	(29.3)	(6.8)	(25.0)	(6.2)	(28.4)	(7.6)
Income tax expense	(17.9)	(4.2)	(15.7)	(3.9)	(4.6)	(1.2)
Equity in loss of affiliate	—	—	(13.4)	(3.3)	(20.8)	(5.6)

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$42.4	9.9	$12.3	3.1	$(13.9)	(3.7)

Fiscal Year 2002 Compared to Fiscal Year 2001

Net Sales.

	2002	2001
PQIL	$249.4	$236.0
PQBS	178.9	165.6

Total	$428.3	$401.6

Our net sales from continuing operations increased $26.7 million, or 6.6%, to $428.3 million in 2002.

Net sales at PQIL increased $13.4 million, or 5.7%, to $249.4 million.

Sales of our general reference products experienced a slight decline in revenue in 2002 primarily related to a drop in reseller content revenues in the corporate sector. While we did experience pressure from the weak economy, we were able to maintain a 90% renewal rate for our installed base and flat revenue performance in that market.

Sales of our published products grew by 20.1% in 2002 primarily driven by the Historical Newspapers product’s first full year of sales. Additional growth came from other new products like Heritage Quest Online for genealogy.

Sales of traditional products experienced a slight decline due to a slowdown in microfilm backfile sales as libraries experienced budget cutbacks.

Sales of our classroom products more than doubled in 2002 as our XanEdu product lines continued to gain market acceptance. Our coursepack products were sold in over 800 higher education institutions, and the average price per coursepack increased by more than 11%.

Net sales at PQBS increased $13.3 million, or 8.0%, to $178.9 million.

Our automotive product revenue increased by 11.7% due to strong hardware sales, price increases of approximately 3% based on escalation clauses in our APSP contracts, converting General Motors dealerships which were formerly serviced by another company to our APSP, and a transition to more web-based technologies for our performance measurement products. We continue to add new dealerships and sell new products to our existing dealership base. In 2002, we commenced new relationships with manufacturers such as Isuzu and Mazda.

Revenue from our powersports and outdoor power products increased 8.9% due to new customers, including a long-term contract with John Deere, and existing customers upgrading to new products. This growth was more than offset by a decrease of $3.4 million in our historic microfilm business.

Cost of Sales.

	2002	2001
PQIL	$135.5	$125.5
PQBS	67.3	61.5

Total	$202.8	$187.0

Our cost of sales increased $15.8 million, or 8.4%, to $202.8 million in 2002. Our gross profit (net sales less cost of sales) percentage decreased from 53.4% to 52.7%. This slight reduction was a result of PQIL’s sales mix and in particular, the decrease in high margin corporate reseller and microfilm backfile sales.

Research and Development.

	2002	2001
PQIL	$11.5	$10.0
PQBS	10.0	11.4

Total	$21.5	$21.4

Research and development expense for fiscal 2002 essentially remained flat compared to 2001. Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products.

Selling and Administrative.

	2002	Actual 2001	Pro Forma (1) 2001
PQIL	$53.4	$60.2	$54.5
PQBS	49.5	52.7	50.3
Corporate	11.5	11.6	11.6

Total	$114.4	$124.5	$116.4

(1)	Pro forma amounts are adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002.

Selling and administrative expense of $114.4 million decreased $2.0 million, or 1.7%, compared to the pro forma 2001 results or decreased 8.1% when compared to actual results. PQIL expenses as a percentage of sales decreased from 23.1% in 2001 on a pro forma basis or decreased from 25.5% on an actual basis to 21.4% in 2002. This decrease is mainly due to salary and bonus reductions as well as continued focus on cost efficiencies.

PQBS expenses as a percentage of sales decreased to 27.7% compared to pro forma 2001 of 31.8% or actual 2001 of 30.4%. This decrease is primarily due to a reduction of $3.6 million of expenses related to MotorcycleWorld.com, Inc. that was disposed of in 2001.

Earnings from Continuing Operations before Interest, Income Taxes, Equity in Loss of Affiliate and Cumulative Effect of a Change in Accounting Principle.

	2002	Actual 2001	Pro Forma (1) 2001
PQIL	$49.0	$40.3	$46.0
PQBS	52.1	40.0	42.4
Corporate	(11.5)	(11.6)	(11.6)
Loss on sales of assets	—	(2.3)	(2.3)

Total	$89.6	$66.4	$74.5

(1)	Pro forma amounts are adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002.

Reconciliation of non-GAAP measure to GAAP measure:

	2002	Actual 2001	Pro Forma 2001
PQIL	$49.0	$40.3	$46.0
PQBS	52.1	40.0	42.4
Corporate	(11.5)	(11.6)	(11.6)
Loss on sales of assets	—	(2.3)	(2.3

Total earnings from continuing operations before interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle	$89.6	$66.4	$74.5

Interest	(29.3)	(25.0)
Income taxes	(17.9)	(15.7)
Equity in loss of affiliate	—	(13.4)

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$42.4	$12.3

Earnings from continuing operations before interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle increased $15.1 million, or 20.3%, to $89.6 million in 2002 compared to the pro forma 2001 results or increased 34.9% when compared to actual results. The increase in earnings from continuing operations was primarily due to growth in the installed base for our APSP solution at PQBS, successfully launching several new electronic products at PQIL and controlling our corporate expenses. Earnings from continuing operations in 2001 were adversely impacted by a loss of $2.3 million from our sale of substantially all of the assets of MotorcycleWorld.com, Inc.

Net Interest Expense.

	2002	2001
Interest income	$(4.8)	$(1.2)
Debt	12.1	13.0
Interest rate swaps	12.8	3.9
Monetized contracts	7.2	7.7
Other	2.0	1.6

Total	$29.3	$25.0

Net interest expense increased $4.3 million, or 17.2%, to $29.3 million in 2002, primarily due to an $8.2 million charge taken in the third quarter of 2002 related to the settlement of our interest rate swaps as a result of our debt refinancing. In October 2002, we refinanced $150 million of our debt to long-term fixed rate senior notes with a 5.45% coupon rate. As a result, we are not currently entering into interest rate swap contracts.

The increase in expense was partially offset by an increase in interest income primarily due to a refund on an IRS tax claim. Additionally, interest expense related to debt decreased as a result of lower interest rates. Interest related to monetized contracts decreased due to the reduced level of monetized contracts at PQBS.

Income Tax Expense. Income tax expense increased in 2002 as a result of higher operating earnings, partially offset by a lower effective tax rate for fiscal 2002.

Equity Loss. In 2002, we did not recognize any loss for our equity investment in Bigchalk. Bigchalk’s prior losses have fully exceeded our equity investment. We owned approximately 38.0% of Bigchalk on a fully diluted basis as of December 28, 2002.

Discontinued Operations. In 2002 we recognized a gain on sales of discontinued operations of $0.6 million (net of tax) due to a reversal of an accrual which we determined we no longer needed. In 2001, we sold our Imaging, Mail and Messaging Technologies and finance-related businesses for a gain of $3.0 million (net of tax).

Acquisitions. In fiscal 2002, we completed four

acquisitions. In January, we purchased Micromedia Ltd. (“Micromedia”) for $2.4 million and the assumption of certain liabilities. In August, we purchased MetaText for $2.4 million and the assumption of certain liabilities. In November, we purchased Norman Ross Publishing for $2.1 million and the assumption of certain liabilities. In December, we purchased Courier Custom Publishing for $1.5 million and the assumption of certain liabilities. These acquisitions did not have a material impact on our 2002 Consolidated Financial Statements.

Micromedia is a developer, publisher, and distributor of value-added reference information for the academic library, public library, government and corporate markets. Micromedia licenses Canadian information from media, government and other sources and organizes, abstracts and compiles this information into electronic resources. Micromedia also creates proprietary direct and encyclopedic content. This information is delivered through the Internet, CD-ROM, microfilm and print.

MetaText is a leading provider of digital textbook solutions to the higher education and K-12 textbook markets. MetaText works with textbook publishers and providers of course management systems to create, manage and sell digital versions (“MetaText Editions”) of traditionally published textbooks. MetaText Editions are hosted, served and rendered in the MetaText digital textbook platform, which is a web-based, collaborative teaching and learning environment.

Norman Ross Publishing (“NRP”) is a publisher of reference books and microfilm. NRP developed its own publishing programs and offers more than 1,000 newspapers on microfilm from more than 40 countries worldwide. NRP represents more than 100 foreign and domestic publishers in microfilm.

Courier Custom Publishing (“CCP2”) publishes, prints and sells books. CCP2’s lines of business include Specialized Publishing and Customized Education. CCP2 is focused on the education and specialty book publishing markets.

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenue.

	2001	2000
PQIL	$236.0	$220.0
PQBS	165.6	154.3
Corporate	—	—

Total	$401.6	$374.3

Our net sales from continuing operations increased $27.3 million, or 7.3%, to $401.6 million in 2001. Revenue growth was adversely impacted by lower than expected international sales, a temporary halt in one-time, non-subscription sales of digital vault content and microfilm after the September 11th tragedy and a decline in revenue from our reseller content channel due to the overall soft economy in 2001.

PQIL’s revenue increased $16.0 million, or 7.3%, to $236.0 million. Growth in revenue is primarily due to an 11.8% increase in sales of electronic products. This growth was driven by a price increase of 3.0% and new product sales, which increased 9.0%. Microfilm sales increased 7.0% as a result of price increases, which more than offset declining unit sales.

PQBS’s revenue increased $11.3 million, or 7.3%, to $165.6 million. Growth in revenue was primarily due to a 34.8% increase in APSP renewals in combination with higher contract renewal pricing. Additionally, revenue from PQBS’s performance measurement services grew 11.1% from $25.2 million in 2000 to $28.0 million in 2001 mainly due to the release of its newly developed web-based technology platform product.

Cost of Sales.

	2001	2000
PQIL	$125.5	$125.8
PQBS	61.5	63.4

Total	$187.0	$189.2

Our cost of sales decreased $2.2 million, or 1.2%, to $187.0 million in 2001 as a result of reduced sales of low margin hardware at PQBS.

Our overall gross profit as a percentage of sales increased by 390 basis points to 53.4% due to leveraging of our fixed cost infrastructure over increased revenues.

Research and Development.

	2001	2000
PQIL	$10.0	$6.1
PQBS	11.4	12.9

Total	$21.4	$19.0

Research and development expense increased $2.4 million, or

12.6%, to $21.4 million in 2001 as we continued to invest in creating new products and integrating technology that streamlines the delivery of this content to our customers. PQIL’s research and development expense increased 63.9% from increased expenditures for database and information delivery systems, while PQBS research and development expense decreased 11.6% from focused expense management.

Selling and Administrative.

	2001	2000
PQIL	$60.2	$58.0
PQBS	52.7	52.2
Corporate	11.6	13.5

Total	$124.5	$123.7

Selling and administrative expense increased $0.8 million, or 0.6%, to $124.5 million in 2001. This reflects additional sales and marketing resources at PQIL and PQBS and a decrease in corporate expenses of $4.3 million from staff reduction due to the sale of discontinued operations.

Earnings from Continuing Operations before Interest, Income Taxes, Equity in Loss of Affiliate and Cumulative Effect of a Change in Accounting Principle.

	2001	2000
PQIL	$40.3	$30.3
PQBS	40.0	28.0
Corporate	(11.6)	(15.9)
Restructuring charge	—	(5.2)
(Loss) / Gain on sales of assets	(2.3)	2.7

Total	$66.4	$39.9

Earnings from continuing operations before interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle increased $26.5 million, or 66.4%, to $66.4 million in 2001. The increase in earnings from continuing operations was due to a 7.3% increase in sales, an increased profit margin and a reduction in corporate expenses of 27.0%.

Earnings from continuing operations in 2000 were adversely impacted by restructuring charges of $5.2 million relating to severance costs, lease obligations for which no economic benefit would be subsequently realized and business separation costs. Earnings from continuing operations in 2001 were adversely impacted by a loss of $2.3 million from our sale of substantially all of the assets of MotorcycleWorld.com, Inc. Earnings from continuing operations in 2000 were positively impacted by $2.7 million from the gain on the sale of a portion of our investment in Bigchalk. ($0.9 million), the sale of an investment in an entity acquired by Bigchalk, ($0.5 million) and the sale of vacant land ($1.3 million).

Net Interest Expense. Net interest expense decreased $3.4 million, or 12.0%, to $25.0 million in 2001, primarily reflecting lower debt levels due to our utilization of the proceeds from the sales of discontinued operations to reduce outstanding debt levels.

Income Tax Expense. Income tax expense increased in 2001 as a result of higher operating earnings, partially offset by a lower effective tax rate for fiscal 2001 from 40% to 38%.

Equity Loss. Our equity in Bigchalk’s loss equaled $13.4 million in 2001. As a result of both venture capital financing and the exchange of our investment in an entity acquired by Bigchalk for additional shares in Bigchalk, we owned approximately 38.0% of Bigchalk on a fully diluted basis at December 29, 2001.

Acquisitions. In 2001, we purchased Softline Information, Campus Custom Publishing (“CCP”) and Heritage Quest for a total of $17.8 million. We also made an additional $10.0 million investment in Bigchalk.

The acquisition of CCP strengthened our XanEdu products. CCP provided electronic and paper supplements to more than 1,000 colleges and universities nationwide at the time of our acquisition. In addition, CCP facilitates the copyright clearance process, thereby accelerating the time frame in which copyrighted materials can be incorporated into XanEdu products. Finally, we acquired CCP’s archive of copyrighted content.

The Heritage Quest product line, which includes microfilm, CD-ROM and print products (Heritage Quest magazine, Genealogy Bulletin, more than 400 books and more than 100 indices), is a valuable addition to ProQuest’s genealogical resources, which also include the Genealogy and Local History Online database and Sanborn Maps Online.

Softline Information offers more than 500 newspapers and magazines from ethnic, minority, native, gender alternative, and independent press. The titles are organized into five specialized databases covering ethnic, cultural, and demographic diversity: Ethnic NewsWatch, Ethnic NewsWatch History, Alt-Press Watch™,

GenderWatch™, and Diversity Your World™.

These acquisitions did not have a material effect on our 2001 Consolidated Financial Statements compared to our 2000 Consolidated Financial Statements.

Staff Accounting Bulletin No.101 Implementation

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). As a result of this pronouncement, we modified our accounting for revenue and related selling costs, primarily commissions, from new online subscriptions at PQIL and from APSP agreements at PQBS as of the beginning of 2000. See Note 7 to our Consolidated Financial Statements for a more complete discussion of the impact of the implementation of SAB 101.

As a result of the changes in the methods of accounting for revenue, approximately $114.8 million in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $24.0 million, $31.7 million and $44.3 million was recognized in 2002, 2001 and 2000, respectively. Furthermore, $14.8 million will be recognized in 2003 and future years. This change in method of accounting for revenue also has the effect of extending the period over which revenue is recognized.

International Operations

	2002	2001	2000
Domestic sales	$330.8	$310.4	$293.7
Foreign sales	97.5	91.2	80.6

Total sales	$428.3	$401.6	$374.3

Foreign sales increased $6.3 million, or 6.9%, to $97.5 million in 2002 as a result of increased sales of our general reference products, published products, and traditional products primarily in the Asian market. Also, revenues from our performance measurement products increased in Europe due to the transition to more web-based technologies at General Motors’ European dealerships.

For PQIL, we generally invoice international customers in U.S. dollars. However, as our international operations have matured, we have begun invoicing certain customers in their local currencies.

Our translation and transaction exposure from international operations is immaterial, as it constitutes less than 1% of selling and administrative expense.

Liquidity and Capital Resources

Debt (net of cash and cash equivalents) decreased by $67.8 million to $185.3 million in 2002 as a result of the proceeds from a stock offering of $123.3 million which occurred on June 21, 2002, partially offset by cash used in investing activities, mainly capital and software expenditures.

We generated cash from operations of $70.3 million during 2002, compared to $46.2 million in 2001. The increase in cash generated from continuing operations during 2002 compared to 2001 was primarily related to increased earnings ($30.1 million), accounts receivable ($7.2 million), other current assets ($5.4 million) and accrued expenses ($5.5 million). Cash from operations is seasonal with cash typically utilized in the first half of the year and cash typically generated during the second half of the year. Cash is typically generated in the second half of the year primarily because we bill and collect a significant portion of our annual microfilm subscription fees in the late third quarter and during the fourth quarter.

We used $106.0 million of cash in our investing activities for fiscal 2002. Capital expenditures increased $5.7 million or 10.8% over 2001, to $58.6 million due to increased expenditures on Historical Newspapers and other published products. Also in fiscal 2002, we reclassified our software spending from operating cash flow to investing activities. We have also reclassified this item on the 2001 and 2000 Consolidated Statements of Cash Flows, for comparability. We utilized $22.1 million of cash related to several technology projects for our published products, XanEdu production processes and our back office order entry system. These projects were undertaken to improve processes and reduce costs. These projects develop internal use software and are included in Other Assets on our Consolidated Balance Sheet. Additionally, there were several items related to our discontinued operations that impacted investing cash flow for the fiscal year ended December 28, 2002. During 2002, we utilized cash of $16.8 million for the payment of working capital adjustments and retained liabilities related to the sales of discontinued operations in the prior year compared to cash received of $286.9 million in 2001. Finally, $8.4 million of cash was used in the acquisition of Micromedia Ltd., MetaText, Norman Ross Publishing and Courier Custom Publishing.

We generated cash from financing activities of $39.0 million in fiscal 2002. We received net proceeds of $123.3 million, after expenses, in the second quarter of 2002 from our stock offering of 3.7 million shares of common stock at a price of $35.40 per share. We reduced our debt by $67.8 million and used $9.8 million of cash for the settlement of interest rate swaps and treasury locks as a result of our debt refinancing.

With regard to our PQBS APSP agreements, we have monetized a portion of the future cash stream generated by these customer contracts. At the time of monetization, we receive an amount equal to the discounted value of future billings that will be received from the customer. The amount received at the time of monetization is recorded as Monetized Future Billings on our Consolidated Balance Sheet. As the monthly billings are received, this amount is retained by the third party with whom we have monetized these contracts. To the extent the amounts received from monetizing new contracts is less than the billings retained by the third party, we generate a use of cash in financing activities on our Consolidated Statement of Cash Flows. As a result of refinancing our credit facility, monetization of the APSP contracts is no longer the most cost effective strategy. We intend to reduce the number of APSP contracts that we monetize, while complying with our contractual obligation that exists through September 2004. The monetized future billings and current portion of monetized future billings will decline and there will be a cash flow effect. The reduced level of APSP contract monetization had a negative impact on financing activities for fiscal 2002 of $11.1 million. In 2002, we reclassified the APSP contract monetization to financing activities from operating cash flow. We have also reclassified this item on the 2001 and 2000 Consolidated Statements of Cash Flows, for comparability.

We believe that current cash balances, cash generated from operations, and availability under our revolving credit facility will be adequate to fund the growth in working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future. Under our $175.0 million revolving credit facility, $37.0 million was outstanding as of December 28, 2002. The interest rate on borrowings under the credit facility as of December 28, 2002 was (at our option) either LIBOR + 1.0% ($37.0 million outstanding at December 28, 2002), or the prime rate + 0.25% ($0 outstanding at December 28, 2002).

On January 9, 2003 our Board of Directors approved an authorization to acquire up to 5% of our outstanding shares of our $.001 par value common stock. As of February 19, 2003 we have been actively in the market buying shares under this authority.

A portion of our availability under the credit facility has been utilized to issue letters of credit to support our insurance coverage. At December 28, 2002, the total of the face amounts of the outstanding letters of credit was $2.4 million. The letters of credit renew either annually or automatically with the face amount adjusted based on the underlying insurance requirement.

At the end of fiscal 2002, we had $135.7 million of additional credit available under our credit facility.

For the remaining three years on the term of the existing Credit Agreement, annual maturities are:

2003	$—
2004	—
2005	175.0

Total	$175.0

For the term of the 5.45% senior notes, annual maturities are:

2003	$—
2004	—
2005	—
2006	21.4
2007	21.4
2008	21.4
2009	21.4
2010	21.4
2011	21.4
2012	21.6

Total	$150.0

We are in compliance with all debt covenants at December 28, 2002.

Financial Condition

Selected Balance Sheet information.

	As of
	December 28, 2002	December 29, 2001
Accounts receivable, net	$103.5	$89.7
Other current assets	25.5	33.3
Long-term receivables	4.6	23.2
Other assets	69.9	69.7
Accrued expenses	28.1	85.7
Deferred income	109.9	111.9
Other liabilities	60.9	70.8

Accounts receivable increased by $13.8 million during the fiscal year ended December 28, 2002, primarily due to a tax refund due from the U.S. government.

Other current assets decreased primarily due to a reduction of $18.7 million in our deferred tax asset resulting from the realization of the benefit of the tax asset in 2002. Partially offsetting this decrease is the increase in prepaid taxes of $5.7 million related to an overpayment that has been applied to future taxes. Additionally, prepaid royalty payments to publishers increased $6.7 million due to the timing and increases in the royalty payments.

Long-term receivables decreased by $18.6 million, primarily due to the working capital adjustment related to the sale of our North American MMT business and finance-related business, that was finalized in 2002. Included in the proceeds from Glencoe Capital was a seller-financing note in the amount of $21.7 million. As part of the working capital adjustment that was finalized in 2002, the seller note was offset against amounts due to the buyers.

Other assets remained flat due to payments to content providers and for software licenses and developed software totaling $13.0 million, net of amortization. These items assist in digitizing products and facilitate back office functions. This increase was offset by a $13.0 million decrease in our long-term deferred tax asset resulting from the realization of the benefit of the tax asset in 2002.

The decrease in accrued expenses as of December 28, 2002 compared to December 29, 2001, is due to payments of $16.8 million made in 2002 related to discontinued operations and $21.7 million related to the working capital settlement on the sale of our MMT North American business, our scanner equipment business and our finance-related business. Additionally, accrued taxes decreased by $11.3 million compared to 2001 due to the fact that we paid or deferred our tax liability.

Deferred income decreased by $2.0 million during the fiscal year ended December 28, 2002, due to timing of subscription billing and a slight decline in revenue from our general reference database products in 2002.

Other liabilities decreased by $9.9 million, primarily due to the decrease in interest rate swaps which were settled during 2002 due to our debt refinancing.

Debt Refinancing

On October 3, 2002 we replaced our $375 million credit facility with a $175 million variable rate revolving credit facility due on October 3, 2005, and a private placement of $150 million in 5.45% fixed rate senior notes due October 1, 2012. Interest on the senior notes is payable semi-annually on April 1 and October 1.

The net proceeds from the sale of these notes and the new facility were used to pay off our $375 million revolving credit facility and for general corporate purposes.

As a result of this debt refinancing, we recorded a charge of approximately $8.2 million in interest expense related to settling $200 million notional amount of interest rate swaps outstanding as part of our previous risk management strategy, as well as writing off the remaining deferred fees on the original revolver loan.

The credit facility and the senior notes require compliance with leverage, fixed charge and net worth covenants. We and our two largest domestic operating subsidiaries are jointly and severally liable as guarantors under both agreements. The credit facility contains certain restrictions on the payment of dividends on and repurchases of our common stock.

Capital Expenditures and Outlook

	2002	2001	2000
Product masters
PQIL	$51.7	$43.7	$30.2

Fixed capital
PQIL	3.8	5.3	9.1
PQBS	2.9	3.7	3.2
Corporate	0.2	0.2	0.1

Total fixed capital	6.9	9.2	12.4

Total capital expenditures	$58.6	$52.9	$42.6

Software
PQIL	$20.0	$16.2	$13.5
PQBS	2.1	1.7	4.7

Total software expenditures	$22.1	$17.9	$18.2

Capital spending for product masters has increased 71.2% from 2000 to 2002 due to the increasing number of titles we include in our products as well as development of content associated with new published products in our digital vault, for example our Historical Newspapers products.

We expect to meet our needs for working capital for operations, to fund capital expenditures, software spending and potential acquisitions and to meet our debt service requirements through cash generated from operations and our credit facility. Although there are no material commitments for capital spending, we expect capital spending in 2003 to be approximately $50 to $55 million, and software spending to be approximately $11 to $13 million. Capital expenditures will be concentrated primarily on ongoing and new product master prepublication costs that management believes will generate future revenue growth. Our plans are dependent on the availability of funds as well as the identification of projects showing sufficient returns. As a result, there is no assurance that our planned level or type of capital spending will actually occur in the future.

On December 30, 2002, the second day of our 2003 fiscal year, we acquired all of the outstanding interest in Bigchalk for a negotiated value of $27 million, which includes a holdback of approximately $3.4 million which will be paid out over the next 18 months and is net of about $20 million in cash held by Bigchalk that we received upon completion of the acquisition.

Seasonality

Our quarterly operating results fluctuate as a result of a number of factors including the sales cycle, the amount and timing of new products and our spending patterns. In addition, many of our PQIL customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced our lowest net sales, earnings and cash flow in the first fiscal quarter with our highest net sales and earnings in the fourth fiscal quarter.

The historical fluctuation of our operating results are described in Note 23 to our Consolidated Financial Statements and incorporated herein by reference.

Recently Issued Financial Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No.’s 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, “Reporting Gains and Losses From Extinguishments of Debt”, SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements”, and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement also amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not believe the adoption of SFAS No. 145 will have a material impact on our Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of SFAS No. 146 will have a material impact on our Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock—Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. Also, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. This statement is effective for financial statements for fiscal years ended after December 15, 2002. The adoption of SFAS No. 148 will not have a material impact on our Consolidated Financial Statements due to the fact that we are going to continue to account for our stock option plan in accordance with the provisions of SFAS No. 123 using the intrinsic method prescribed in APB Opinion No. 25.

In November 2002, the Emerging Issues Task Force (“EITF”) came to a consensus on EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are assessing the impact that adoption of EITF 00-21 will have on our Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands on disclosures required to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe the adoption of this Interpretation will have a material impact on our Consolidated Financial Statements.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As a result of our financing activities, we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. We are not currently hedging this interest rate risk. Instead we have limited this risk by refinancing $150 million of our debt to long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven year average life. Our remaining debt is variable rate long-term debt which exposes us to variability in interest payments due to changes in interest rates.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currency rates. Our practice is to hedge most of our significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At December 28, 2002, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 8.    Financial Statements and Supplementary Data.

Independent Auditors’ Report

The Board of Directors

ProQuest Company:

We have audited the accompanying consolidated balance sheets of ProQuest Company and subsidiaries (the “Company”) as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProQuest Company and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 7 and 8 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in fiscal 2002 and changed its methods of accounting for certain inventory costs and revenue recognition during fiscal 2000.

\s\ KPMG LLP

Detroit, Michigan

February 13, 2003

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(In thousands, except per share data)

	2002	2001	2000
Net sales	$428,324	$401,628	$374,301
Cost of sales	(202,833)	(186,963)	(189,196)

Gross profit	225,491	214,665	185,105

Research and development expense	(21,529)	(21,381)	(19,034)
Selling and administrative expense	(114,401)	(124,546)	(123,642)
Restructuring charge	—	—	(5,196)
(Loss)/gain on sales of assets	—	(2,312)	2,726

Earnings from continuing operations before interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle	89,561	66,426	39,959

Net interest expense:
Interest income	4,791	1,159	2,404
Interest expense	(34,050)	(26,198)	(30,765)

Net interest expense	(29,259)	(25,039)	(28,361)

Earnings from continuing operations before income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle	60,302	41,387	11,598
Income tax expense	(17,922)	(15,727)	(4,639)
Equity in loss of affiliate	—	(13,374)	(20,848)

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	42,380	12,286	(13,889)

Earnings from discontinued operations, net (less applicable income taxes of $0, $1,840, and $6,979, respectively)	—	3,002	10,469
Gain on sales of discontinued operations, net (less applicable income taxes of $361, $1,518, and $0, respectively)	639	2,476	—
Cumulative effect of a change in accounting principle	—	—	(65,302)

Net earnings (loss)	$43,019	$17,764	$(68,722)

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$1.62	$0.52	$(0.59)
Earnings from discontinued operations	—	0.13	0.45
Gain on sales of discontinued operations	0.02	0.10	—
Cumulative effect of a change in accounting principle	—	—	(2.76)

Net earnings (loss) per basic common share	$1.64	$0.75	$(2.90)

Diluted:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$1.59	$0.51	$(0.59)
Earnings from discontinued operations	—	0.13	0.45
Gain on sales of discontinued operations	0.02	0.10	—
Cumulative effect of a change in accounting principle	—	—	(2.76)

Net earnings (loss) per diluted common share	$1.61	$0.74	$(2.90)

Average number of common shares and equivalents outstanding:
Basic	26,190	23,805	23,657
Diluted	26,588	24,077	23,657

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of December 28, 2002 and December 29, 2001

(In thousands)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,782	$495
Accounts receivable, net	103,517	89,726
Inventory:
Finished products	2,570	1,821
Products in process and materials	2,339	2,620

Total inventory, net	4,909	4,441

Other current assets	25,475	33,283

Total current assets	135,683	127,945

Property, plant, equipment and product masters:
Land and improvements	878	915
Buildings	30,422	29,334
Machinery and equipment	98,902	109,408
Product masters	360,329	307,215

Total property, plant, equipment and product masters, at cost	490,531	446,872
Accumulated depreciation and amortization	(317,301)	(292,843)

Net property, plant, equipment and product masters	173,230	154,029

Long-term receivables	4,635	23,200
Goodwill	247,354	231,533
Intangibles, net	692	—
Other assets	69,923	69,660

Total assets	$631,517	$606,367

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of December 28, 2002 and December 29, 2001

(In thousands)

	2002	2001
LIBILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$62	$564
Current maturities of long-term debt	—	292
Accounts payable	38,055	40,469
Accrued expenses	28,090	85,740
Current portion of monetized future billings	26,738	28,948
Deferred income	109,865	111,915

Total current liabilities	202,810	267,928
Long-term liabilities:
Long-term debt, less current maturities	187,000	252,782
Monetized future billings	51,071	59,933
Other liabilities	60,880	70,796

Total long-term liabilities	298,951	383,511

Shareholders’ equity (deficit):
Common stock (28,482 shares issued and 28,023 shares outstanding at the end of fiscal 2002, and 24,546 shares issued and 24,096 shares outstanding at the end of fiscal 2001)	28	24
Capital surplus	298,548	169,050
Notes receivable for stock purchases	(523)	(1,071)
Retained earnings (accumulated deficit)	(152,832)	(195,851)
Treasury stock, at cost	(11,629)	(11,335)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	(2,506)	1,001
Unrealized loss from derivatives	(947)	(6,890)
Minimum pension liability	(383)	—

Accumulated other comprehensive loss	(3,836)	(5,889)

Total shareholders’ equity (deficit)	129,756	(45,072)

Total liabilities and shareholders’ equity (deficit)	$631,517	$606,367

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(In thousands)

	2002	2001	2000
Operating activities:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle:	$42,380	$12,286	$(13,889)
Adjustments to reconcile earnings (loss) to net cash provided by operating activities:
Equity in loss of affiliate	—	13,374	20,848
Loss/(gain) on sales of assets	—	2,312	(2,726)
Depreciation and amortization	47,648	53,554	51,737
Deferred income taxes	7,299	5,419	7,314
Interest expense due to swap settlement	7,414	—	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(4,732)	(11,882)	(10,066)
Inventory, net	(389)	556	1,802
Other current assets	(4,713)	(10,075)	(2,346)
Long-term receivables	(3,185)	—	2,881
Other assets	432	(265)	(2,689)
Accounts payable	(3,873)	735	2,674
Accrued expenses	(9,466)	(14,958)	2,328
Deferred income	(7,747)	(4,615)	(5,598)
Other long-term liabilities	(1,321)	(2,080)	(173)
Other, net	502	1,809	5,369

Net cash provided by operating activities	70,249	46,170	57,466

Investing activities:
Expenditures for property, plant, equipment and product masters	(58,646)	(52,924)	(42,623)
Expenditures for software	(22,149)	(17,942)	(18,168)
Acquisitions, net of cash acquired	(8,393)	(27,803)	(9,650)
Proceeds from asset sales	—	100	2,556
Proceeds from (expenditures associated with) sales of discontinued operations	(16,770)	286,928	—

Net cash (used in) provided by investing activities	(105,958)	188,359	(67,885)

Financing activities:
Net decrease in short-term debt	(830)	(14,344)	(8,512)
Proceeds from long-term debt	389,170	43,683	37,335
Repayment of long-term debt	(455,244)	(292,896)	(43,747)
Cash paid for settlement of interest rate derivative contracts	(9,765)	—	—
Debt issuance costs	(1,654)	—	—
Monetized future billings	(11,072)	233	—
Proceeds from sales of common stock, net	123,295	—	—
Proceeds from exercise of stock options, net	5,124	11,169	3,389
Purchase of treasury stock	—	—	(2,701)

Net cash provided by (used in) financing activities	39,024	(252,155)	(14,236)

Net cash provided by discontinued operations	—	12,923	28,885
Effect of exchange rate changes on cash	(2,028)	(428)	(1,151)

Increase (decrease) in cash and cash equivalents	1,287	(5,131)	3,079
Cash and cash equivalents, beginning of period	495	5,626	2,547

Cash and cash equivalents, end of period	$1,782	$495	$5,626

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000

(Dollars and shares in thousands)

	Common Stock		Capital Surplus	Notes Receivable for Stock Purchases	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Total
	Issued	Treasury
Balance, at the end of fiscal 1999 (Common stock, 23,969 shares; treasury stock, 337 shares)	$24	$(8,792)	$153,654	$(1,544)	$(144,893)	$(414)	$(1,965)

Comprehensive income:
Net earnings					(68,722)		(68,722)
Foreign exchange translation adjustments						311	311

Total comprehensive income							(68,411)

Stock options exercised, net 109 shares			2,941				2,941
Tax benefit from stock options exercised			113				113
Notes receivable				364			364
Treasury stock, net 119 shares		(2,701)					(2,701)

Balance, at the end of fiscal 2000 (Common stock, 24,078 shares; treasury stock, 456 shares)	$24	$(11,493)	$156,708	$(1,180)	$(213,615)	$(103)	$(69,659)

Comprehensive income:
Net earnings					17,764		17,764
Foreign exchange translation adjustments						1,104	1,104
Unrealized gain (loss) from derivatives						(6,890)	(6,890)

Total comprehensive income							11,978

Stock options exercised, net 468 shares			11,169				11,169
Tax benefit from stock options exercised			1,173				1,173
Notes receivable				109			109
Treasury stock, net (6) shares		158					158

Balance, at the end of fiscal 2001 (Common stock, 24,546 shares; treasury stock 450 shares)	$24	$(11,335)	$169,050	$(1,071)	$(195,851)	$(5,889)	$(45,072)

Comprehensive income:
Net earnings					43,019		43,019
Foreign exchange translation adjustments						(3,507)	(3,507)
Minimum pension liability						(383)	(383)
Unrealized gain (loss) from derivatives						5,943	5,943

Total comprehensive income							45,072

Common stock, $.001 par value, 3,702 shares issued June 21, 2002, net of expenses	4		123,291				123,295
Stock options exercised, net 234 shares			5,124				5,124
Tax benefit from stock options exercised			1,083				1,083
Notes receivable				254			254
Treasury stock, net 9 shares		(294)		294			—

Balance, at the end of fiscal 2002 (Common stock, 28,482 shares; treasury stock, 459 shares)	$28	$(11,629)	$298,548	$(523)	$(152,832)	$(3,836)	$129,756

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements

ProQuest Company and Subsidiaries

Notes to the Consolidated Financial Statements

(dollars and shares in thousands, except per share data)

Note 1—Significant Accounting Policies

Nature of Operations. We are a leading provider of value-added information and content to the library, classroom, automotive and powersports markets. We provide products and services to our customers through two business segments: ProQuest Information & Learning (“PQIL”), and ProQuest Business Solutions (“PQBS”). Through our PQIL segment, which primarily serves the library and classroom markets, we aggregate and publish value-added content from a wide range of sources, including newspapers, periodicals and books. Our PQBS segment is primarily engaged in the delivery of comprehensive parts and service information and business performance products and services to the automotive market. It also provides dealers in the powersports (motorcycle, marine and recreational vehicle) markets with management systems that enable them to better manage inventory, customer service and other aspects of their businesses. In addition, PQBS provides parts and service information and related products to the outdoor power equipment markets.

Basis of Presentation. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Subsequent actual results may differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of ProQuest Company and its majority owned subsidiaries except where control is temporary.

In December 1999, we combined our kindergarten through twelfth grade (“K-12”) Internet business with the K-12 Internet business from Infonautics, Inc. to form Bigchalk, Inc. (“Bigchalk”). At the end of fiscal 1999, we owned 69% of the common equity of Bigchalk; such control was temporary, as in January 2000, venture capital financing was raised by Bigchalk which lowered our ownership interest to approximately 45% on a fully diluted basis. Further venture capital financing was raised in December 2000 and February 2001 which lowered our ownership interest to approximately 38% on a fully diluted basis. Accordingly, we account for our ownership interest in Bigchalk using the equity method.

On December 30, 2002, the second day of our 2003 fiscal year, we purchased the remaining 62% of Bigchalk. See Note 22 for further discussion.

In the first quarter of 2000, we adopted a plan to divest our Imaging, Mail and Messaging Technologies and finance-related businesses. Accordingly, the operating results of these businesses have been segregated from our continuing operations and are separately reported as discontinued operations in the consolidated financial statements (See Note 6). We completed our divestiture plan in 2001.

Fiscal Year. Our fiscal year ends on the Saturday nearest to December 31. References to fiscal 2002 are for the 52 weeks ended December 28, 2002, references to fiscal 2001 are for the 52 weeks ended December 29, 2001, and references to fiscal 2000 are for the 52 weeks ended December 30, 2000.

Revenue Recognition. We derive revenues from licenses of database content (electronic products), sales of microform (microfilm and microfiche) subscriptions, microfilm backfile sales, paper products, service, software, and equipment. Revenues from services accounted for less than 10% of our revenues in 2002, 2001, and 2000. Services consist of translation and training with respect to our Automotive Parts and Service Products (“APSP”) and performance measurement products.

General Reference Products

For PQIL’s General Reference products, customers purchase access to periodicals, newspapers and other resources contained in our databases in exchange for a fee that normally covers a subscription period of twelve months. PQIL follows the guidance under SAB 101 for all subscription products. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method.

PQIL provides content on a wholesale basis to premier information companies such as Factiva, LexisNexis and Dow Jones. We receive a royalty from these wholesalers based on the usage of our products by their customers. We recognize this revenue based on the usage of our product.

Published Products

PQIL’s Published Products provide users with access to our comprehensive databases, including Historical Newspapers, EEBO,

and topic specific products on either a subscription basis that normally covers twelve months, or a perpetual license. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method. For sales of perpetual licenses, revenue is recognized when we provide access to the content and bill the customer.

Traditional Products

PQIL derives revenue from sales of microform subscriptions and backfiles, publishing fees and sales of dissertations. For newspaper subscription products, revenue is recognized ratably, over the term of the subscription which is normally twelve months. For periodical subscription products, we accumulate the product on microfilm and ship the completed microfilm to our customers on a quarterly or annual basis. Revenue for these products is recognized when the product is shipped. For our backfile products, sales of dissertations and publishing fees, revenue is recognized when the product is shipped.

Classroom Products

For our Classroom Products, we generate revenue from digital and paper products. Paper coursepack sales comprised 76.9% of Classroom Product sales in 2002. The revenue is recognized when these products are shipped. The remainder of our sales relate to the access of our digital products. Access to our digital products is provided for the semester the class is being offered, typically a period of four months. Revenue for digital products is recognized ratably, monthly, over the term of the contract.

Automotive Parts and Service Products (APSP)

A majority of the APSP revenue is related to multiple element contracts in which PQBS provides hardware, database content licenses, and ongoing support to our customers. PQBS follows the guidance under SAB 101 in allocating the contract revenue to the various elements. SAB 101 prescribes that in circumstances where multiple element contracts are being sold, revenue should be allocated to each element based on the relative value of that element to the aggregate value of all elements, irrespective of the dollar amounts ascribed to each element in the related contract. Accordingly, it is necessary for management to determine the fair value of each element. Such determination is judgmental and is typically based on the pricing of similar products that are not part of a multi-element arrangement. The amount assigned to the hardware value is recognized upon shipment of the hardware to the customer. The amounts assigned to the database licenses and the ongoing support are recognized over the term of the contract, typically 36 to 60 months.

Dealer Management Systems (DMS)

DMS for powersports customers are made up of a software license, training, and ongoing support and software maintenance. Revenue from sales of DMS systems is primarily recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. This normally occurs when we ship the product. The ongoing support and software maintenance are billed to the customer monthly, and the related revenue is recognized at that time.

In addition to the DMS products, we provide products for the outdoor power equipment markets which are highly customized for the customer. As such, an initial license fee is recognized upon contract acceptance related to the development of an application or licensing of an existing product. An annual license fee is charged in subsequent years and is recognized ratably over that year. Ongoing services revenue is recognized over the term of the contract, typically 60 months.

Allowance for Doubtful Accounts. We estimate a reserve, as required, for outstanding accounts receivable.

Allowances for doubtful accounts are reviewed on a quarterly basis and any required adjustments to reserve levels are made. Allowances for doubtful accounts at the end of fiscal 2002 and 2001 were $1,434, and $1,353, respectively.

Foreign Currency Translation. The financial position and results of operations of each of our foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Assets and liabilities are translated into U.S. dollars using the exchange rates at the end of the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are reflected as a separate component of shareholders’ equity, and are included in the determination of our other comprehensive income.

Net Earnings (Loss) per Common Share. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, and reflects the potential dilution that could occur if all of our outstanding stock options were exercised (calculated using the treasury stock method). A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net earnings (loss) per common share is shown in the table below for the periods indicated:

	2002	2001	2000
Basic	26,190	23,805	23,657
Dilutive effect of stock options	398	272	—

Diluted	26,588	24,077	23,657

Cash and Cash Equivalents. We consider all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheets approximates fair value.

Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market, net of reserves. During the fourth quarter of 2000, we changed our method of inventory valuation for PQBS from the last-in, first-out (“LIFO”) method to the FIFO method as the majority of the inventory items for this business have been continuing to decrease in price. Accordingly, we believe that the FIFO method results in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change lowered net earnings by $105 for 2000.

Property, Plant, Equipment and Product Masters. Property, plant, equipment and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters.

Goodwill and Other Intangible Assets. In the first quarter of fiscal 2002, we adopted SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Under SFAS No. 141, intangible assets are recognized as assets apart from goodwill when they arise from contractual or other legal rights (regardless of whether those rights are transferable or separable from the acquired entity or from other rights and obligations) or if they are separable (capable of being separated or divided from the acquired entity regardless of whether there is an intent to do so). SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis using a two-step goodwill impairment test. The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value. If the carrying value is higher than the fair value, there is an indication that an impairment may exist; if the carrying value is less than the fair value, no impairment exists and the second step does not need to be completed. If there is an indication of impairment, the second step of the impairment test requires us to allocate the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The amount of the impairment for goodwill is measured as the excess of its carrying value over its fair value.

Impairment of Long-Lived Assets. We review the carrying value of property, plant, equipment and product masters and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal.

Monetized Future Billings. With regard to our PQBS APSP agreements, we have monetized a portion of the future cash stream generated by these customer contracts. At the time of monetization, we receive an amount equal to the discounted value of future billings that will be received from the customer. The amount received at the time of monetization is recorded as Monetized Future Billings in our Consolidated Balance Sheet. As the monthly billings are received, this amount is retained by the third party with whom we have monetized these contracts and a portion of the discount is recognized as interest expense. Our obligation related to certain portions of these monetized amounts will be satisfied within the next twelve months; these amounts have been classified as the Current Portion of Monetized Future Billings. In connection with these transactions, we retain a maximum credit risk of approximately $1.3 million per year.

As part of the sale of discontinued operations, our previously owned financing subsidiary was sold and we entered into certain contractual obligations and must continue to monetize a specified number of new and renewal APSP contracts from customers through September 2004.

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

Stock Option Plan. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we account for our stock option plan using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Pro forma net income and earnings per share disclosures for employee stock option grants based on the fair value-based method (defined in SFAS No. 123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are indicated below:

	2002	2001	2000
Net earnings (loss), as reported	$43,019	$17,764	$(68,722)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,429)	(5,009)	(3,924)

Pro forma net earnings (loss)	$37,590	$12,755	$(72,646)

Earnings (loss) per share:
Basic-as reported	$1.64	$0.75	$(2.90)
Basic-pro forma	$1.44	$0.54	$(3.07)
Diluted-as reported	$1.61	$0.74	$(2.90)
Diluted-pro forma	$1.44	$0.54	$(3.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 28, 2002: volatility of 40.92%; risk free interest rate of 4.31%; expected lives of 5 years; and no dividend yield, the following assumptions for the year ended December 29, 2001: volatility of 41.03%; risk free interest rate of 4.86%; expected lives of 5 years; and no dividend yield, and the following assumptions for the year ended

December 30, 2000: volatility of 20%; risk free interest rate of 6%; expected lives of 5 years; and no dividend yield.

Derivative Financial Instruments and Hedging Activities. On December 31, 2000, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133”. SFAS No. 133, as amended, requires that we recognize all derivative instruments as assets or liabilities in the balance sheet at fair value.

Interest Rate Risk

In the past, all of our interest bearing loans and borrowings were subject to interest rate risk. As part of our debt refinancing, during the third quarter of fiscal 2002 we dedesignated and settled $200 million notional amount of interest rate swaps (see Note 13). As a result, we recognized an additional $8,272 in interest expense.

Also in anticipation of our debt refinancing (see Note 13), we entered into Treasury Rate Locks (“locks”) in August 2002 with the notional amount of $75 million. These locks effectively fixed the underlying treasury rate for the pricing of our private placement at 3.67% and settled on September 17, 2002, the same day our private placement deal was priced. The unrealized loss of these locks in the amount of $981 (net of tax) was recorded in Other Comprehensive Income, and will be recognized over the life of the notes. Approximately $140 of net derivative losses included in other comprehensive income at December 28, 2002 will be reclassified into earnings within twelve months from that date.

During the third quarter of 2001, we dedesignated $150 million of notional amount of interest rate swaps due to the sale of discontinued operations (see Note 6). We recognized an additional $6,258 (net of tax) expense as a result of the dedesignation of these cash flow hedges, and reported it as a component of the gain on sales of discontinued operations.

Foreign Exchange Risks

A portion of revenues, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Substantially all foreign exchange risks are managed through operational means. However, we believe that some foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts have not been designated for hedging treatment under SFAS No. 133, as amended. At December 28, 2002, we did not have any foreign currency forwards or option contracts outstanding.

The following table summarizes the net activities in other comprehensive income related to derivatives classified as cash flow hedges held by us during fiscal 2002:

Balance as of December 29, 2001	$(6,890)
Net losses reclassified into net earnings	8,323
Year-to-date net unrealized loss on derivatives	(2,913)
Income tax expense related to items of other comprehensive income	533

Total, net of tax	$(947)

For the year ended December 30, 2000, prior to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, amounts related to derivative contracts were recorded using the previous hedge accounting approach, and gains and losses on derivative instruments were included in the basis of the underlying hedged transaction. We did not recognize the fair values of these derivative financial investments or their changes in fair value in our consolidated financial statements.

New Accounting Pronouncements. In accordance with recently issued and/or adopted accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of SFAS No. 146 will have a material impact on our Consolidated Financial Statements.

In December 2002 the FASB issued SFAS No. 148, “Accounting

`for Stock—Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock—Based Compensation” and provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. Also, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. This statement is effective for Consolidated Financial Statements for fiscal years ended after December 15, 2002. The adoption of SFAS No. 148 will not have a material impact on our Consolidated Financial Statements due to the fact that we are going to continue to account for our stock option plan in accordance with the provisions of SFAS No. 123 using the intrinsic method prescribed in APB Opinion No. 25.

In November 2002, the Emerging Issues Task Force (“EITF”) came to a consensus on EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are assessing the impact that adoption of EITF 00-21 will have on our Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands on disclosures required to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not believe adoption of this interpretation will have a material impact on our Consolidated Financial Statements.

Note 2—Business Segments

Our operating segments are internally organized primarily by the type of products produced and markets served. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, we have aggregated similar operating segments into two reportable segments, PQIL and PQBS. (Refer to Note 1 to the Consolidated Financial Statements for a description of segment operations.) We evaluate the performance of and allocate resources to each of the segments based on their operating results excluding interest and taxes. The accounting policies for each of the segments are described in the summary of significant accounting policies in Note 1.

Information concerning our reportable business segments and operations by geographic area for fiscal 2002, 2001, and 2000 for our continuing operations is as follows (dollars in millions):

	2002
	PQIL	PQBS	Corporate	Total
Net sales	$249.4	$178.9	$—	$428.3
Earnings from continuing operations before interest and taxes	$49.0	$52.1	$(11.5)	$89.6
Capital expenditures	$55.5	$2.9	$0.2	$58.6
Depreciation and amortization	$42.6	$4.9	$0.1	$47.6
Total assets	$489.5	$105.5	$36.5	$631.5

	2001
	PQIL	PQBS	Corporate	Total
Net sales	$236.0	$165.6	$—	$401.6
Earnings from continuing operations before interest and taxes (1)	$40.3	$37.7	$(11.6)	$66.4
Capital expenditures	$49.0	$3.7	$0.2	$52.9
Depreciation and amortization (2)	$45.7	$6.7	$0.5	$52.9
Total assets	$428.8	$104.3	$73.3	$606.4

	2000
	PQIL	PQBS	Corporate	Total
Net sales	$220.0	$154.3	$—	$374.3
Earnings from continuing operations before interest and taxes (1)	$25.5	$28.0	$(13.6)	$39.9
Capital expenditures	$39.3	$3.2	$0.1	$42.6
Depreciation and amortization (2)	$44.2	$6.6	$0.6	$51.4

(1)	Earnings from continuing operations before interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle.

(2)	Excludes amortization/write-off of deferred financing costs of $0.7 million and $0.3 million in 2001 and 2000, respectively.

	2002	2001	2000
Geographic Area Data

Net Sales (3):
United States	$330.8	$310.4	$293.7
Europe/Asia	80.3	58.5	56.9
Other	17.2	32.7	23.7

Total	$428.3	$401.6	$374.3

Total Assets:
United States	$524.7	$527.3	$460.9
Europe/Asia	95.0	77.5	77.4
Other	11.8	1.6	2.1

Total	631.5	606.4	540.4
Discontinued operations	—	—	261.2

Consolidated	$631.5	$606.4	$801.6

(3)	Revenue is classified according to its country of destination (including exports to such areas).

Note 3—Acquisitions and Disposal of Assets

In January 2002, we acquired Micromedia Ltd. for $2.4 million and the assumption of certain liabilities. The $5.5 million excess of the consideration given and the liabilities assumed over the estimated fair value of identifiable net assets have been recorded as goodwill.

In August 2002, we acquired MetaText for $2.4 million and the assumption of certain liabilities. The $2.0 million excess of the consideration given and the liabilities assumed over the estimated fair value of identifiable net assets have been recorded as goodwill.

In November 2002, we acquired Norman Ross Publishing for $2.1 million and the assumption of certain liabilities. The $3.4 million excess of the consideration given and the liabilities assumed over the estimated fair value of identifiable net assets have been recorded as goodwill.

In December 2002, we acquired Courier Custom Publishing for $1.5 million and the assumption of certain liabilities. The $1.3 million excess of the consideration given and the liabilities assumed over the estimated fair value of net identifiable assets have been recorded as goodwill.

These acquisitions have been included in our Consolidated Financial Statements since the date of acquisition. Furthermore, these acquisitions did not have a material effect on our Consolidated Financial Statements.

The fiscal 2001 sales of assets included:

	Proceeds	Loss on Sale
The sale of MotorcycleWorld.com	$100	$2,312

On October 31, 2001, we sold certain assets of MotorcycleWorld.com, Inc. (“MCW”), including MCW’s various domain names and web site content to Powersports Network, Inc.

The fiscal 2000 sales of assets included:

	Proceeds	Gain on Sale
The sale of a portion of our investment in our affiliate Bigchalk	$1,156	$867
The sale of our investment in an entity acquired by Bigchalk in exchange for additional common stock of Bigchalk	—	489
Additional proceeds related to the sale in 1999 of vacant land adjacent to one of our manufacturing operations	1,400	1,370

	$2,556	$2,726

There were no sales of assets in 2002.

Note 4—Restructuring

In December 1999, the Board of Directors approved a plan to separate our Imaging, Mail and Messaging Technologies and finance-related business from our core information and publishing operations, and to restructure and consolidate our corporate headquarters and certain activities of our continuing operations. The plan was developed to enhance our operational focus and growth prospects and reduce our leverage. In connection with the implementation of this plan, we recorded a charge in continuing operations of $10,505 and an additional charge of $26,260 related to discontinued operations in fiscal 1999.

In fiscal 2000, we recorded additional restructuring charges related to the original plan adopted in 1999. In continuing operations, a charge of $5,196 was recognized in 2000. We also recognized additional charges of $7,394 in discontinued operations in 2000.

During fiscal 2000 and 2001, all employees included in the restructuring plan were terminated.

Note 5—Income Taxes

The earnings from continuing operations before income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle, on which income taxes were provided in fiscal 2002, 2001, and 2000 were:

	2002	2001	2000
United States	$56,593	$43,568	$12,958
Foreign	3,709	(2,181)	(1,360)

Earnings from continuing operations before income taxes, equity in loss of affiliate and cumulative effect of change in accounting principle	$60,302	$41,387	$11,598

The provision for income taxes in fiscal 2002, 2001, and 2000 included the following:

	2002	2001	2000
Current income tax expense (benefit):
United States	$(6,987)	$10,475	$3,509
State and local	(3,238)	803	649
Foreign	549	591	22

Current income tax expense	(9,676)	11,869	4,180

Deferred income tax expense (benefit):
United States	28,025	3,622	(83)
State and local	305	356	301
Foreign	(732)	(120)	241

Deferred income tax expense	27,598	3,858	459

Income tax expense	$17,922	$15,727	$4,639

The U.S. and state and local current income tax benefit relates to the anticipated refunds from the settlement of several tax audits.

The significant components of deferred income tax expense in fiscal 2002, 2001, and 2000 were as follows:

	2002	2001	2000
Deferred income tax expense (benefit), exclusive of components listed below	$2,447	$3,900	$(4,133)
Accrued expenses	6,132	(3,067)	5,862
Property, plant and equipment	3,771	1,541	(12)
Intangibles	18,183	(13,354)	(2,597)
Inventory	(1,328)	7,184	(746)
Operating loss carryforwards	(2,466)	15,178	3,683
Tax credits	859	(7,524)	(1,598)

Deferred income tax expense	$27,598	$3,858	$459

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The tax effects of the major temporary differences (for both continuing and discontinued operations) that gave rise to the deferred tax asset (liability) at the end of fiscal 2002 and 2001 were as follows:

	2002	2001
Deferred tax assets are attributable to:
Accrued expenses	$1,812	$7,944
Deferred compensation	12,407	13,889
Postretirement benefits	703	745
Accounts receivable	437	391
Deferred income	—	10,832
Inventory	1,302	—
Loss carryforwards	46,427	49,535
Tax credits	31,932	32,791
Other	11,184	3,662

Total gross deferred tax assets	106,204	119,789
Valuation allowance	(59,395)	(64,969)

Net deferred tax assets	46,809	54,820

Deferred tax liabilities are attributable to:
Property, plant and equipment	(14,364)	(10,593)
Intangibles	(27,129)	(8,946)
Deferred income	(1,758)	—
Inventory	—	(26)

Total gross deferred tax liabilities	(43,251)	(19,565)

Net deferred tax asset	$3,558	$35,255

The change in the valuation allowance during 2002 related to the utilization of a capital loss carryover. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 28, 2002, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The differences between our effective rate for income taxes on our continuing operations and the statutory federal income tax rate in fiscal 2002, 2001, and 2000 were as follows:

	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	1.2	2.8	6.9
Foreign tax rate differential	(2.5)	3.0	7.5
Amortization/write-off of intangibles	—	2.0	8.5
Capital loss carryback	(2.4)	—	—
Benefit from ETI exclusion	(1.8)	(2.4)	(8.1)
Other	0.2	(2.4)	(9.8)

Effective income tax rate	29.7%	38.0%	40.0%

At the end of fiscal 2002, the foreign net operating loss carryforwards were $7,273 and expire as follows: $3,578 in 2003, $84 in 2006, $519 in 2007 and $3,092 may be carried forward indefinitely.

In the United States, our current tax liability is the greater of our regular tax or alternative minimum tax (“AMT”). To the extent that AMT exceeds regular tax, we are entitled to an AMT credit. At the end of fiscal 2002, we have AMT credits of $12,420 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event that the regular tax exceeds the AMT.

Income taxes paid, net of refunds, for fiscal 2002, 2001, and 2000 were $10,426, $2,516, and $4,708 respectively.

Note 6—Discontinued Operations

In the first quarter of fiscal 2000, we adopted a plan to divest our Imaging, Mail and Messaging Technologies (“MMT”) in both the North American and international markets and our financing subsidiary. Accordingly, the operating results and net assets of these businesses have been segregated from our continuing operations. The Consolidated Statements of Operations separately reflect the earnings of these businesses. The interest on our debt that was assumed by the buyers was specifically allocated to discontinued operations, the imputed interest associated with the monetized future billings was allocated to continuing operations, and the remainder of the interest expense was allocated between continuing and discontinued operations based on the average asset basis. The Consolidated Balance Sheets separately reflect the net assets of these businesses as a non-current asset.

Results from discontinued operations are shown in the tables below for the fiscal years indicated:

	Fifty-Two Weeks Ended December 29, 2001				Fifty-Two Weeks Ended December 30, 2000
	MMT NA & finance-related business	Imaging	MMT Int’l	Total Disc. Ops.	MMT NA & finance-related business	Imaging	MMT Int’l	Total Disc. Ops.
Net sales	$259,618	$10,924	$29,542	$300,084	$358,597	$134,003	$83,518	$576,118

Earnings (loss) before restructuring charge, interest and income taxes	12,993	1,133	(893)	13,233	20,046	16,611	664	37,321
Restructuring charge	—	—	—	—	(1,879)	(2,347)	(3,168)	(7,394)

Earnings (loss) before interest and income taxes	$12,993	$1,133	$(893)	$13,233	$18,167	$14,264	$(2,504)	$29,927

Interest expense, net				(8,391)				(12,479)
Income tax expense				(1,840)				(6,979)

Earnings from discontinued operations				$3,002				$10,469

In February 2001, we sold our Imaging business to Kodak for $135,000. In June 2001, we sold a majority of MMT’s foreign operations to Pitney Bowes for $51,000. In September 2001, we sold our North American MMT business and finance-related business to Glencoe Capital for $145,000 less amounts retained by the buyer for proposed working capital adjustments. Included in the proceeds from Glencoe Capital was a seller-financing note in the amount of $21,750. As part of the working capital adjustment that was finalized in 2002, the seller note was offset against amounts due to buyers.

Further, gains or losses resulted from the sale of each discontinued business, and were derived as follows (dollars in millions):

Total Year 2001
Purchase price	$331.0
Net assets, reserves, and expenses	327.0

Gain on sales	$4.0
Income tax expense	1.5

Gain on sales of discontinued operations, net of tax	$2.5

The gain from sales of discontinued operations recognized in 2002 was due to a reversal of an accrual which we determined was no longer needed.

Note 7—Cumulative Effect of a Change in Accounting Principle

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). As a result of this pronouncement, we modified our accounting for revenue from new online subscriptions in the PQIL segment, and from APSP agreements in the PQBS segment beginning in fiscal 2000.

Consistent with the SEC guidelines contained in SAB 101, beginning in fiscal 2000, revenue for new online subscriptions at

PQIL and associated selling costs, primarily commissions, are recognized equally throughout the initial subscription period, with appropriate cost deferral. Previously, such revenue was recognized during the initial subscription period in proportion to costs incurred, in order to yield a constant gross profit percentage throughout the subscription period.

Under the new method of revenue recognition at PQBS, all Automotive Parts and Service Products content revenue and associated selling costs are recognized over the term of the agreement using the straight-line method. Previously, we recognized revenue related to the content element of these agreements and associated selling costs primarily upon delivery of the product to the customer, with a portion deferred and recognized on the straight-line basis over the initial agreement period. Historically, PQBS monetized a portion of the revenue recognized under the PQBS customer agreements. We recorded the amount monetized as Monetized Future Billings on our Consolidated Balance Sheet. This amount will be recognized as the services are provided to the customers under the customer agreements.

The cumulative effect of adopting these changes in accounting for revenue are reported as a cumulative effect of a change in accounting principle of $65,302 (net of a tax benefit of $38,500) as of the beginning of fiscal 2000. The effect of the changes in fiscal 2002 and 2001 was to increase earnings from continuing operations by approximately $11,300 (or $0.42 per diluted share) and $4,900 (or $0.20 per diluted share), respectively and decrease earnings from continuing operations in 2000 by $8,000 (or $0.34 per diluted share).

As a result of the changes in the methods of accounting for revenue, approximately $114,800 of revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount $24.0 million, $31.7 million and $44.3 million was recognized in 2002, 2001, and 2000, respectively and $14.8 million will be recognized in 2003 and future years.

Note 8—Goodwill and Other Intangible Assets

In the first quarter of fiscal 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis.

The following sets forth a reconciliation of net earnings and earnings per share information adjusted for the non-amortization provisions for SFAS No. 142 for the periods indicated:

	Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Earnings / (loss) from continuing operations before cumulative effect of a change in accounting principle	$42,380	$12,286	$(13,889)
Earnings from discontinued operations, net of tax	—	3,002	10,469
Gain on sales of discontinued operations, net of tax	639	2,476	—
Cumulative effect of a change in accounting principle	—	—	(65,302)
Add back: Goodwill amortization, net of tax	—	5,051	4,717

Adjusted net earnings (loss)	$43,019	$22,815	$(64,005)

	Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Basic net earnings per share:
Earnings from continuing operations	$1.62	$0.52	$(0.59)
Earnings from discontinued operations	—	0.13	0.45
Gain on sales of discontinued operations	0.02	0.10	—
Cumulative effect of a change in accounting principle	—	—	(2.76)
Add back: Goodwill amortization	—	0.21	0.20

Adjusted basic net earnings (loss) per share	$1.64	$0.96	$(2.70)

	Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Diluted net earnings per share:
Earnings from continuing operations	$1.59	$0.51	$(0.59)
Earnings from discontinued operations	—	0.13	0.45
Gain on sales of discontinued operations	0.02	0.10	—
Cumulative effect of a change in accounting principle	—	—	(2.76)
Add back: Goodwill amortization	—	0.21	0.20

Adjusted diluted net earnings (loss) per share	$1.61	$0.95	$(2.70)

The changes in the carrying amount of goodwill for the fiscal year ended December 28, 2002 are as follows:

	PQIL	PQBS	Total
Balance as of December 30, 2001	$183,948	$47,585	$231,533
Reclassification of goodwill previously included in other assets	2,054	—	2,054
Goodwill acquired (1)	13,767	—	13,767

Balance as of December 28, 2002	$199,769	$47,585	$247,354

(1)	Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior year acquisitions.

As of December 28, 2002 our intangible assets and related accumulated amortization consisted of the following:

	Gross	Accumulated Amortization	Net
Customer lists	$692	$—	$692

Total Intangibles, net	$692	$—	$692

We did not record any amortization expense during 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2003: $285; 2004: $285; 2005: $122; 2006: $0; 2007: $0.

During 2002, we acquired the following intangible assets:

		Weighted Average Amortization Period
Customer lists	$692	2.5 years

Total Intangibles, net	$692

Note 9—Other Current Assets

Other current assets at the end of fiscal 2002 and 2001 consisted of the following:

	2002	2001
Short-term deferred tax asset	$493	$19,167
Prepaid taxes	5,674	—
Prepaid royalties	13,289	6,614
Commissions	2,456	2,385
Other	3,563	5,117

Total	$25,475	$33,283

Note 10—Other Assets

Other assets at the end of fiscal 2002 and 2001 consisted of the following:

	2002	2001
Long-term deferred tax asset	$3,065	$16,088
Licenses, net	11,031	10,939
Purchased/developed software, net	46,899	33,995
Long-term commissions	4,766	5,277
Other	4,162	3,361

Total	$69,923	$69,660

Included in amortization expense is software amortization of $9,545, $9,070, and $8,995 for the years 2002, 2001, and 2000, respectively. Furthermore, in 2002, we capitalized approximately $2,400 for external use software. This project has not started to be amortized, due to the fact that it will not be completed until 2003. Also included in amortization expense is license amortization of $1,947, $336, and $484 for the years 2002, 2001, and 2000, respectively.

Note 11—Accrued Expenses

Accrued expenses at the end of fiscal 2002 and 2001 consisted of the following:

	2002	2001
Salaries and wages	$11,582	$18,105
Profit sharing	3,416	2,954
Reserve for working capital and other adjustments related to businesses sold	—	26,750
Accrued income taxes	37	11,365
Other	13,055	26,566

Total	$28,090	$85,740

Note 12—Other Liabilities

Other liabilities at the end of fiscal 2002 and 2001 consisted of the following:

	2002	2001
Deferred compensation and pension benefits	$39,343	$42,841
Interest rate swaps	—	10,093
Other	21,537	17,862

Total	$60,880	$70,796

Note 13—Debt and Lines of Credit

Debt at the end of fiscal 2002 and 2001 consisted of the following:

	2002	2001
Notes payable	$62	$564

Long-term debt:
5.45% senior notes due 10/01/12	$150,000	$—
Revolving credit agreement	37,000	252,700
Other long-term debt	—	374

Long-term debt	187,000	253,074
Less: current maturities	—	292

Long-term debt, less current maturities	$187,000	$252,782

The weighted average interest rate on our borrowings at the end of fiscal 2002 and 2001 was 4.85% and 5.75%, respectively.

Under our revolving credit agreement (“Credit Agreement”), the maximum amount available is currently $175,000. The final maturity date of the Credit Agreement is October 3, 2005 with no principal payments due until that date. The interest rate on borrowings under the Credit Agreement is determined at the time of borrowing, and is based upon our leverage ratio. The interest rate in effect as of December 28, 2002 was (at our option), either LIBOR + 1.00% ($37,000 outstanding at December 28, 2002), or the prime rate + 0.25% ($0 outstanding at December 28, 2002).

Under the agreement related to our senior notes (“Note Purchase Agreement”), we borrowed $150 million in 2002. The final maturity date of the Note Purchase Agreement is October 1, 2012, with no principal payments due until October 1, 2006. The notes will amortize in seven equal annual payments of $21.4 million, beginning October 1, 2006 and ending on October 1, 2012. The interest rate on these senior notes is fixed at 5.45% and is payable semi-annually.

The Credit Agreement and the Note Purchase Agreement require compliance with leverage, fixed charge and net worth covenants. We and our two largest domestic operating subsidiaries are jointly and severally liable as guarantors under both agreements. The Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of our common stock.

A portion of our availability under the Credit Agreement has been utilized to issue letters of credit to support our insurance coverage. At December 28, 2002, the total of the face amounts of the outstanding letters of credit was $2,350. The letters of credit renew either annually or automatically with the face amount adjusted based on the underlying insurance requirement. At the end of fiscal 2002, we had $135,650 of additional credit available under our Credit Agreement.

For the five years subsequent to 2002, annual maturities of long-term debt are: 2003—$0; 2004—$0; 2005—$37,000; 2006—$21,400; and 2007—$21,400.

All amounts outstanding under the Credit Agreement are due October 3, 2005.

Interest paid for continuing and discontinued operations in fiscal 2002, 2001, and 2000 was $34,048, $49,053, and $54,074, respectively.

Note 14—Fair Value of Financial Instruments

Our financial instruments include accounts receivable, long-term receivables, accounts payable, and long-term debt. We believe that fair value approximates book value for accounts receivable, long-term receivables, and accounts payable due to their short-term nature. The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to us for debt with the same or similar maturities and terms. At December 28, 2002 and December 29, 2001 long-term debt was recorded at $187,000 and $252,782, respectively. At December 28, 2002, $37,000 of the long-term debt was part of a revolving line of credit. The entire outstanding balance at December 29, 2001 was on a revolving line of credit.

Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 28, 2002 and December 29, 2001:

	December 28, 2002		December 29, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
5.45% senior notes due on 10/01/12	$150,000	$151,095	$—	$—
Revolving credit agreement	37,000	37,000	252,700	252,700
Other long-term debt	—	—	82	82

Total long-term debt	$187,000	$188,095	$252,782	$252,782

The following methods and assumptions were used to estimate the fair value of the financial instrument:

The fair value of the 5.45% senior notes at December 28, 2002 recorded at $150,000 is based on quoted market prices. The carrying amount of the revolving line of credit was assumed to approximate fair value due to the floating market interest rates to which the revolving line of credit is subject.

Note 15—Leases

We lease certain facilities and equipment for production, selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 2002 were as follows:

2003	$ 16,407
2004	13,065
2005	6,168
2006	3,830
2007	2,734
Subsequent to 2007	3,693

Total	$ 45,897

Total rental expenses for fiscal 2002, 2001, and 2000 were $19,235, $16,714, and $21,798, respectively.

Note 16—Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Eligible employees of our domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 2002, 2001, and 2000 related to these plans were $3,324, $3,121, and $8,114, respectively.

We also have defined benefit pension plans covering certain domestic and international employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. We fund our foreign plans based on local statutes and fund our domestic plans in amounts that fulfill the funding requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, fixed income securities and cash equivalents.

In addition, we have contributory and non-contributory postretirement medical benefit plans and a non-contributory postretirement life insurance benefit plan covering certain domestic employees. All of these other postretirement benefit plans are unfunded.

The net cost (income) of pension and other postretirement benefit plans for fiscal 2002, 2001, and 2000 was as follows:

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$637	$1,491	$3,217	$56	$39	$243
Interest cost	4,409	4,305	6,009	145	137	1,301
Expected return on plan assets	(3,450)	(4,306)	(8,829)	—	—	—
Amortization of prior service cost	205	257	222	—	—	—
Recognized net actuarial loss/(gain)	69	82	(1,196)	—	26	392

Net pension and other postretirement benefit cost (income)	$1,870	$1,829	$(577)	$201	$202	$1,936

The funded status of pension and other postretirement benefit plans at the end of fiscal 2002 and 2001 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation, beginning of year	$70,692	$95,626	$2,148	$16,624
Service cost	637	1,491	56	39
Interest Cost	4,409	4,305	145	137
Participant contributions	142	421	—	—
Effect of sold businesses(1)	(8,420)	(25,670)	—	(16,152)
Actuarial (gain)/loss	1,943	(2,760)	182	1,810
Benefits paid	(3,437)	(2,721)	(291)	(310)

Benefit obligation, end of year	$65,966	$70,692	$2,240	$2,148

Change in Plan Assets
Fair value, beginning of year	$46,822	$88,323	$—	$—
Actual return/(loss) on plan assets	(6,801)	(5,144)	—	—
Participant contributions	142	421	—	—
Effect of sold businesses (1)	(7,038)	(36,185)	—	—
Company contributions	2,017	2,128	291	310
Benefits paid	(3,437)	(2,721)	(291)	(310)

Fair value, end of year	$31,705	$46,822	$—	$—

Funded/(unfunded) status	$(34,261)	$(23,870)	$(2,240)	$(2,148)
Unrecognized net actuarial (gain)/loss	11,549	(647)	182	—
Unrecognized prior service cost	413	561	—	—

Accrued benefit cost	$(22,299)	$(23,956)	$(2,058)	$(2,148)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit liability	$(22,897)	$(23,956)	$(2,058)	$(2,148)
Minimum pension liability	598	—	—	—

Net amount recognized	$(22,299)	$(23,956)	$(2,058)	$(2,148)

Weighted Average Assumptions as of End of Year
Discount rate	6.06%	6.35%	6.75%	7.25%
Expected return on plan assets	7.00%	8.50%	—	—
Rate of compensation increase	4.18%	4.28%	—	—
Rate of healthcare benefit cost increase (2)	—	—	11.00%	10.00%

(1)	In 2002, a portion of the Imaging pension plan was transferred to the buyer, based on employee election. In 2001, the Mail and Messaging Technologies pension plan was transferred to the buyer at the date of sale.

(2)	For 2002, the assumed rate of healthcare benefit cost increase is 11.0% through 2003, then decreases to 6.0% over ten years, by one-half percent each year. For 2001, the assumed rate of healthcare benefit cost increase was 10.0% through 2002, then decreased to 5.5% over ten years, by one-half percent each year.

For our unfunded supplemental pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2002 and 2001 were as follows:

	2002	2001
Projected benefit obligation	$20,697	$19,571
Accumulated benefit obligation	$19,489	$19,556

Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects:

1% Increase
Benefit obligation, end of fiscal 2002	$170
Net postretirement benefit cost for fiscal 2002	$18

1% Decrease
Benefit obligation / (asset), end of fiscal 2002	$(159)
Net postretirement benefit cost / (income) for fiscal 2002	$(16)

1% Increase
Benefit obligation, end of fiscal 2001	$119
Net postretirement benefit cost for fiscal 2001	$15

1% Decrease
Benefit obligation (asset), end of fiscal 2001	$(113)
Net postretirement benefit cost / (income) for fiscal 2001	$(13)

Note 17—Common Stock

We have 50,000 authorized shares of common stock, ($.001 par value per share), 28,482 shares issued and 28,023 outstanding as of December 28, 2002 and 24,546 shares issued and 24,096 shares outstanding as of December 29, 2001. On June 21, 2002 we successfully completed a stock offering of 3.7 million shares of $.001 par value common stock at a price of $35.40 per share in which we received net proceeds of $123.3 million, after offering expenses.

Our Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of our common stock (see Note 13).

Note 18—Stock Compensation Plans

Stock Option Plan

In fiscal 1995, we adopted the 1995 Stock Option Plan (the “Option Plan”), under which 2,160 shares of common stock were reserved for issuance. In fiscal 1998, we increased the shares reserved for issuance under the Option Plan to 3,660 and in 2002, we increased the shares reserved for issuance under the option plan to 5,060. The Option Plan is administered by the Compensation Committee of the Board of Directors which has authority to determine which of our officers and key employees will be granted options. All options are granted at not less than the fair market value on the date of the grant.

In fiscal 1996, we adopted the Non-Employee Director’s Stock Option Compensation Plan. Each non-employee Board member receives an annual stock option grant made as of the last day of trading of our common stock in the second fiscal quarter. The stock option grant permits a non-employee Director to purchase shares of our common stock at an exercise price not less than the market value of the common stock on the date the option is granted. The options vest six months after the grant date and have a ten-year term.

Additionally, concurrent with the initial public equity offering, we granted options for 1,115 shares to certain senior executives (“Senior Executive Grantees”), with a series of six option exercise prices (the first of which equaled the initial public equity offering price, with each subsequent exercise price set at 120% of the preceding exercise price). The term for these options was six years, with the options vesting in installments commencing after year three. In fiscal 1999, the unvested options set to expire in May 2000, were extended through May 2005. In fiscal 1999, options for 100 shares were granted to one of the Senior Executive Grantees, which have a six-year term and which vest after three years.

Options may be granted to other of our officers and key employees (“Key Executive Grantees”), selected by the Compensation Committee. At the end of fiscal 2002, we had options outstanding for 1,194 shares to the Key Executive Grantees. The term for these options is ten years, vesting in equal annual increments over either a three-year or a five-year period.

At the beginning of fiscal year 2001, we implemented a long-term incentive benefit for one of our key executives which is comprised of two elements: a grant of 406 options and an incentive compensation arrangement. The options have a ten-year term and vest after seven years, however, some or all of these options may vest after three years if certain stock price targets are exceeded. The ten-year Incentive Compensation Agreement is based on 406 stock appreciation units. During 2001, we recognized $4,000 of expense which was the amount stated in the Incentive Compensation Agreement due for the successful completion of the sale of one of our discontinued operations as well as an additional $1,000 in expense based on the appreciation of our stock price at December 29, 2001. During 2002, we reversed the $1,000 accrual, based on our December 28, 2002 stock price. The amount associated with the completion of the sale of one of our discontinued operations has been paid out to the key executive.

A summary of the stock option transactions for fiscal 2000, 2001, and 2002 is as follows:

	Senior Executive Grantees		Key Executive Grantees		Director Grantees
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
Balance at the end of fiscal 1999	1,167	$29.87	914	$28.45	45	$30.41

2000:
Granted	—	—	805	22.79	14	24.25
Exercised	—	—	(91)	16.38	—	—
Forfeited/cancelled	—	—	(540)	18.29	(6)	30.24

Options outstanding at the end of fiscal 2000	1,167	$29.87	1,088	$23.91	53	$28.76

Options exercisable at the end of fiscal 2000	801	$30.33	227	$26.39	39	$30.44

Weighted average fair value of options granted during fiscal 2000	$—		$7.07		$9.95

2001:
Granted	406	25.26	398	24.15	10	31.00
Exercised	(182)	20.39	(269)	24.46	—	—
Forfeited/cancelled	(353)	32.91	(93)	28.13	(9)	29.40

Options outstanding at the end of fiscal 2001	1,038	$25.65	1,124	$23.21	54	$29.16

Options exercisable at the end of fiscal 2001	508	$31.19	317	$24.12	54	$29.16

Weighted average fair value of options granted during fiscal 2001	$4.06		$8.86		$12.72

2002:
Granted	—	—	403	34.61	7	35.50
Exercised	—	—	(223)	23.71	—	—
Forfeited/cancelled	—	—	(110)	27.94	—	—

Options outstanding at the end of fiscal 2002	1,038	$25.65	1,194	$27.08	61	$29.86

Options exercisable at the end of fiscal 2002	608	$31.51	437	$24.43	61	$29.86

Weighted average fair value of options granted during fiscal 2002	$—		$14.49		$14.70

The following table provides additional information with respect to stock options outstanding at the end of fiscal 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.01—$20.00	753	8.9	$17.88	202	$19.48
20.01—$25.00	297	9.3	22.91	98	23.02
25.01—$30.00	353	4.2	27.39	285	26.89
30.01—$35.00	500	6.0	32.72	372	32.53
35.01—$40.00	376	7.7	36.98	149	38.25
40.01—$45.00	14	10.3	40.82	—	—

	2,293	7.4	$26.51	1,106	$28.62

Securities authorized for issuance under equity compensation plans at December 28, 2002 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders	2,293	$26.51	1,636
Equity compensation plans not approved by security holders	—	—	—

Total	2,293	$26.51	1,636

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

Employee Stock Purchase Plan

In fiscal 1996, our Board of Directors adopted the Associate Stock Purchase Plan (“ASPP”), whereby employees are afforded the opportunity to purchase ProQuest Company shares, by authorizing the sale of up to 500 shares of common stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. Under SFAS No. 123, the ASPP is a non-compensatory plan.

Note 19—Foreign Currency Transactions

In the past we have entered into contracts to buy or sell foreign currencies, primarily British pounds and Canadian dollars. These contracts are properly recorded at fair market value with the changes in fair value recognized in interest expense and have not been designated for hedging treatment under SFAS No. 133, as amended. At December 28, 2002 we have no outstanding foreign currency contracts.

Net foreign currency transaction (losses) gains for fiscal 2002, 2001, and 2000 of ($616), ($1,121) and $193, respectively, have been included in the earnings of the respective periods.

Note 20—Contingent Liabilities

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect upon our consolidated operations or financial condition.

A portion of our availability under our Credit Agreement has been utilized to issue letters of credit to support our insurance coverage. At December 28, 2002 the total of the face amounts of the outstanding letters of credit was $2,350. The letters of credit renew either annually or automatically with the face amount adjusted based on the underlying insurance requirement.

We have one guarantee outstanding as of December 28, 2002 related to the APSP contracts that we have monetized with a third party. In connection with these transactions, we retain maximum credit risk of approximately $1,300 per year, in cases where our dealership customers cease paying their monthly contract amount. This amount may be reduced by $1,000 if we are able to successfully remarket any hardware that we recover from the dealership.

Note 21—Related Party Transactions

We have made loans (the balance of which totaled $523 at the end of fiscal 2002) to certain key current and former executives in connection with their purchases of our common stock. Pursuant to the terms of such loans, the shares acquired are pledged as security. Todd Buchardt was the only current officer with a loan outstanding at the end of fiscal 2002, with a balance of $127. Each loan is evidenced by an installment note maturing five years from the date of the note and bearing interest at our marginal rate of borrowing. Interest and principal may be deferred until the maturity date.

In January 2000 and February 2001, our affiliate, Bigchalk, raised venture capital financing totaling $75 million. One of the venture capital firms providing this financing was Core Learning Group, LLC, who contributed a total of $27.2 million for approximately 25% of Bigchalk. Two of our directors own a majority interest in Core Learning Group, LLC. In addition, one of these directors contributed $2.5 million for approximately 2% of Bigchalk.

Note 22— Investments in Affiliates

In December 1999, we combined our K-12 Internet business with the K-12 Internet business of Infonautics, Inc., to form Bigchalk. Bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. As a result of both venture capital financing and the exchange of our investment in an entity acquired by Bigchalk for additional shares in Bigchalk, we owned approximately 38% of Bigchalk on a fully diluted basis as of December 28, 2002. In 2002, we recognized $0 for our equity in Bigchalk’s loss as their prior losses have fully exceeded our equity investment. On December 30, 2002, the second day of our 2003 fiscal year, we purchased the remainder of Bigchalk (See Note 24).

In fiscal 2002, we received $3.0 million in royalty revenue from Bigchalk for our content that is sold in their products.

Summarized financial information of Bigchalk for fiscal 2002 (unaudited) and 2001 was as follows:

Condensed Statement of Operations:
	2002	2001
Net sales	$26,546	$28,152
Gross profit	18,666	18,494
Loss before income taxes	(9,361)	(71,292)
Net loss	(9,209)	(70,574)

Condensed Statement of Financial Condition:
	2002	2001

Current assets	$25,244	$28,985
Non-current assets	9,423	18,852

Total assets	$34,667	$47,837

Current liabilities	$16,926	$20,592
Non-current liabilities	136,624	117,344
Stockholders’ deficit	(118,883)	(90,099)

Total liabilities and stockholders’ deficit	$34,667	$47,837

Note 23—Interim Financial Information (unaudited)

The following table presents our quarterly results of continuing operations for fiscal 2002 and fiscal 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2002

Net sales	$102,752	$108,980	$106,370	$110,222	$428,324
Gross profit	55,002	57,360	54,276	58,853	225,491
Earnings from continuing operations	8,278	10,151	5,962	17,989	42,380

Earnings per basic share:
Earnings from continuing operations	0.34	0.41	0.21	0.64	1.62

Earnings per diluted share:
Earning from continuing operations	0.34	0.40	0.21	0.64	1.59

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2001

Net sales	$95,853	$100,743	$98,617	$106,415	$401,628
Gross profit	48,713	55,188	54,063	56,701	214,665
Loss on sales of assets (1)	—	—	—	(2,312)	(2,312)
Equity in loss of affiliate	(5,471)	(6,101)	(1,802)	—	(13,374)
Earnings (loss) from continuing operations	(573)	16	3,889	8,954	12,286

Earnings per basic share:
Earnings (loss) from continuing operations	(0.02)	—	0.16	0.37	0.52

Earnings per diluted share:
Earnings (loss) from continuing operations	(0.02)	—	0.16	0.37	0.51

(1)	See Note 3 to the Consolidated Financial Statements for a description of our gain / (loss) on sales of assets.

Note 24—Subsequent Events

On December 30, 2002, the second day of our 2003 fiscal year, we purchased the remaining 62% of Bigchalk for a negotiated value of $27 million, which was net of approximately $20 million in cash held by Bigchalk, which we received after the acquisition. As a result of this acquisition, 100% of Bigchalk’s operating results will be consolidated in our future financial statements.

On January 9, 2003 our Board of Directors approved an authorization to acquire up to 5% of our outstanding shares of our $.001 par value common stock.

BIGCHALK, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 30, 2002 (Unaudited), and December 31, 2001 and 2000

(With Independent Auditors’ Report Thereon)

Bigchalk, Inc. and Subsidiaries

Page
Independent Auditors’ Report	95

Consolidated Financial Statements:
Consolidated Balance Sheets, as of December 30, 2002 (Unaudited) and December 31, 2001	96
Consolidated Statements of Operations, for the period from January 1, 2002 through December 30, 2002 (Unaudited) and for the years ended December 31, 2001 and 2000	97
Consolidated Statements of Equity (Deficit), for the period from January 1, 2002 through December 30, 2002 (Unaudited) and for the years ended December 31, 2001 and 2000	98
Consolidated Statements of Cash Flows, for the period from January 1, 2002 through December 30, 2002 (Unaudited) and for the years ended December 31, 2001 and 2000	99

Notes to Consolidated Financial Statements	100

Independent Auditors’ Report

The Board of Directors

Bigchalk, Inc.:

We have audited the accompanying consolidated balance sheet of Bigchalk, Inc. (formerly known as bigchalk.com, inc.) and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bigchalk, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/     KPMG LLP

Chicago, Illinois

March 22, 2002

BIGCHALK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 30, 2002 (unaudited) and December 31, 2001

(dollars in thousands, except share and per share amounts)

Assets	2002 (Unaudited)	2001

Current assets:
Cash and cash equivalents	$19,506	23,086
Accounts receivable, net of allowance of $127 (unaudited) and $207	4,449	4,354
Prepaid expenses and other current assets	1,289	1,545

Total current assets	25,244	28,985
Restricted investment	637	829
Property and equipment, net	3,487	6,919
Goodwill and other intangible assets, net	5,217	10,423
Other	82	681

Total assets	$34,667	47,837

Liabilities and Deficit
Current liabilities:
Accounts payable	$1,233	1,837
Accrued expenses	543	1,653
Accrued royalties	1,205	1,316
Accrued facilities costs	641	1,053
Deferred revenue	13,304	14,733

Total current liabilities	16,926	20,592
Long term deferred revenue	991	373
Long term accrued facilities costs	1,511	2,272
Deferred income taxes	—	152

Total liabilities	19,428	23,389
Series A preferred stock; $0.01 par value; 1,544,286 and 1,544,286 shares authorized; 1,544,286 and 1,544,286 shares issued and outstanding at December 30, 2002 (unaudited) and December 31, 2001 (aggregate liquidation preferences of $17,211 at December 30, 2002 (unaudited) and aggregate redemption value of $17,511, including accrued dividends, at December 31, 2003)	15,174	13,088
Series A-2 preferred stock; $0.01 par value; 6,055,716 and 6,055,716 shares authorized; 6,055,716 and 6,055,716 shares issued and outstanding at December 30, 2002 (unaudited) and December 31, 2001 (aggregate liquidation preferences of $67,486 at December 30, 2002 (unaudited) and aggregate redemption value of $68,672, including accrued dividends, at December 31, 2003)	59,469	51,291
Series B preferred stock; $0.01 par value; 20,000,000 shares authorized; 14,302,423 and 14,302,423 shares issued and outstanding at December 30, 2002 (unaudited) and December 31, 2001 (aggregate liquidation preferences of $68,364 at December 30, 2002 (unaudited) and aggregate redemption value of $70,213, including accrued dividends, at December 31, 2003)	59,479	50,168
Deficit:
Undesignated preferred stock; $0.01 par value; 20,000,000 shares authorized; -0- shares issued and outstanding at December 30, 2002 (unaudited) and December 31, 2001	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 16,816,620 and 16,816,620 shares issued and outstanding at December 30, 2002 (unaudited) and December 31, 2001	168	168
Additional paid-in capital	6,698	26,273
Accumulated deficit	(125,749)	(116,540)

Total deficit	(118,883)	(90,099)

Total liabilities and deficit	$34,667	47,837

See accompanying notes to consolidated financial statements.

BIGCHALK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the period from January 1, 2002 through December 30, 2002 (unaudited) and for the years ended December 31, 2001 and 2000

(dollars in thousands, except per share amounts)

	2002 (Unaudited)	2001	2000
Sales	$26,546	28,152	33,185
Cost of sales	7,880	9,658	12,117

Gross profit	18,666	18,494	21,068
Operating expenses:
Sales and marketing	9,864	16,824	25,265
Product development	3,555	3,633	3,067
Information and technology	2,555	9,958	15,553
General and administrative	3,099	4,731	9,163
Charges for closure of facilities	—	3,675	—
Impairment charge for goodwill and other intangible assets	—	30,282	—
Depreciation and amortization	9,087	21,350	18,401
Loss on disposal of fixed assets	246	355	—

Operating loss	(9,740)	(72,314)	(50,381)
Interest income, net	379	1,022	1,136

Loss before income taxes	(9,361)	(71,292)	(49,245)
Income tax benefit	152	718	3,279

Net loss	(9,209)	(70,574)	(45,966)
Dividends on and accretion of Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock	(19,575)	(16,654)	(2,407)

Net loss available to common shareholders	$(28,784)	(87,228)	(48,373)

Basic and diluted loss per share	$(1.71)	(5.19)	(2.95)
Weighted-average common shares outstanding	16,816,620	16,816,620	16,423,042

See accompanying notes to consolidated financial statements.

BIGCHALK, INC. AND SUBSIDIARIES

Consolidated Statements of Equity (Deficit)

For the period from January 1, 2002 through December 30, 2002 (unaudited)

and for the years ended December 31, 2001 and 2000

(dollars in thousands)

	Undesignated preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Members’ interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	—	$—	—	$—	—	—	19,185	19,185
Receipt of amount due from member for members’ interests	—	—	—	—	—	—	15,000	15,000
Exchange of members’ interests for common stock	—	—	15,000,000	150	33,985	—	(34,135)	—
Issuance of common stock	—	—	1,816,620	18	10,721	—	(50)	10,689
Issuance of stock options and warrants in common stock	—	—	—	—	469	—	—	469
Issuance of stock options in common stock to non-employee	—	—	—	—	159	—	—	159
Dividends earned on convertible, redeemable Series A preferred stock	—	—	—	—	(2,032)	—	—	(2,032)
Adjustment to accrete convertible, redeemable Series A preferred stock to redemption value by December 31, 2003	—	—	—	—	(268)	—	—	(268)
Dividends earned on convertible redeemable Series B preferred stock	—	—	—	—	(23)	—	—	(23)
Adjustment to accrete convertible, redeemable Series B preferred stock to redemption value by December 31, 2003	—	—	—	—	(84)	—	—	(84)
Net loss	—	—	—	—	—	(45,966)	—	(45,966)

Balance at December 31, 2000	—	—	16,816,620	168	42,927	(45,966)	—	(2,871)
Dividends earned on convertible, redeemable Series A preferred stock	—	—	—	—	(474)	—	—	(474)
Adjustment to accrete convertible, redeemable Series A preferred stock to redemption value by December 31, 2003	—	—	—	—	(2,536)	—	—	(2,536)
Dividends earned on convertible, redeemable Series A-2 preferred stock	—	—	—	—	(940)	—	—	(940)
Adjustment to accrete convertible, redeemable Series A-2 preferred stock to redemption value by December 31, 2003	—	—	—	—	(5,176)	—	—	(5,176)
Dividends earned on convertible, redeemable Series B preferred stock	—	—	—	—	(1,556)	—	—	(1,556)
Adjustment to accrete convertible, redeemable Series B preferred stock to redemption value by December 31, 2003	—	—	—	—	(5,972)	—	—	(5,972)
Net loss	—	—	—	—	—	(70,574)	—	(70,574)

Balance at December 31, 2001	—	—	16,816,620	168	26,273	(116,540)	—	(90,099)
Dividends earned on convertible, redeemable Series A preferred stock (unaudited)	—	—	—	—	(295)	—	—	(295)
Adjustment to accrete convertible, redeemable Series A preferred stock to redemption value by December 31, 2003 (unaudited)	—	—	—	—	(1,791)	—	—	(1,791)
Dividends earned on convertible, redeemable Series A-2 preferred stock (unaudited)	—	—	—	—	(1,155)	—	—	(1,155)
Adjustment to accrete convertible, redeemable Series A-2 preferred stock to redemption value by December 31, 2003 (unaudited)	—	—	—	—	(7,023)	—	—	(7,023)
Dividends earned on convertible, redeemable Series B preferred stock (unaudited)	—	—	—	—	(1,780)	—	—	(1,780)
Adjustment to accrete convertible, redeemable Series B preferred stock to redemption value by December 31, 2003 (unaudited)	—	—	—	—	(7,531)	—	—	(7,531)
Net loss (unaudited)	—	—	—	—	—	(9,209)	—	(9,209)

Balance at December 30, 2002 (unaudited)	—	—	16,816,620	$168	6,698	(125,749)	—	(118,883)

See accompanying notes to consolidated financial statements.

BIGCHALK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the period from January 1, 2002 through December 30, 2002 (unaudited)

and for the years ended December 31, 2001 and 2000

(dollars in thousands)

	2002 (unaudited)	2001	2000
Cash flows from operating activities:
Net loss	$(9,209)	(70,574)	(45,966)
Adjustments to reconcile net loss to net cash flows from operating activities:
Charges for closure of facilities	504	3,675	—
Impairment charge for goodwill and other intangible assets	—	30,282	—
Depreciation and amortization	9,087	21,350	18,401
Loss on disposal of fixed assets	247	355	—
Provision for doubtful accounts	347	285	305
Non-cash compensation expense	—	—	159
Deferred income taxes	(152)	(718)	(3,279)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(442)	7,075	(4,574)
Prepaid expenses and other current assets	256	1,499	(1,368)
Restricted investment	192	71	(900)
Other non-current assets	599	178	(856)
Accounts payable	(604)	(3,358)	1,304
Accrued expenses and royalties	(1,221)	(1,019)	1,346
Accrued facilities cost	(1,677)	—	—
Due to members	—	—	(2,970)
Deferred revenue	(811)	(4,630)	1,140

Net cash flows used in operating activities	(2,884)	(15,529)	(37,258)

Cash flows from investing activities:
Acquisition of businesses, less cash acquired	—	—	(23,286)
Capital expenditures, net of minor disposals	(714)	(1,277)	(11,298)
Purchases of marketable securities	—	(13,305)	—
Maturities of marketable securities	—	13,305	—
Proceeds from sale of fixed assets	18	32	—
Issuance of note receivable	—	—	(240)

Net cash flows used in investing activities	(696)	(1,245)	(34,824)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(126)	(304)
Receipt of amount due from member for members’ interests	—	—	15,000
Proceeds from issuance of Series A preferred stock and Series B preferred stock, net of issuance costs	—	22,397	73,089
Proceeds from issuance of common stock	—	—	1,752

Net cash flows provided by financing activities	—	22,271	89,537

Net increase (decrease) in cash and cash equivalents	(3,580)	5,497	17,455
Cash and cash equivalents at beginning of period	23,086	17,589	134

Cash and cash equivalents at end of period	$19,506	23,086	17,589

See accompanying notes to consolidated financial statements.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

(1) Description and Formation of Business

Bigchalk, Inc., including its subsidiaries, (the Company) is a leading online learning destination in the kindergarten through twelfth grade (K-12) domestic educational market, which includes teachers, administrators, students, and parents of students of public and private schools (the K-12 Market) and publicly-owned and government-funded libraries (the Public Library Market). The Company provides a portfolio of products and services, including: research and reference services consisting of an extensive collection of published material; standards correlation services for educational resources; standards-based curriculum solutions; and professional development services for teachers. The Company currently operates in one segment.

On September 30, 1999, ProQuest Information and Learning Company (formerly known as Bell & Howell Information and Learning Company) (ProQuest) and Tucows Inc. (formerly known as Infonautics, Inc.) (Tucows) (collectively, the Members) entered into an Amended and Restated Limited Liability Company Agreement (the LLC Agreement) that provided for the formation and capitalization of BHW/INFO/EDCO.COM, LLC (LLC) under the Delaware Limited Liability Company Act. On December 15, 1999, ProQuest contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market, $5,000 in cash, and an obligation to pay $15,000 in cash on January 3, 2000 in exchange for an equity investment in LLC. On that same date, Tucows contributed the assets and liabilities that relate exclusively to or arise from sales to the K-12 Market and Public Library Market in exchange for an equity investment in LLC, $5,000 in cash, and the right to receive $15,000 in cash on January 3, 2000. Subsequent to the contributions, the equity interests owned by ProQuest and Tucows were approximately 73% and 27%, respectively. On January 10, 2000, pursuant to the Certificate of Conversion, the LLC Agreement was terminated and the LLC was converted to Bigchalk, Inc., a Delaware corporation.

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

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

On December 30, 2002, the Board of Directors voted to change the name of the Company from bigchalk.com, inc. to Bigchalk, Inc.

On December 30, 2002, the Company was purchased by ProQuest Company. See Note 13.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of MediaSeek Technologies, Inc. (MediaSeek) and HomeworkCentral.com, Inc. (HomeworkCentral), the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b) Use of Estimates

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

(c) Unaudited Financial Information

The consolidated balance sheet as of December 30, 2002 and the consolidated statements of operations, equity (deficit), and cash flows for the period from January 1, 2002 through December 30, 2002 included in the consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, this financial information has been prepared in conformity with accounting principles generally accepted in the United States of America and reflects all adjustments necessary for a fair statement of the Company’s results of operations. All such adjustments are of a normal recurring nature.

The notes to the consolidated financial statements also include supplemental information as of December 30, 2002 and for the period from January 1, 2002 through December 30, 2002. The supplemental information is unaudited.

Any references made to 2002 throughout the notes to the consolidated financial statements, if not otherwise specified, refer either to the balance sheet date, December 30, 2002, or to the period from January 1, 2002 through December 30, 2002.

(d) Cash Equivalents

Cash equivalents are comprised of investments in highly liquid debt instruments, with original maturities of 90 days or less.

(e) Restricted Investment

Restricted investments represent certificates of deposit that are security for letters of credit for leases of the Company’s office space in Berwyn, Pennsylvania and New York, New York.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

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

(h) Income Taxes

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

Beginning January 10, 2000, the Company accounts for income taxes using the asset and liability method under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The impact on deferred taxes of changes in tax rates and laws, if any, is applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period of enactment.

(i) Basic and Diluted Loss per Share

The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

The Company has equity securities that may have had a dilutive effect on earnings per share had the Company generated income during the period from January 1, 2002 through December 30, 2002 and for the years ended December 31, 2001 and 2000. Shares issuable from securities that could potentially dilute earnings per share in the future that were not included in the computation of loss per share because their effect was anti-dilutive were as follows:

	For the period from January 1, 2002 through December 30, 2002 (unaudited)	Years ended December 31,
		2001	2000
Common stock options	$2,479,350	3,217,006	2,651,256
Common stock warrants	61,432	61,432	61,432
Convertible preferred stock	23,751,804	23,751,804	14,276,848

(j) Financial Instruments

The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, accounts receivable, note receivable, restricted investment, accounts payable, accrued expenses, and capital lease obligations, approximate the fair values of such items based on their short maturities.

(k) Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	3 years
Software	3 years
Web-site development costs	3 years

Equipment held under capital leases is stated at the present value of minimum lease payments at inception of the lease and is depreciated on a straight-line basis over the estimated useful life of the equipment or the lease term, whichever is shorter.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

(l) Computer Software and Web-site Development Costs

The Company has adopted the provisions of Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force Issue No. 00-2 (EITF 00-2), Accounting for Web-site Development Costs. During the period from January 1, 2002 through December 30, 2002 and during the year ended December 31, 2001, the Company capitalized costs incurred to purchase and install computer software in accordance with SOP 98-1. In addition, during 2000, the Company capitalized costs associated with acquiring and developing technology to operate its website in accordance with EITF 00-2. The Company has recorded these capitalized costs as property and equipment in the accompanying consolidated balance sheet.

All costs incurred by the Company in the planning stage for the development of its web-site and costs incurred in operating its web-site were expensed.

(m) Intangible Assets

Intangible assets consist of the values assigned to customer lists, technology, workforce, tradename, license agreements, and non-compete agreements in connection with purchase business combinations. Intangible assets also include goodwill, which represents the excess of purchase price over fair value of net assets acquired for such transactions.

In 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets.

As required by SFAS No. 142, goodwill is no longer being amortized. Prior to the implementation of SFAS No. 142, goodwill was amortized on a straight-line basis over five years. Other intangible assets are amortized over their estimated useful lives, which range from two to five years, on a straight-line basis.

During 2001 and prior, when events and circumstances so indicated, the Company assessed the recoverability of intangible assets by comparing the carrying amount of the asset balances to undiscounted future net operating cash flows. The amount of impairment, if any, was measured based on projected discounted future operating cash flows expected to be generated by the asset using a discount rate reflecting the Company’s average cost of funds and other available information.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

(n) Stock-based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion No. 25), in recognizing compensation costs associated with its stock option plan. Under Opinion No. 25, compensation is measured as the difference between the stock option exercise price and the estimated fair value of the stock at the measurement date. The measurement date is the first date on which both the number of shares subject to the option and the option exercise price are known. No compensation expense has been recognized as the exercise price of all grants equaled the fair value of the underlying stock on the measurement date, which was the date of grant.

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

The pro forma impact of recognizing the fair value of granted options as expense is as follows for 2002, 2001, and 2000:

	2002 (unaudited)	2001	2000
Net loss to common stockholders:
As reported	$(28,784)	(87,228)	(48,373)
Pro forma	(29,025)	(87,799)	(49,443)
Pro forma expense	241	571	1,070
Loss per common share:
As reported	$(1.71)	(5.19)	(2.95)
Pro forma	(1.73)	(5.22)	(3.01)

For purposes of calculating pro forma compensation expense, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions for 2002, 2001, and 2000: nominal volatility; risk free interest rate of 4.54% (unaudited), 4.65%, and 6.00%; no dividend yield; and expected life of 4 years.

During 2000, the Company granted 37,500 stock options in Common Stock with an exercise price of $6.00 per share to a consultant and recorded the related compensation expense of $159 in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At December 30, 2002, all of these options are exercisable and are outstanding.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

(o) Retirement Savings Plan

On February 1, 2000, the Company established the Bigchalk, Inc. Retirement Savings Plan (Retirement Savings Plan) which covers substantially all full-time employees. Participants may make tax-deferred contributions up to 20% of annual compensation (subject to limitations specified by the Internal Revenue Code). The Retirement Savings Plan provides for an annual Company match dollar for dollar up to $1 after the employee has achieved one year of service. During 2002, 2001, and 2000, the Company contributed $102 (unaudited), $210, and $161, respectively, to the Retirement Savings Plan on behalf of employees of the Company.

(p) Advertising Costs

Advertising costs are recognized as incurred. During 2002, 2001, and 2000, advertising expense totaled $133 (unaudited), $391, and $811, respectively.

(q) Supplemental Cash Flow Information

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

The Company paid interest of $4 (unaudited), $10, and $40, for 2002, 2001, and 2000, respectively.

(r) Reclassifications

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

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

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

Also in connection with the acquisition of HomeworkCentral, warrants to purchase shares of HomeworkCentral common stock were exchanged for 61,432 warrants to purchase shares of the Company’s Common Stock. The exchange of these warrants occurred in the same ratio as the exchange of HomeworkCentral stock for the Company’s Common Stock and the price at which these warrants were exercisable was adjusted reflect the change in the number of warrants outstanding as a result of the exchange. At December 30, 2002, the Company had outstanding warrants to purchase 61,432 shares (unaudited) of the Company’s Common Stock at an exercise price of $8.79 per share (unaudited), to be reduced upon certain conditions in the issuance of Common Stock. The warrants are exercisable at any time and expire on dates ranging from October 1, 2004 to December 22, 2004 (unaudited).

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

The acquisition was accounted for in these consolidated financial statements using the purchase method of accounting. The following allocation of the purchase price to the assets acquired and liabilities assumed has been made using estimated fair values that include values based on independent appraisals and management estimates:

Purchase price	$(11,472)
Long-term assets acquired	329
Deferred income taxes	(2,586)
Working capital	132
Other intangible assets	6,466
Goodwill	7,131

(4) Property and Equipment

Property and equipment consisted of the following at December 30, 2002 (unaudited) and December 31, 2001:

	December 30, 2002 (unaudited)	December 31, 2001
Equipment	$6,021	5,584
Furniture and fixtures	1,041	1,326
Leasehold improvements	2,298	2,378
Software	2,714	2,542
Web-site development costs	1,594	1,594

	13,668	13,424
Less accumulated depreciation and amortization	(10,181)	(6,505)

	$3,487	6,919

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

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

The goodwill and certain intangible assets acquired in the purchase of Tucows, HomeworkCentral, and MediaSeek were determined to be impaired. The resulting impairment charge totaled $30,282 and was reported as a component of operating expenses.

A summary of the asset impairment charge is outlined as follows:

Impairment charge during the year ended December 31, 2001
Goodwill	$25,486
Customer list	2,611
Technology	1,164
Workforce	552
Tradename	450
Non-compete agreements	19

$30,282

(6) Goodwill and Other Intangible Assets

In 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, which replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. As a result, on January 1, 2002, the Company reclassified $992 (unaudited) of intangible assets into goodwill, as such assets, which represented assembled workforce, did not meet the criteria for recognition as an asset apart from goodwill under SFAS No. 142.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

Intangible asset data is as follows (in thousands):

	As of December 30, 2002 (Unaudited)		As of December 31, 2001
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Customer list	$16,429	(12,949)	16,429	(9,822)
Technology	6,545	(5,650)	6,545	(4,130)
Non-compete agreement	204	(205)	204	(152)
Tradename	792	(940)	792	(435)
Workforce	—	—	2,014	(1,022)

	$23,970	(19,744)	25,984	(15,561)

Unamortized intangible assets:
Goodwill	$992	—
Aggregate amortization expense:
For the period ended December 30, 2002 (unaudited)	5,205
For the year ended December 31, 2001	16,883
For the year ended December 31, 2000	16,029
Estimated amortization expense:
For the year ended December 31, 2003	3,903
For the year ended December 31, 2004	324

Operating losses for 2001 and 2000 include $8,970 and $8,598 respectively, of amortization of goodwill and other intangible assets that are not included in 2002 results, because of the implementation of SFAS No. 142. If adjusted for the impact of the implementation of SFAS No. 142 (i.e., if goodwill and other intangible assets had not been amortized), net loss and basic and diluted loss per share would have been as follows:

	Years ended December 31,
	2001	2000
Net loss	$(78,258)	39,775
Basic and diluted loss per share	$ (4.65)	2.42

(7) Lease Obligations

The Company leases its facilities and certain equipment under non-cancelable operating leases expiring at varying dates through June 2008. Rent expense was approximately $707 (unaudited), $2,078, and $1,639, for 2002, 2001, and 2000.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

Minimum lease payments as of December 30, 2002 are as follows:

Operating leases (unaudited)
Period ending December 31:
2003	$1,653
2004	1,683
2005	1,536
2006	1,497
2007	1,395
Thereafter	705

Total future minimum lease payments	$8,469

During 2000, the Company moved its primary office space to a new facility. In 2001, the Company entered into sublease arrangements for its previous office spaces expiring at varying dates through March 2005. Minimum lease payments to be received under non-cancelable subleases as of December 30, 2002 are as follows (unaudited):

Period ending December 31:
2003	$300
2004	300
2005	75

Total future minimum lease payments to be received	$675

In 2001, the Company recorded a charge of $3,675 related to the reduction and consolidation of office space. The charge includes the write-off of leasehold improvements of $350 and the ongoing lease obligations and related expenses of the unoccupied office space, net of estimated sublease income, of $3,325. Each year, the accrued liability will be reduced as the Company makes lease payments in excess of sublease income and may be adjusted in future periods when additional information regarding subleases is available.

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

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

The provision (benefit) for income taxes consists of the following:

	2002 (unaudited)	2001	2000
Current taxes:
Federal	$—	—	—
State	—	—	—

Total	—	—	—

Deferred taxes:
Federal	(1,163)	(718)	(2,541)
State	1,011	—	(738)

Total	(152)	(718)	(3,279)

Provision for income taxes	$(152)	(718)	(3,279)

Deferred taxes assets (liabilities) are comprised of the following at December 30, 2002 (unaudited) and December 31, 2001:

	December 30, 2002 (unaudited)	December 31, 2001
Deferred tax assets:
Net operating loss carryforwards	$22,440	21,515
Accrued facilities costs	1,477	1,470
Deferred revenue and accrued expenses	264	1,053
Acquired rights and intangible assets	33	—
Reserves	48	—
Other—net	9	—

Subtotal	24,271	24,038
Less valuation allowance	(24,271)	(22,312)

Net deferred tax assets	—	1,726

Deferred tax liabilities:
Intangible assets	—	(1,010)
Capitalized software costs and accrued expenses	—	(868)

Subtotal	—	(1,878)

Net deferred income taxes	$—	(152)

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

The deferred tax asset valuation allowance increased by $1,959 (unaudited), $14,146, and $8,166, respectively, during 2002, 2001, and 2000. Although realization of the gross deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized after considering the reversal of the deferred tax liabilities.

At December 30, 2002, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of approximately $60,000 (unaudited) that will begin to expire in 2020. The amount of U.S. Federal net operating loss carryforwards which can be utilized in any one period will be limited by federal income tax regulations since a change in ownership as defined in Section 382 of the Internal Revenue Code occurred in the prior years and on December 30, 2002, when all of the Company’s outstanding stock was acquired by ProQuest Company. The Company does not believe that such limitations will have a material adverse impact on the utilization of the carryforwards. At December 30, 2002, the Company has state net operating loss carryforwards of approximately $45,000 (unaudited) that will expire in varying years starting in 2020. The majority of the state net operating loss carryforwards is attributable to Pennsylvania and is subject to an annual utilization limitation of $2,000.

The reconciliation of the expected income tax benefit using the United States Federal statutory rate of 34% to the Company’s effective tax rate is as follows:

	2002 (unaudited)	2001	2000
Federal income tax benefit at statutory rate	(34.00)%	(34.00)%	(34.00)%
State income tax benefit, net of Federal taxes	(3.78)	(2.94)	(3.25)
Permanent differences	(.31)	16.15	5.81
Establishment of deferred tax liabilities upon conversion to a C corporation	—	—	8.12
Increase in valuation allowance	36.73	19.85	16.64
Other	(.23)	(0.07)	0.02

Consolidated effective tax rate	(1.59)%	(1.01)%	(6.66)%

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

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

As described in the Second Amended and Restated Certificates of Incorporation, each share of Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock (collectively, Preferred Stock) is convertible at the shareholder’s option into such number of shares of Common Stock as determined by the Series A Conversion Price, the Series A-2 Conversion Price, and the Series B Conversion Price (collectively, Conversion Prices), respectively, as defined in the Second Amended and Restated Certificates of Incorporation (1.24-for-one, 1.24-for-one, and one-for-one, for Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock, respectively, at December 30, 2002 (unaudited)). The Company reserved 23,751,804 shares of its Common Stock to provide for the conversion of such Preferred Stock. Upon the closing of a qualified public offering of the Company’s Common Stock, the Preferred Stock will automatically convert to a number of shares of Common Stock as determined by the Conversion Prices.

Beginning January 1, 2002, the holders of Preferred Stock are entitled to receive cumulative dividends of 6% per annum of the original issue price of $7.00 per share for Series A and Series A-2 Preferred Stock and of the original issue price of $3.03 per share for the Series B Preferred Stock, payable in preference and priority to payment of dividends on common stock. The holders of Preferred Stock are also entitled to receive, when and if declared, dividends in the same amount per share as would be payable on the number of shares of Common Stock into which the Preferred Stock is then convertible.

At the earliest of: (1) the redemption of the Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock; (2) the consummation of the sale of securities in the Corporation’s initial public offering of securities; or (3) a liquidation, dissolution, or winding up of the Corporation, any accrued and unpaid dividends shall be paid to the holders of record of outstanding shares of Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock.

After December 31, 2003, and at the request of the holders of a majority of the outstanding shares of preferred stock, the Company will redeem all of the outstanding shares of Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock for $10.50, $10.50, and $4.545 per share, respectively, plus accrued and unpaid dividends. The Company is accreting the value of the redemption feature over the period from the issuance through December 31, 2003.

Upon the liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock shall be first entitled, before any distribution or payment to holders of common stock, to a minimum amount of $10.50, $10.50, and $4.545 per share, respectively, plus accrued and unpaid dividends. As of December 30, 2002, the holders of Series A Preferred Stock, Series A-2 Preferred Stock, and Series B Preferred Stock would be entitled to a minimum aggregate amount of $17,211 (unaudited), $67,486 (unaudited), and $68,364 (unaudited), respectively, in the event of a liquidation.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

(10) Equity Instruments

On January 10, 2000, the Company’s Board of Directors adopted the Bigchalk, Inc. 2000 Stock Plan (the 2000 Plan), covering employees, directors, and unaffiliated consultants. On July 30, 2001, the Company’s Board of Directors adopted the Bigchalk, Inc. 2001 Stock Plan (the 2001 Plan), covering employees, directors, and unaffiliated consultants. Stock options are granted at an exercise price equal to the stock’s fair value on the date of grant. All stock options have a contractual life of ten years and generally vest ratably over a period of four years; however, certain options vested in part immediately upon grant and ratably over a period of three years. The Company has reserved 3,000,000 shares of common stock for issuance under both the 2000 Plan and the 2001 Plan.

Stock option transactions consisted of the following:

	2002 (unaudited)		2001		2000
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	3,217,006	$4.76	2,651,256	$5.87	—	$—
Balance at January 10, 2000
Granted	16,100	3.03	1,286,500	3.14	2,968,750	6.00
Granted in connection with HomeworkCentral acquisition	––	––	––	––	122,506	3.19
Exercised	––	––	––	––	(100)	6.00
Cancelled	(631,653)	3.27	(720,750)	6.00	(439,900)	6.00

Outstanding at end of year	2,601,453	$5.19	3,217,006	$4.76	2,651,256	$5.87

Weighted-average fair value of options granted		$0.48		$0.53		$1.17
Options exercisable at December 30, 2002 (unaudited), December 31, 2001 and 2000	977,500		891,881		516,491

The weighted-average contractual life of options outstanding at December 30, 2002, and December 31, 2001 and 2000 is 7.6 years (unaudited), 8.4 years and 4.6 years. The exercise prices for options outstanding at December 30, 2002 that were granted in connection with the HomeworkCentral acquisition range from $.59 (unaudited) to $9.88 (unaudited). The exercise prices for all other options outstanding at December 30, 2002 are either $3.03 (unaudited) or $6.00 (unaudited).

(11) Related-party Transactions

The Company enters into various transactions with two of its significant shareholders, ProQuest and Tucows.

BIGCHALK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2002 (Unaudited) and December 31, 2001 and 2000

(dollars in thousands, except share and per share amounts)

The Company sells ProQuest’s products and pays royalties to ProQuest based on a percentage of revenue. The amounts paid to ProQuest are recorded as costs of sales in the accompanying consolidated statements of operations and amounted to $2,899 (unaudited), $3,287, and $5,927 in 2002, 2001, and 2000, respectively. At December 30, 2002 and December 31, 2001, the Company was obligated to ProQuest for $333 (unaudited) and $449, respectively. These amounts were included in accounts payable and accrued expenses at December 30, 2002 and December 31, 2001 in the accompanying consolidated balance sheets.

Tucows sells the Company’s products and pays royalties to the Company based on a percentage of revenue. The amounts received from Tucows are recorded as sales in the accompanying consolidated statements of operations and amounted to $1,509 (unaudited), $2,027, and $3,472 in 2002, 2001, and 2000, respectively. At December 30, 2002 and December 31, 2001, Tucows was obligated to the Company for $217 (unaudited) and $293, respectively. This amount is included in accounts receivable in the accompanying consolidated balance sheet.

(12) Commitments and Contingencies (Unaudited)

The Company is subject to pending and threatened legal actions that arise in the normal course of business. In the opinion of management, no such actions are known to have a material adverse impact on the financial position of the Company.

The Company has entered into contracts with several partners to provide content for the Company’s portfolio of products and services. Under these contracts, the Company is obligated to make minimum payments for license fees of $1,312, $883, $575, and $425 in 2003, 2004, 2005, and 2006, respectively. In addition, under the terms of most of these contracts, the Company is required to pay royalties based on various units of measure related to the content provided the Company.

(13) Subsequent Events (Unaudited)

On December 30, 2002, ProQuest Company purchased the remaining 62% of the equity of Bigchalk, Inc. which it did not previously own for a negotiated value of approximately $27,000, which was net of approximately $20,000 of cash held by the Company and sent to ProQuest Company after the acquisition was completed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding Directors and Executive Officers of the Registrant is included at the end of Part I of this report under the caption “Directors and Executive Officers” and is also set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the caption “Election of Directors”), and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the captions “General Information for Shareholders”, “Executive Compensation”, “Supplemental Retirement Plan”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Arrangements”), and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will be set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the caption “Compensation and Stock Ownership Information”), and is hereby incorporated by reference and is included at the end of Part 5 of this report under the caption “Market for Registrant’s Common Equity and Related Stockholder Matters”.

Item 13. Certain Relationships and Related Transactions.

Information regarding Related Party Transactions is included in Note 21 to the financial statements contained in Item 8 of this report. The remaining information required by this Item will be set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the caption “Related Party Transactions”), and is hereby incorporated by reference.

Item 14. Controls and Procedures.

Based on a recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.(i) Financial statements:

The following Consolidated Financial Statements of ProQuest Company are included in Part II, Item 8, Financial Statements and Supplementary Data (pages 49 - 84):

Independent Auditors’ Report

Consolidated Statements of Operations—Fiscal Years 2002, 2001, and 2000

Consolidated Balance Sheets—At the end of Fiscal Years 2002 and 2001

Consolidated Statements of Cash Flows—Fiscal Years 2002, 2001, and 2000

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Fiscal Years 2002, 2001, and 2000

Notes to Consolidated Financial Statements

(ii)	Financial statements:

The Consolidated Financial Statements of Bigchalk, Inc. for the years ended 2002 (unaudited) and 2001 (audited) are included in this Annual Report on Form 10-K. (See Note 22 to the Consolidated Financial Statements for summarized financials of Bigchalk, Inc.)

2.	Financial statement schedules filed as a part of this report:

Financial Statement Schedules are omitted as the required information is either inapplicable, immaterial, or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

3.	Exhibits and Financial Statement Schedules

(a)	Exhibits.

Exhibit No.	Description

*2.1

Purchase and Sale Agreement by and between the Company and BH Acquisition, Inc., dated September 20, 2001 is incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2001.

*2.2

Purchase and Sale Agreement, dated April 18, 2001 by and among the Company, Bell & Howell UK Holdings Limited, Bell & Howell Mail and Messaging Technologies Company, Pitney Bowes Inc., and Pitney Bowes International Holdings, Inc., is incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2001.

2.3

Purchase and Sale Agreement dated December 30, 2002 by and among the Company, ProQuest Information and Learning Company, and Bigchalk, is incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2003.

*3.1	Form of Amended and Restated Certificate of Incorporation of ProQuest Company.

*3.2

By-laws of ProQuest Company (f/k/a Bell & Howell Operating Company) are incorporated herein by reference to Exhibit 4.2 to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 333-48425.

*10.1

Amended and Restated Profit Sharing Retirement Plan is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s (f/k/a Bell & Howell Operating Company) Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.2	Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit 10.4 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.3	Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.4	Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.5	Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

*10.6	Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.7

Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-59994.

*10.8

Registration Rights Agreement dated as of May 10, 1988 by and among Bell & Howell Group, Inc. and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.10

Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

10.11	Bell & Howell Company Executive Deferred Compensation Plan.

10.11A	Supplement A to Bell & Howell Company Executive Deferred Compensation Plan.

*10.12

Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 33-99982.

*10.13	Bell & Howell Company 1995 Stock Option Plan, as amended, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 333-48425.

*10.14

Bell & Howell Company 1995 Non-Employee Director’s Stock Option Compensation Plan, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 333-93099.

10.15	Incentive Compensation Agreement dated December 31, 2000 by and between Bell & Howell Company and James Roemer.

10.15A	Incentive Compensation Agreement Amendment.

*10.16	Note Purchase Agreement dated as of October 1, 2002 ProQuest Company $150,000,000 5.45% Senior Notes due October 1, 2012.

*10.17	Revolving Credit Agreement dated as of October 3, 2002 among ProQuest Company, the lenders listed therein and Banc of America Securities LLC.

10.18	Bell & Howell Company NonQualified Stock Option Agreement dated December 31, 2000 by Bell & Howell Company and James Roemer.

10.19	ProQuest Company—Finance Code of Ethics.

21.1	Subsidiaries of ProQuest Company.

23.1	Consent of KPMG LLP.

23.2	Consent of KPMG LLP.

99.1	Certification of Alan Aldworth, President and Chief Executive Officer of ProQuest Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*As	previously filed

4.	Reports on Form 8-K

A current report on Form 8-K was filed on October 3, 2002, reporting the replacement of our then-existing credit facility with a $175 million revolving credit facility as well as the completion of the private placement of $150 million senior notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 27, 2003

ProQuest Company

By:	/s/ JAMES P. ROEMER
James P. Roemer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. ROEMER James P. Roemer	Chairman of the Board of Directors

/s/ ALAN ALDWORTH Alan Aldworth	President and Chief Executive Officer

/S/ KEVIN G. GREGORY Kevin G. Gregory	Senior Vice President, Chief Financial and Accounting Officer, and Assistant Secretary

/S/ DAVID BONDERMAN David Bonderman	Director

/S/ DAVID G. BROWN David G. Brown	Director

/S/ WILLIAM E. OBERNDORF William E. Oberndorf	Director

/S/ GARY L. ROUBOS Gary L. Roubos	Director

/S/ JOHN H. SCULLY John H. Scully	Director

/S/ WILLIAM J. WHITE William J. White	Director

CERTIFICATIONS

Certification of the Principal Executive Officer

I, Alan Aldworth, certify that:

1. I have reviewed this annual report on Form 10-K of ProQuest Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ ALAN ALDWORTH
Alan Aldworth President and Chief Executive Officer

Certification of Principal Financial Officer

I, Kevin G. Gregory, certify that:

1. I have reviewed this annual report on Form 10-K of ProQuest Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ KEVIN G. GREGORY
Kevin G. Gregory Senior Vice President, Chief Financial Officer and Assistant Secretary