Form 10-Q
period 2003-03-29
PROQUEST CO
filed 2003-05-13
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-3246

ProQuest Company

(Exact name of registrant as specified in its charter)

Delaware	36-3580106
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

300 North Zeeb Road, Ann Arbor, Michigan	48103-1553
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (734) 761-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). X

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of May 7, 2003 was 27,960,957.

TABLE OF CONTENT S

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen Weeks Ended March 29, 2003 and March 30, 2002

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Net sales	$111,843	$102,752
Cost of sales	(56,006)	(47,750)

Gross profit	55,837	55,002
Research and development expense	(5,018)	(4,956)
Selling and administrative expense	(28,650)	(29,528)

Earnings from operations before interest and income taxes	22,169	20,518
Net interest expense:
Interest income	171	572
Interest expense	(4,783)	(7,738)

Net interest expense	(4,612)	(7,166)

Earnings before income taxes	17,557	13,352
Income tax expense	(6,321)	(5,074)

Net earnings	$11,236	$8,278

Net earnings per common share:
Basic	$0.40	$0.34

Diluted	$0.40	$0.34

Average number of common shares and equivalents outstanding:
Basic	28,013	24,130
Diluted	28,037	24,666

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of March 29, 2003, December 28, 2002, and March 30, 2002

(In thousands)

	March 29, 2003 (Unaudited)	December 28, 2002	March 30, 2002 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,716	$1,782	$1,644
Accounts receivable, net	78,306	103,517	78,032
Inventory, net	5,730	4,909	4,443
Other current assets	28,164	25,475	38,154

Total current assets	115,916	135,683	122,273
Property, plant, equipment and product masters, at cost	504,655	490,531	458,959
Accumulated depreciation and amortization	(325,828)	(317,301)	(304,076)

Net property, plant, equipment and product masters	178,827	173,230	154,883
Long-term receivables	3,490	4,635	24,692
Goodwill	295,539	247,354	239,055
Intangibles, net	8,252	692	—
Other assets	73,260	69,923	93,974

Total assets	$675,284	$631,517	$634,877

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$—	$62	$—
Current maturities of long-term debt	—	—	10,599
Accounts payable	36,146	38,055	36,754
Accrued expenses	36,253	28,090	69,159
Current portion of monetized future billings	26,250	26,738	28,696
Deferred income	109,302	109,865	99,497

Total current liabilities	207,951	202,810	244,705
Long-term liabilities:
Long-term debt, less current maturities	209,300	187,000	275,000
Monetized future billings, less current portion	50,437	51,071	56,286
Other liabilities	67,657	60,880	91,829

Total long-term liabilities	327,394	298,951	423,115

Shareholders’ equity (deficit):
Common stock (28,490 shares issued and 27,981 shares outstanding at March 29, 2003, 28,482 shares issued and 28,023 shares outstanding at December 28, 2002, and 24,669 shares issued and 24,219 shares outstanding at March 30, 2002)	28	28	24
Capital surplus	298,727	298,548	171,473
Notes receivable for stock purchases	(531)	(523)	(683)
Retained earnings (accumulated deficit)	(141,596)	(152,832)	(187,573)
Treasury stock, at cost	(12,554)	(11,629)	(11,529)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	(2,841)	(2,506)	541
Unrealized loss from derivatives	(911)	(947)	(5,196)
Minimum pension liability	(383)	(383)	—

Accumulated other comprehensive loss	(4,135)	(3,836)	(4,655)

Total shareholders’ equity (deficit)	139,939	129,756	(32,943)

Total liabilities and shareholders’ equity (deficit)	$675,284	$631,517	$634,877

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Thirteen Weeks Ended March 29, 2003 and March 30, 2002

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Operating activities:
Net earnings	$11,236	$8,278
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,894	12,117
Deferred income taxes	9,612	(1,166)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	25,172	10,170
Inventory, net	(830)	9
Other current assets	(2,284)	(4,592)
Long-term receivables	1,145	(1,002)
Other assets	(1,290)	(1,178)
Accounts payable	(4,797)	(3,678)
Accrued expenses	(6,776)	(8,957)
Deferred income	(17,385)	(16,311)
Other long-term liabilities	(1,661)	(2,076)
Other, net	269	3,869

Net cash provided by (used in) operating activities	27,305	(4,517)
Investing activities:
Expenditures for property, plant, equipment and product masters	(16,421)	(15,588)
Expenditures for software	(5,716)	(5,131)
Acquisitions, net of cash acquired	(23,804)	(2,617)
Expenditures associated with sales of discontinued operations	—	(1,446)

Net cash used in investing activities	(45,941)	(24,782)
Financing activities:
Net decrease in short-term debt	(53)	(498)
Proceeds from long-term debt	139,950	32,600
Repayment of long-term debt	(117,650)	(75)
Monetized future billings	(1,122)	(3,899)
Repurchases of common stock	(925)	—
Proceeds from exercise of stock options, net	179	2,423

Net cash provided by financing activities	20,379	30,551
Effect of exchange rate changes on cash	191	(103)

Increase in cash and cash equivalents	1,934	1,149
Cash and cash equivalents, beginning of period	1,782	495

Cash and cash equivalents, end of period	$3,716	$1,644

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Notes to the Consolidated Financial Statements

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

Note 1—Basis of Presentation

The Consolidated Financial Statements include the accounts of ProQuest Company and its subsidiaries, including ProQuest Information & Learning (“PQIL”) and ProQuest Business Solutions (“PQBS”), and are unaudited.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2002 Consolidated Financial Statements have been made to conform to the 2003 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report for the fiscal year ended December 28, 2002.

Note 2—Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts which was $1,470, $1,434 and $1,511 at March 29, 2003, December 28, 2002, and March 30, 2002, respectively.

Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market.

The components of inventory are shown in the table below as of the dates indicated:

	March 29, 2003	December 28, 2002	March 30, 2002
Finished products	$2,688	$2,570	$1,575
Products in process and materials	3,042	2,339	2,868

Total inventory, net	$5,730	$4,909	$4,443

Property, Plant, Equipment and Product Masters. Property, plant, equipment and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters. The carrying value of the product masters is $138,653 (net of $234,193 of depreciation), $131,259 (net of $229,070 of depreciation), and $115,701 (net of $210,013 of depreciation) at March 29, 2003, December 28, 2002, and March 30, 2002, respectively.

Stock Option Plan. As permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, we account for our stock option plan using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Pro forma net earnings and earnings per share disclosures for employee stock option grants based on the fair value based method (defined in SFAS No. 123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are indicated below:

	Thirteen weeks ended
	March 29, 2003	March 30, 2002
Net earnings, as reported	$11,236	$8,278
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,531)	(1,237)

Pro forma net earnings	$9,705	$7,041

Earnings per share:
Basic—as reported	$0.40	$0.34
Basic—pro forma	$0.35	$0.29
Diluted—as reported	$0.40	$0.34
Diluted—pro forma	$0.35	$0.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the thirteen weeks ended March 29, 2003: volatility of 50.65%; risk free interest rate of 2.27%; expected lives of 4 years; and no dividend yield; and the following assumptions for the thirteen weeks ended March 30, 2002: volatility of 40.92%; risk free interest rate of 4.31%; expected lives of 5 years; and no dividend yield.

Derivative Financial Instruments and Hedging Activities. All derivative instruments are recognized as assets or liabilities in the balance sheet at fair value.

Net Earnings per Common Share. Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period, and reflects the potential dilution that could occur if all of our outstanding stock options that are in the money were exercised (calculated using the treasury stock method). A reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted net earnings per common share is shown in the table below for the periods indicated:

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Basic	28,013	24,130
Dilutive effect of stock options	24	536

Diluted	28,037	24,666

Options to purchase 2.7 million shares and 1.8 million shares were outstanding at March 29, 2003 and March 30, 2002, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

Note 3—Comprehensive Income

Comprehensive income or losses includes net earnings, net unrealized gain on derivative instruments related to interest rate hedging, foreign currency translation adjustments and minimum pension liability.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Net earnings	$11,236	$8,278
Other comprehensive income/(loss):
Net unrealized gain on derivative instruments	36	1,694
Foreign currency translation adjustments	(335)	(460)

Comprehensive income	$10,937	$9,512

The net unrealized gain on derivative instruments, foreign currency translation adjustments and minimum pension liability do not impact our current income tax expense.

Note 4—Segment Reporting

Information concerning our reportable business segments is shown in the tables below for the periods indicated:

	As of and for the thirteen weeks ended March 29, 2003
	PQIL	PQBS	Corporate	Total
Net sales	$65,770	$46,073	$—	$111,843
Earnings from operations before interest and income taxes	$12,763	$12,512	$(3,106)	$22,169
Expenditures for property, plant, equipment and product masters	$15,678	$732	$11	$16,421
Depreciation and amortization	$13,455	$1,392	$47	$14,894
Total assets	$544,526	$107,682	$23,076	$675,284

	As of and for the thirteen weeks ended March 30, 2002
	PQIL	PQBS	Corporate	Total
Net sales	$60,226	$42,526	$—	$102,752
Earnings from operations before interest and income taxes	$12,799	$10,805	$(3,086)	$20,518
Expenditures for property, plant, equipment and product masters	$14,789	$606	$193	$15,588
Depreciation and amortization	$10,607	$1,487	$23	$12,117
Total assets	$438,168	$103,426	$93,283	$634,877

Note 5—Investments in Affiliates

Until December 30, 2002, we owned approximately 38% of Bigchalk, Inc. (“Bigchalk”) on a fully-diluted basis. We accounted for this investment in Bigchalk on the equity method and the carrying value of this investment was $0 at December 28, 2002.

On December 30, 2002, we purchased the remaining 62% of Bigchalk for a negotiated value of $27 million, which includes a holdback of approximately $3.4 million and is net of about $20 million in cash held by Bigchalk, that we received after the acquisition (see Note 11). As a result of this acquisition, Bigchalk’s operating results are included in our Consolidated Financial Statements since that date.

On December 4, 2000, we entered into a Limited Liability Company Agreement with DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation to form OEConnection (“OEC”). We contributed our product CollisionLink and a 15 person development team, while each of the other three partners agreed to contribute cash up to $7.0 million. OEC extends the established electronic parts cataloging business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel. Eventually, OEC expects to expand their customer base to include dealers, collision shops, installers and fleet facilities.

The Limited Liability Company Agreement provides that our three partners will divide any losses equally up to the first $21.0 million and we will share in any income/losses after that point. To date, OEC’s losses have not exceeded this $21.0 million threshold. For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until January 31, 2007, we are entitled to receive a royalty on OEC’s net revenues which will be recorded in Net sales on our Consolidated Statement of Operations. The royalty received for the thirteen weeks ended March 29, 2003 was $258.

Note 6—Goodwill and Other Intangible Assets

In the first quarter of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis.

The changes in the carrying amount of goodwill by segment for the thirteen weeks ended March 29, 2003 are as follows:

	PQIL	PQBS	Total
Balance as of December 28, 2002	$199,769	$47,585	$247,354
Goodwill acquired during the thirteen weeks (1)	48,185	—	48,185

Balance as of March 29, 2003	$247,954	$47,585	$295,539

(1)	Goodwill consists of current year acquisitions, primarily the acquisition of Bigchalk, as well as the finalization of our preliminary purchase price allocations for prior acquisitions. See Note 11 for further discussion regarding the tax assets related to the acquisition of Bigchalk that we are still assessing.

As of March 29, 2003, our intangible assets and related accumulated amortization consisted of the following:

	Gross	Accumulated Amortization	Net
Non-compete agreements	$1,325	$—	$1,325
Customer lists	7,211	(284)	6,927

Total intangibles, net	$8,536	$(284)	$8,252

We recorded $284 of amortization expense during the thirteen weeks ended March 29, 2003 compared to $0 during the thirteen weeks ended March 30, 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2003: $2,254; 2004: $2,254; 2005: $1,424; 2006: $1,302; 2007: $1,302. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

During the thirteen weeks ended March 29, 2003, we acquired the following intangible assets:

		Weighted Average Amortization Period
Non-compete agreements	$1,325	1.5 years
Customer lists (1)	6,519	5 years

Total intangibles	$7,844	4.5 years

(1)	Customer lists consist primarily of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

Note 7—Other Current Assets

Other current assets at March 29, 2003, December 28, 2002 and March 30, 2002 consisted of the following:

	As of
	March 29, 2003	December 28, 2002	March 30, 2002
Short-term deferred tax asset	$507	$493	$19,167
Prepaid taxes	5,865	5,674	—
Prepaid royalties	12,629	13,289	9,647
Commissions	2,947	2,456	2,785
Other	6,216	3,563	6,555

Total	$28,164	$25,475	$38,154

Note 8—Other Assets

Other assets at March 29, 2003, December 28, 2002 and March 30, 2002 consisted of the following:

	As of
	March 29, 2003	December 28, 2002	March 30, 2002
Long-term deferred tax asset	$3,065	$3,065	$35,653
Licenses, net	10,999	11,031	11,166
Purchased/developed software, net	49,671	46,899	38,231
Long-term commissions	4,727	4,766	5,270
Other	4,798	4,162	3,654

Total	$73,260	$69,923	$93,974

In the first quarter of 2003 we capitalized approximately $425 for external use software. Additionally, we amortized $10 related to external use software.

Note 9—Accrued Expenses

Accrued expenses at March 29, 2003, December 28, 2002 and March 30, 2002 consisted of the following:

	As of
	March 29, 2003	December 28, 2002	March 30, 2002
Salaries and wages	$21,857	$11,582	$12,285
Profit sharing	971	3,416	925
Reserve for working capital and other adjustments related to businesses sold	—	—	26,750
Accrued income taxes	1,666	37	5,467
Other	11,759	13,055	23,732

Total	$36,253	$28,090	$69,159

Note 10—Other Liabilities

Other liabilities at March 29, 2003, December 28, 2002 and March 30, 2002 consisted of the following:

	As of
	March 29, 2003	December 28, 2002	March 30, 2002
Deferred compensation and pension benefits	$38,452	$39,343	$38,296
Interest rate swaps	—	—	7,663
Deferred taxes	5,300	—	25,635
Other	23,905	21,537	20,235

Total	$67,657	$60,880	$91,829

Note 11—Acquisitions

On December 30, 2002, the second day of our 2003 fiscal year, we purchased the remaining 62% of Bigchalk for a negotiated value of $27 million, which includes a holdback of approximately $3.4 million and is net of about $20 million in cash held by Bigchalk, that we received after the acquisition. The results of Bigchalk’s operations have been included in our Consolidated Financial Statements since the date of acquisition. Had Bigchalk been acquired effective on the first day of our 2002 fiscal year, pro forma unaudited consolidated net sales, net earnings, and basic and diluted net earnings per common share would have been as follows:

Pro Forma for March 30, 2002
Net sales	$108.5
Net earnings	$ 8.4
Net earnings per common share:
Basic	$ 0.34
Diluted	$ 0.34

Bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the kindergarten through twelfth grade (“K-12”) educational community. When we owned 38% of Bigchalk, we provided our content to Bigchalk in exchange for a royalty. As a result of our acquisition, PQIL will be entering the K-12 market directly. We also expect to reduce costs through economies of scale.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

At December 30, 2002
Current assets	$24,271
Net property, plant, equipment and product masters	1,000
Intangibles	7,837
Goodwill	47,629

Total assets acquired	80,737

Current liabilities	$16,944
Deferred revenue	16,804
Other long-term liabilities	3,511

Total liabilities assumed	37,259

Net assets acquired	$43,478

We have not finalized the allocation of the purchase price; we are still assessing tax assets that we received as part of the acquisition. To the extent that these tax assets are assigned value, which we are currently estimating to be in the range of $18.0 million to $22.0 million, there will be a corresponding decrease to goodwill. We expect this assessment to be completed by the end of the second quarter of 2003.

The $7,837 of acquired intangible assets have a weighted-average useful life of approximately 4.5 years. The intangible assets that make up that amount include $1,325 of non-compete agreements and $6,512 of customer lists.

The preliminary amount of $47,629 of goodwill was assigned to PQIL. Of that total amount, $0 is expected to be deductible for tax purposes.

The purchase agreement includes a holdback in the amount of $3.4 million, which will be paid out as additional contingent consideration if certain conditions are met, including indemnification of certain claims related to the purchase.

Note 12—Stock Repurchases

On January 9, 2003, our Board of Directors approved an authorization to acquire up to 5% of our outstanding shares of $.001 par value common stock. Stock repurchased under this authorization is accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity. Through March 29, 2003, we purchased 50 thousand shares in the open market for a cost of approximately $0.925 million.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report for the year ended December 28, 2002, as well as the accompanying interim financial statements dated March 29, 2003.

Safe Harbor for Forward-looking Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risk, risk of new competitors, any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the library and education markets, the availability of free or advertising-supported research information on the Internet, including effects of and rate of acceptance of Internet-based solutions, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in our filings with the SEC, including without limitation, our Annual Report on Form 10-K for fiscal 2002. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or similar terminology. These factors may cause our actual results to differ from any forward-looking statements. We undertake no obligation to update any of our forward looking statements.

Results of Operations

	Thirteen Weeks Ended (dollars in millions)
	March 29, 2003		March 30, 2002
	Amount	% of sales	Amount	% of sales
Net sales	$111.8	100.0	$102.8	100.0
Cost of sales	(56.0)	(50.1)	(47.8)	(46.5)

Gross profit	55.8	49.9	55.0	53.5
Research and development expense	(5.0)	(4.4)	(5.0)	(4.9)
Selling and administrative expense	(28.6)	(25.6)	(29.5)	(28.7)

Earnings from operations before interest and income taxes	22.2	19.9	20.5	19.9
Net interest expense	(4.6)	(4.1)	(7.2)	(7.0)
Income tax expense	(6.4)	(5.8)	(5.0)	(4.8)

Net earnings	$11.2	10.0	$8.3	8.1

First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

Net Sales.

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
PQIL	$65.8	$60.3
PQBS	46.0	42.5

Total	$111.8	$102.8

Our net sales increased $9.0 million, or 8.8%, to $111.8 million in the first quarter of 2003, due to strong product performance at both of our business segments.

Net sales at PQIL increased $5.5 million, or 9.1%, to $65.8 million as a result of increases in XanEdu products and published products, as well as our acquisition of Bigchalk. Sales of our classroom products, primarily coursepacks, increased by $1.3 million or 96.0%. Sales of our published products grew by $1.5 million or 9.2% to $17.8 million driven by increased sales of Historical Newspapers and humanities products. Finally, sales of our traditional products increased by $0.3 million or 1.3% to $25.8 million.

Net sales of PQBS increased $3.5 million, or 8.2%, to $46.0 million in the first quarter of 2003. Sales of the automotive group increased by 10.7% to $39.0 million, driven by increases in the automotive parts and service products and increases in dealership performance management products. Sales of Powersports electronic products grew 13.5% to $6.2 million while the legacy microfilm business declined by approximately $1.0 million to $0.8 million.

Cost of Sales.

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
PQIL	$37.9	$32.1
PQBS	18.1	15.7

Total	$56.0	$47.8

Our cost of sales increased $8.2 million to $56.0 million in the first quarter of 2003 compared to the first quarter of 2002. The gross profit margin (net sales less cost of sales) percentage decreased 360 basis points to 49.9% compared to the 2002 results primarily due to increased depreciation and amortization expense and redundant costs associated with the integration of Bigchalk.

At PQIL, the increase in cost of sales was primarily due to increased depreciation and amortization expense and redundant costs associated with Bigchalk.

At PQBS, the increase in cost of sales was due to increased sales as well as increased expenses resulting from new agreements with ADP and Mazda.

Research and Development.

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
PQIL	$2.6	$2.2
PQBS	2.4	2.8

Total	$5.0	$5.0

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. On a consolidated basis, research and development expense for the first quarter 2003 remained flat compared to first quarter 2002 levels. The increase at PQIL is primarily due to the acquisition of Bigchalk. The decrease at PQBS is mainly due to one time costs in the first quarter of 2002 related to new product development.

Selling and Administrative.

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
PQIL	$12.4	$13.2
PQBS	13.1	13.2
Corporate	3.1	3.1

Total	$28.6	$29.5

Selling and administrative expense decreased from the 2002 results by $0.9 million, or 3.1%.

The decrease at PQIL is primarily due to cost savings initiatives.

Net Interest Expense.

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Interest income	$(0.2)	$(0.6)
Debt	2.8	3.5
Interest rate swaps	—	2.1
Monetized contracts	1.8	1.9
Other	0.2	0.3

Total	$4.6	$7.2

Net interest expense decreased $2.6 million, or 36.1%, to $4.6 million in the first quarter of 2003, primarily due to lower debt levels, as well as a reduction in interest rates as a result of the refinancing we completed in the third quarter of fiscal 2002.

Income Tax Expense.

For the thirteen weeks ended March 29, 2003, income taxes are recorded at an effective rate of 36% down from an effective rate of 38% for the thirteen weeks ended March 30, 2002. Income tax expense increased as a result of the higher level of pretax earnings in the first thirteen weeks of 2003, partially offset by the decrease in the effective rate.

Liquidity

Debt (net of cash and cash equivalents) increased by $20.3 million to $205.6 million in the first quarter of 2003 primarily as a result of the acquisition of Bigchalk.

In the first quarter of 2003, we generated cash from operations of $27.3 million compared to a use of cash of $4.5 million in the first quarter of 2002, an increase of $31.8 million. The increase in cash generated by operations is primarily due to earnings ($3.0 million), accounts receivable ($15.0 million) and deferred income taxes ($10.8 million).

We used $45.9 million of cash in our investing activities for the first quarter of 2003, an increase of $21.2 million or 85.4%. We used $16.4 million for capital expenditures of property, plant, equipment, and product masters, an increase of $0.8 million or 5.3%, compared to the first quarter of 2002. In addition, we used $5.7 million for software expenditures, an increase of $0.6 million or 11.4%, compared to the first quarter of 2002. Finally, we used $23.8 million for the acquisition of Bigchalk during the first quarter of 2003. Also, in the fourth quarter of 2002, we reclassified our software spending from operating cash flows to investing activities and we have reclassified this item in the Consolidated Statement of Cash Flows for comparison purposes.

In the first quarter of 2003, we generated cash from financing activities of $20.4 million compared to a generation of $30.6 million in the first quarter of 2002, a decrease of $10.2 million. This decrease is primarily due to less debt being assumed in the first quarter of 2003 compared to the first quarter of 2002; proceeds from long term debt, net of repayments of long term debt, were $22.3 million and $32.5 million for the first quarters of 2003 and 2002, respectively.

Another factor which impacts our cash flow from financing activities involves our PQBS Automotive Parts and Service Products (“APSP”) agreements, which we have monetized a portion of the future cash stream generated by these customer contracts. We intend to reduce the number of APSP contracts that we monetize, while complying with a contractual obligation that exists through September 2004. The monetized future billings and current portion of monetized future billings will decline and there will be a cash flow effect. In the fourth quarter of fiscal 2002, we reclassified our monetized contracts from operating cash flows to financing activities. For comparison purposes, we have reclassified this item in the Consolidated Statement of Cash flows for 2002.

During the first quarter of 2003, we also repurchased 50,000 shares for $0.9 million under the stock repurchase plan authorized by our Board of Directors on January 9, 2003.

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future. Under our $175.0 million revolving credit facility, $59.3 million was outstanding as of March 29, 2003.

Financial Condition

Selected Balance Sheet information.

	As of
	March 29, 2003	December 28, 2002	March 30, 2002
Accounts receivable, net	$78.3	$103.5	$78.0
Other current assets	28.2	25.5	38.2
Other assets	73.3	69.9	94.0
Accrued expenses	36.3	28.1	69.2
Deferred income	109.3	109.9	99.5
Other liabilities	67.7	60.9	91.8

Accounts receivable decreased by $25.2 million at March 29,

2003 compared to the balance at December 28, 2002. This decrease was primarily due to the timing of collections related to electronic subscription billings issued in the fourth quarter of 2002. In addition, we received a $13.0 million tax refund from the U.S. government.

Other current assets increased by $2.7 million at March 29, 2003 compared to the balance at December 28, 2002. This increase was primarily due to an increase in prepaid maintenance agreements and prepaid tradeshow advertising.

Other current assets decreased by $10.0 million at March 29, 2003 compared to the balance at March 30, 2002. This decrease is primarily due to an $18.6 million decrease in our short-term deferred tax asset as a result of expected deductions claimed on our 2002 tax return, offset by a $5.8 million increase in prepaid taxes and an increase of $3.0 million in prepaid royalties.

Other assets increased by $3.4 million at March 29, 2003 compared to the balance at December 28, 2002. This increase is primarily due to the purchase and development of software in connection with the integration of Bigchalk.

Other assets decreased by $20.7 million at March 29, 2003 compared to the balance at March 30, 2002 primarily due to a $32.6 million decrease in our long-term deferred tax asset as a result of deductions claimed on our 2002 tax return, partially offset by the purchase and development of software in connection with the integration of Bigchalk.

Accrued expenses increased by $8.2 million at March 29, 2003 compared to the balance at December 28, 2002 primarily due to severance for Bigchalk employees and an increase in accrued interest due to timing of interest payments under our senior notes.

Accrued expenses decreased by $32.9 million at March 29, 2003 compared to the balance at March 30, 2002. The decrease is primarily the result of the resolution of working capital settlements related to the sales of our discontinued operations.

Deferred income increased by $9.8 million at March 29, 2003 compared to the balance at March 30, 2002, primarily due to the acquisition of Bigchalk.

Other liabilities increased by $6.8 million at March 29, 2003 compared to the balance at December 28, 2002 due to our tax provision for the first quarter of 2003, and our long-term facility accrual related to one of Bigchalk’s facilities that we will not be utilizing which we recorded as part of the aqusition of Bigchalk.

Other liabilities decreased by $24.1 million at March 29, 2003 compared to the balance at March 30, 2002. The decrease is primarily due to deferred tax liabilities as well as the settlement of our interest rate swaps due to the refinancing we completed in the third quarter of fiscal 2002.

Interest Rate Risk Management

We have a revolving credit facility which is variable-rate long-term debt, and exposes us to variability in interest payments due to changes in interest rates. We have $59.3 million outstanding on the credit facility at March 29, 2003, and the weighted average interest rate on the credit facility was 2.38% at March 29, 2003. We have decided not to hedge this interest rate risk. Instead, we have limited this risk by maintaining $150 million of our debt in the form of long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending on October 1, 2012.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our financing activities, we are exposed to changes in interest rates which may adversely effect our results of operations and financial position. We are not currently hedging this interest rate risk. Instead we have limited this risk by maintaining $150 million of our debt in the form of long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending on October 1, 2012. Our remaining debt is variable rate long-term debt which exposes us to variability in interest payments due to changes in interest rates.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge certain significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At March 29, 2003, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 4.

Controls and Procedures

Based on a recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II.    Other Information

Item 1.     Legal Proceedings

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

Item 5.

Other Information

In an effort to provide more clarity to our sources and uses of cash, starting with our 2002 10-K, we reclassified certain items on the cash flow statement. These changes were (1) reclassification of spending for purchased / developed software from operating cash flow to investing activities, and (2) reclassification of monetized contracts from operating cash flow to financing activities. The following table is our 2002 quarterly cash flow statements including these reclassifications.

	Year-to-date
	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002
Operating activities:
Net earnings	$8,278	$18,429	$24,391	$42,380
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	12,117	23,649	35,057	47,648
Deferred income taxes	(1,166)	3,140	5,540	7,299
Interest expense due to swap settlement	—	—	7,414	7,414
Changes in operating assets and liabilities:
Accounts receivable, net	10,170	12,542	(24,229)	(4,732)
Inventory, net	9	74	352	(389)
Other current assets	(4,592)	(5,000)	(10,155)	(4,713)
Long-term receivables	(1,002)	(1,797)	(1,280)	(3,185)
Other assets	(1,178)	4,817	406	432
Accounts payable	(3,678)	(5,632)	(1,507)	(3,873)
Accrued expenses	(8,957)	(7,020)	(600)	(9,466)
Deferred income	(16,311)	(37,539)	(12,578)	(7,747)
Other long-term liabilities	(2,076)	(1,933)	(1,659)	(1,321)
Other, net	3,869	(5,045)	460	502

Net cash (used in) provided by operating activities	(4,517)	(1,315)	21,612	70,249
Investing activities:
Expenditures for property, plant, equipment and product masters	(15,588)	(29,784)	(42,532)	(58,646)
Expenditures for software	(5,131)	(11,665)	(19,723)	(22,149)
Acquisitions, net of cash acquired	(2,617)	(2,617)	(4,751)	(8,393)
Expenditures associated with sales of discontinued operations	(1,446)	(12,611)	(15,611)	(16,770)

Net cash used in investing activities	(24,782)	(56,677)	(82,617)	(105,958)
Financing activities:
Net decrease in short-term debt	(498)	(770)	(827)	(830)
Proceeds from long-term debt	32,600	110,750	363,470	389,170
Repayment of long-term debt	(75)	(163,591)	(407,045)	(455,244)
Cash paid for settlement of interest rate swap contracts	—	—	(9,765)	(9,765)
Debt issuance costs	—	—	—	(1,654)
Monetized future billings	(3,899)	(7,854)	(9,947)	(11,072)
Proceeds from issuance of common stock, net	—	123,295	123,295	123,295
Proceeds from exercise of stock options, net	2,423	4,330	4,583	5,124

Net cash provided by financing activities	30,551	66,160	63,764	39,024
Effect of exchange rate changes on cash	(103)	323	(2,144)	(2,028)

Increase in cash and cash equivalents	1,149	8,491	615	1,287
Cash and cash equivalents, beginning of period	495	495	495	495

Cash and cash equivalents, end of period	$1,644	$8,986	$1,110	$1,782

Item 6.    Exhibits and Reports on Form 8-K

(a)		Exhibits:

		Index Number	Description

		99.1	Certification of Alan W. Aldworth, President and Chief Executive Officer of ProQuest Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b	)	Reports on form 8-K.

A current report on Form 8-K was filed on January 14, 2003, reporting the acquisition of Bigchalk by ProQuest Information and Learning Company.

A current report on Form 8-K/A was filed on March 17, 2003, reporting the financial statements and pro forma financial information omitted from the Form 8-K dated January 14, 2003.

A current report on Form 8-K was filed on March 25, 2003, reporting the appointment of Ron Klausner as President, ProQuest Information and Learning Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	PROQUEST COMPANY

/S/ ALAN W. ALDWORTH
President and Chief Executive Officer

/S/ KEVIN G. GREGORY
Senior Vice President, Chief Financial Officer, and Assistant Secretary

CERTIFICATIONS

Certification of Principal Executive Officer

I, Alan W. Aldworth, certify that:

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/S/ ALAN W. ALDWORTH
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/S/ KEVIN G. GREGORY
Senior Vice President, Chief Financial Officer, and Assistant Secretary