Form 10-Q
period 2003-06-28
PROQUEST CO
filed 2003-08-11
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-3246

ProQuest Company

(Exact name of registrant as specified in its charter)

Delaware	36-3580106
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300 North Zeeb Road, Ann Arbor, Michigan	48103-1553
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:(734) 761-4700

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of August 6, 2003 was 28,283,604.

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen and Twenty-Six Week Periods Ended June 28, 2003 and June 29, 2002

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$115,100	$108,980	$226,943	$211,732
Cost of sales	(57,856)	(51,620)	(113,862)	(99,370)

Gross profit	57,244	57,360	113,081	112,362
Research and development expense	(3,993)	(5,533)	(9,011)	(10,489)
Selling and administrative expense	(29,532)	(28,541)	(58,182)	(58,069)

Earnings from operations before interest and income taxes	23,719	23,286	45,888	43,804
Net interest expense:
Interest income	235	581	406	1,153
Interest expense	(4,756)	(7,495)	(9,539)	(15,233)

Net interest expense	(4,521)	(6,914)	(9,133)	(14,080)

Earnings before income taxes	19,198	16,372	36,755	29,724
Income tax expense	(6,911)	(6,221)	(13,232)	(11,295)

Net earnings	$12,287	$10,151	$23,523	$18,429

Net earnings per common share:
Basic	$0.44	$0.41	$0.84	$0.76

Diluted	$0.43	$0.40	$0.84	$0.74

Weighted average number of common shares and equivalents outstanding:
Basic	28,057	24,620	28,034	24,375
Diluted	28,319	25,153	28,155	24,913

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of June 28, 2003, December 28, 2002, and June 29, 2002

(In thousands)

	June 28, 2003 (Unaudited)	December 28, 2002	June 29, 2002 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$728	$1,782	$8,986
Accounts receivable, net	79,224	103,517	73,200
Inventory, net	5,367	4,909	4,407
Other current assets	34,260	25,475	38,810

Total current assets	119,579	135,683	125,403
Property, plant, equipment and product masters, at cost	370,224	490,531	477,786
Accumulated depreciation and amortization	(192,320)	(317,301)	(314,401)

Net property, plant, equipment and product masters	177,904	173,230	163,385
Long-term receivables	4,775	4,635	24,997
Goodwill	267,642	247,354	240,029
Identifiable intangibles, net	7,773	692	—
Other assets	83,913	69,923	95,158

Total assets	$661,586	$631,517	$648,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$62	$—
Current maturities of long-term debt	—	—	218
Accounts payable	33,544	38,055	35,181
Accrued expenses	28,551	28,090	53,137
Current portion of monetized future billings	26,071	26,738	27,982
Deferred income	87,002	109,865	78,496

Total current liabilities	175,168	202,810	195,014
Long-term liabilities:
Long-term debt, less current maturities	218,000	187,000	200,015
Monetized future billings, less current portion	48,254	51,071	53,702
Other liabilities	60,115	60,880	98,528

Total long-term liabilities	326,369	298,951	352,245

Shareholders’ equity:
Common stock (28,840 shares issued and 28,283 shares outstanding at June 28, 2003, 28,482 shares issued and 28,023 shares outstanding at December 28, 2002, and 28,442 shares issued and 27,992 shares outstanding at June 29, 2002)	28	28	28
Capital surplus	307,546	298,548	296,671
Notes receivable for stock purchases	(402)	(523)	(693)
Retained earnings (accumulated deficit)	(129,309)	(152,832)	(177,422)
Treasury stock, at cost	(13,712)	(11,629)	(11,529)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	(2,843)	(2,506)	(805)
Unrealized loss from derivatives	(876)	(947)	(4,537)
Minimum pension liability	(383)	(383)	—

Accumulated other comprehensive loss	(4,102)	(3,836)	(5,342)

Total shareholders’ equity	160,049	129,756	101,713

Total liabilities and shareholders’ equity	$661,586	$631,517	$648,972

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Twenty-Six Week Periods Ended June 28, 2003 and June 29, 2002

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002
Operating activities:
Net earnings	$23,523	$18,429
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	29,409	23,649
Deferred income taxes	15,163	3,140
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	25,118	12,542
Inventory, net	(430)	74
Other current assets	(1,978)	(5,000)
Long-term receivables	(140)	(1,797)
Other assets	(234)	4,817
Accounts payable	(7,786)	(5,632)
Accrued expenses	(14,808)	(7,020)
Deferred income	(40,410)	(37,539)
Other long-term liabilities	(2,235)	(1,933)
Other, net	(1,575)	(5,045)

Net cash provided by (used in) operating activities	23,617	(1,315)

Investing activities:
Expenditures for property, plant, equipment and product masters	(25,194)	(29,784)
Expenditures for software	(9,110)	(11,665)
Acquisitions, net of cash acquired	(23,804)	(2,617)
Expenditures for discontinued operations	(1,708)	(12,611)

Net cash used in investing activities	(59,816)	(56,677)

Financing activities:
Net decrease in short-term debt	(87)	(770)
Proceeds from long-term debt	285,400	110,750
Repayment of long-term debt	(254,400)	(163,591)
Monetized future billings	(3,484)	(7,854)
Repurchases of common stock	(1,328)	—
Proceeds from sales of common stock, net	—	123,295
Proceeds from exercise of stock options, net	8,378	4,330

Net cash provided by financing activities	34,479	66,160
Effect of exchange rate changes on cash	666	323

(Decrease) Increase in cash and cash equivalents	(1,054)	8,491
Cash and cash equivalents, beginning of period	1,782	495

Cash and cash equivalents, end of period	$728	$8,986

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

Note 2—Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts which was $1,496, $1,434 and $1,165 at June 28, 2003, December 28, 2002, and June 29, 2002, respectively.

Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market.

The components of inventory are shown in the table below as

of the dates indicated:

	June 28, 2003	December 28, 2002	June 29, 2002
Finished products	$2,498	$2,570	$1,599
Products in process and materials	2,869	2,339	2,808

Total inventory, net	$5,367	$4,909	$4,407

Property, Plant, Equipment and Product Masters. Property, plant, equipment and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters. During the second quarter of fiscal 2003, PQIL reviewed fully depreciated assets and removed approximately $141,000 of gross book value and its related accumulated depreciation. Of this amount, approximately $105,000 relates to product masters and $36,000 relates to hardware. The carrying value of the product masters is $140,997 (net of $136,124 of depreciation), $131,259 (net of $229,070 of depreciation), and $120,677 (net of $215,967 of depreciation) at June 28, 2003, December 28, 2002, and June 29, 2002, respectively.

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

	Thirteen weeks ended		Twenty-Six weeks ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net earnings, as reported	$12,287	$10,151	$23,523	$18,429
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,283)	(1,372)	(3,761)	(2,610)

Pro forma net earnings	$10,004	$8,779	$19,762	$15,819

Earnings per share:
Basic—as reported	$0.44	$0.41	$0.84	$0.76
Basic—pro forma	$0.36	$0.36	$0.70	$0.65
Diluted—as reported	$0.43	$0.40	$0.84	$0.74
Diluted—pro forma	$0.35	$0.35	$0.70	$0.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003: volatility of 49.21% (thirteen weeks) and 50.34% (twenty-six weeks); risk free interest rate of 2.51% (thirteen weeks) and 2.33% (twenty-six weeks); expected lives of 4 years; and no dividend yield; and the following assumptions in 2002: volatility of 40.92%; risk free interest rate of 4.31%; expected lives of 5 years; and no dividend yield.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Basic	28,057	24,620	28,034	24,375
Dilutive effect of stock options	262	533	121	538

Diluted	28,319	25,153	28,155	24,913

Options to purchase 2.3 million shares and 1.8 million shares were outstanding at June 28, 2003 and June 29, 2002, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

Note 3—Comprehensive Income

Comprehensive income or loss includes net earnings, net unrealized loss on derivative instruments related to interest rate hedging, foreign currency translation adjustments and minimum pension liability.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net earnings	$12,287	$10,151	$23,523	$18,429

Other comprehensive income/(loss):
Net unrealized loss on derivative instruments	35	659	71	2,353
Foreign currency translation adjustments	(2)	(1,346)	(337)	(1,806)
Minimum pension liability	—	—	—	—

Comprehensive income	$12,320	$9,464	$23,257	$18,976

Note 4—Segment Reporting

Information concerning our reportable business segments is

shown in the tables below for the periods indicated:

	As of and for the thirteen weeks ended June 28, 2003
	PQIL	PQBS	Corporate	Total
Net sales	$68,942	$46,158	$—	$115,100
Earnings (loss) from operations before interest and income taxes	$13,399	$13,831	$(3,511)	$23,719
Expenditures for property, plant, equipment, product masters and software	$10,333	$1,446	$388	$12,167
Depreciation and amortization	$13,079	$1,389	$47	$14,515
Total assets	$513,810	$107,929	$39,847	$661,586

	As of and for the thirteen weeks ended June 29, 2002
	PQIL	PQBS	Corporate	Total
Net sales	$64,973	$44,007	$—	$108,980
Earnings (loss) from operations before interest and income taxes	$13,126	$13,075	$(2,915)	$23,286
Expenditures for property, plant, equipment, product masters and software	$19,552	$1,153	$25	$20,730
Depreciation and amortization	$10,321	$1,194	$17	$11,532
Total assets	$449,464	$105,125	$94,383	$648,972

	For the twenty-six weeks ended June 28, 2003
	PQIL	PQBS	Corporate	Total
Net sales	$134,712	$92,231	$—	$226,943
Earnings (loss) from operations before interest and income taxes	$26,162	$26,343	$(6,617)	$45,888
Expenditures for property, plant, equipment, product masters and software	$30,644	$3,261	$399	$34,304
Depreciation and amortization	$26,534	$2,781	$94	$29,409

	For the twenty-six weeks ended June 29, 2002
	PQIL	PQBS	Corporate	Total
Net sales	$125,199	$86,533	$—	$211,732
Earnings (loss) from operations before interest and income taxes	$25,925	$23,880	$(6,001)	$43,804
Expenditures for property, plant, equipment, product masters and software	$39,016	$2,215	$218	$41,449
Depreciation and amortization	$20,928	$2,681	$40	$23,649

Note 5—Investments in Affiliates

Until December 30, 2002, we owned approximately 38% of Bigchalk, Inc. (“Bigchalk”) on a fully-diluted basis. We accounted for this investment in Bigchalk on the equity method and the carrying value of this investment was $0 at December 28, 2002.

On December 30, 2002, we purchased the remaining 62% of Bigchalk for a negotiated value of $27.0 million, which includes contingent consideration of approximately $3.4 million and is net of about $20.0 million in cash held by Bigchalk, that we received after the acquisition (see Note 11). As a result of this acquisition, Bigchalk’s operating results have been included in our Consolidated Financial Statements since that date.

On December 4, 2000, we entered into a Limited Liability Company Agreement with DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation to form OEConnection (“OEC”). We contributed our product CollisionLink and a 15 person development team, while each of the other three partners agreed to contribute cash of up to $7.0 million. OEC extends the established electronic parts cataloging business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel. Eventually, OEC expects to expand their customer base to include dealers, collision shops, installers and fleet facilities.

The Limited Liability Company Agreement provides that our three partners will divide any losses equally up to the first $21.0 million and we will share in any income/losses after that point. To date, OEC’s losses have not exceeded this $21.0 million threshold. For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until January 31, 2007, we are entitled to receive a royalty on OEC’s net revenues which will be recorded in net sales on our Consolidated Statement of Operations. The royalty received was $277 and $535 for the thirteen and twenty-six weeks ended June 28, 2003, respectively.

Note 6—Goodwill and Other Intangible Assets

In the first quarter of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis.

The changes in the carrying amount of goodwill by segment for the twenty-six weeks ended June 28, 2003 are as follows:

	PQIL	PQBS	Total
Balance as of December 28, 2002	$199,769	$47,585	$247,354
Goodwill acquired (1)	20,288	—	20,288

Balance as of June 28, 2003	$220,057	$47,585	$267,642

(1)	Goodwill consists primarily of the acquisition of Bigchalk, as well as the finalization of our preliminary purchase price allocations for prior acquisitions. Goodwill of $28.5 million related to Bigchalk was reallocated to deferred tax assets in the second quarter of fiscal 2003. We received these tax assets as part of the Bigchalk acquisition, but did not have a valuation completed until the second quarter of fiscal 2003. Of the $28.5 million reallocation, $5.3 million was recorded as Short-term deferred tax assets and included in Current assets, and $23.2 million was classified as Long-term deferred tax assets and included in Other assets.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value. If the carrying value is higher than the fair value, there is an indication that an impairment may exist; if the carrying value is less than the fair value, no indication of impairment exists and the second step does not need to be completed. If there is an indication of impairment, the second step of the impairment test requires us to allocate the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. We performed our annual goodwill impairment test during the second quarter. During the first step of this impairment test no indication of impairment was evident, therefore the second step was not required.

As of June 28, 2003, our intangible assets and related accumulated amortization consisted of the following:

	Gross	Accumulated Amortization	Net
Non-compete agreements	$1,325	$(194)	$1,131
Customer lists	7,211	(569)	6,642

Total intangibles, net	$8,536	$(763)	$7,773

We recorded $479 and $763 of amortization expense during the thirteen and twenty-six weeks ended June 28, 2003, respectively compared to $0 during the thirteen and twenty-six weeks ended June 29, 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2003: $2,254; 2004: $2,254; 2005: $1,424; 2006: $1,302; 2007: $1,302. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

During the twenty-six weeks ended June 28, 2003, we acquired the following intangible assets:

		Weighted Average Amortization Period
Non-compete agreements	$1,325	1.5 years
Customer lists (1)	6,519	5 years

Total intangibles	$7,844	4.5 years

(1)	Customer lists consist primarily of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

Note 7—Other Current Assets

Other current assets at June 28, 2003, December 28, 2002 and June 29, 2002 consisted of the following:

	As of
	June 28, 2003	December 28, 2002	June 29, 2002
Short-term deferred tax assets	$5,800	$493	$19,167
Prepaid taxes	6,933	5,674	—
Prepaid royalties	11,365	13,289	11,107
Commissions	2,956	2,456	2,785
Prepaid Insurance	2,154	658	2,362
Other	5,052	2,905	3,389

Total	$34,260	$25,475	$38,810

Note 8—Other Assets

Other assets at June 28, 2003, December 28, 2002 and June

29, 2002 consisted of the following:

	As of
	June 28, 2003	December 28, 2002	June 29, 2002
Long-term deferred tax assets	$14,266	$3,065	$35,653
Licenses, net	10,478	11,031	10,722
Purchased/developed software, net	49,756	46,899	38,992
Long-term commissions	4,574	4,766	5,100
Other	4,839	4,162	4,691

Total	$83,913	$69,923	$95,158

For the first half of fiscal 2003 we capitalized approximately $821 for external-use software. Additionally, we amortized $39 related to external-use software.

Note 9—Accrued Expenses

Accrued expenses at June 28, 2003, December 28, 2002 and June 29, 2002 consisted of the following:

	As of
	June 28, 2003	December 28, 2002	June 29, 2002
Salaries and wages	$13,881	$11,582	$11,440
Profit sharing	1,960	3,416	1,376
Reserve for working capital and other adjustments related to businesses sold	—	—	24,577
Accrued income taxes	2,517	37	5,658
Accrued interest	2,390	2,266	867
Other	7,803	10,789	9,219

Total	$28,551	$28,090	$53,137

Note 10—Other Liabilities

Other liabilities at June 28, 2003, December 28, 2002 and June 29, 2002 consisted of the following:

	As of
	June 28, 2003	December 28, 2002	June 29, 2002
Deferred compensation and pension benefits	$39,053	$39,343	$38,298
Interest rate swaps	—	—	8,232
Long-term discontinued operations	3,039	5,181	—
Deferred taxes	—	—	31,693
Other	18,023	16,356	20,305

Total	$60,115	$60,880	$98,528

Note 11—Acquisitions

On December 30, 2002, the second day of our 2003 fiscal year, we purchased the remaining 62% of Bigchalk for a negotiated value of $27.0 million, which includes contingent consideration of approximately $3.4 million and is net of about $20.0 million in cash held by Bigchalk, that we received after the acquisition. The results of Bigchalk’s operations have been included in our Consolidated Financial Statements since the date of acquisition. Had Bigchalk been acquired effective the first day of our 2002 fiscal year, pro forma unaudited consolidated net sales, net earnings, and net earnings per common share would have been as follows:

	Pro Forma for
	Thirteen weeks ended June 29, 2002	Twenty-Six weeks ended June 29, 2002
Net sales	$115,048	$223,519
Net earnings	$8,987	$17,348
Net earnings per common share:
Basic	$0.37	$0.71
Diluted	$0.36	$0.70

Bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the kindergarten through twelfth grade (“K-12”) educational community. When we owned 38% of Bigchalk, we provided our content to Bigchalk in exchange for a royalty. As a result of our acquisition, PQIL will be entering the K-12 market directly. We are also reducing costs through economies of scale.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

At December 30, 2002

Short-term deferred tax assets	$5,293
Other current assets	24,271

Total current assets	29,564

Net property, plant, equipment and product masters	1,000
Intangibles	7,837
Other assets—Long-term deferred tax assets	23,197
Goodwill	19,492

Total assets acquired	81,090

Current liabilities	$18,297
Deferred revenue	16,804
Other long-term liabilities	2,511

Total liabilities assumed	37,612

Net assets acquired	$43,478

The $7,837 of acquired intangible assets have a weighted-average useful life of approximately 4.5 years. The intangible assets that make up that amount include $1,325 of non-compete agreements and $6,512 of customer lists.

The amount of $19,492 of goodwill was assigned to PQIL. Of that total amount, $0 is expected to be deductible for tax purposes. Goodwill related to Bigchalk was reallocated in the second quarter of fiscal 2003 by $28,490 for tax assets that we received as part of the acquisition. Although we have not finalized the allocation of the purchase price, we do not expect the final allocation to differ materially from the above allocation.

The purchase agreement includes contingent consideration in the amount of $3.4 million, which may be paid out if certain conditions are met, including indemnification of certain claims related to the purchase.

Note 12—Stock Repurchases

On January 9, 2003, our Board of Directors approved an authorization to acquire up to 5% of our outstanding shares of $.001 par value common stock. Stock repurchased under this authorization is accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity. Through June 28, 2003, we purchased 70 thousand shares in the open market for a cost of approximately $1.3 million.

Note 13—Subsequent Events

On July 21, 2003, we completed the acquisition of SIRS Publishing, Inc. for a purchase price of $26.4 million. SIRS Publishing’s products are designed to address curriculum-related, assignment-driven information needs that arise as students study social problems, controversies, legal issues, and ethics. SIRS Publishing products are sold by subscription to libraries, school districts, and consortia worldwide.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report for the year ended December 28, 2002, as well as the accompanying interim financial statements dated June 28, 2003.

Safe Harbor for Forward-looking Statements

Except for the historical information and discussions contained herein, statements contained in this release may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risk, risk of new competitors, any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the library and education markets, the availability of free or advertising-supported research information on the Internet, including effects of and rate of acceptance of Internet-based solutions, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in our filings with the SEC, including without limitation, our Annual Report on Form 10-K for fiscal 2002. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or similar terminology. These factors may cause our actual results to differ from any forward-looking statements. We undertake no obligation to update any of our forward looking statements.

Results of Operations

Second Quarter of Fiscal 2003 Compared to the Second Quarter of Fiscal 2002

	Thirteen Weeks Ended (dollars in millions)
	June 28, 2003		June 29, 2002
	Amount	% of sales	Amount	% of sales
Net sales	$115.1	100.0	$109.0	100.0
Cost of sales	(57.9)	(50.3)	(51.6)	(47.3)

Gross profit	57.2	49.7	57.4	52.7

Research and development expense	(4.0)	(3.5)	(5.5)	(5.1)
Selling and administrative expense	(29.5)	(25.6)	(28.6)	(26.2)

Earnings from operations before interest and income taxes	23.7	20.6	23.3	21.4

Net interest expense	(4.5)	(3.9)	(6.9)	(6.3)
Income tax expense	(6.9)	(6.0)	(6.2)	(5.7)

Net earnings	$12.3	10.7	$10.2	9.4

Net Sales.

	Thirteen Weeks Ended
	June 28, 2003	June 29, 2002
PQIL	$68.9	$65.0
PQBS	46.2	44.0

Total	$115.1	$109.0

Our net sales increased $6.1 million, or 5.6%, to $115.1 million in the second quarter of 2003.

Net sales at PQIL increased $3.9 million, or 6.0%, to $68.9 million primarily as a result of increased sales of our classroom products and our published products, as well as $4.1 million in incremental sales from Bigchalk compared to the royalties we received from Bigchalk in the first quarter of fiscal 2002. Sales of our classroom products, primarily coursepacks, increased by $1.0 million or 93.4%. This growth was a result of continued increases in both the number of schools using our products and the number of coursepacks per school. Sales of our published products grew by $1.6 million or 6.9% to $24.0 million driven by increased sales of Historical Newspapers. Sales of our electronic products were partially offset by a decline in sales of our traditional products which decreased by $3.0 million or 10.9% to $24.7 million. This is mainly due to a decrease in sales of non-subscription microfilm products as a result of tight budgets hindering libraries’ discretionary microfilm backfile purchases.

Net sales of PQBS increased $2.2 million, or 5.0%, to $46.2 million in the second quarter of 2003. Sales of the automotive group increased by $2.3 million or 6.2% to $38.7 million, driven by a 3.7% increase in automotive parts and service products and a 16.0% increase in dealership performance management products. The growth in automotive parts and service products was driven primarily by price increases and an increase in the installed dealer base. Driving the growth of the performance management products were sales of our web-based dealer performance products and our new Standards products which will be used by European auto dealers to comply with the European Common Market’s new competition regulations. Sales of Powersports electronic products grew by $ 0.1 million or 2.0% to $6.7 million while the legacy microfilm business declined by approximately $0.5 million or 51.2% to $0.5 million as customers discontinue the use of microfilm products.

Cost of Sales.

	Thirteen Weeks Ended
	June 28, 2003	June 29, 2002
PQIL	$40.4	$35.1
PQBS	17.5	16.5

Total	$57.9	$51.6

Our cost of sales increased $6.3 million to $57.9 million in the second quarter of 2003 compared to the second quarter of 2002. The gross profit margin (net sales less cost of sales) percentage decreased 300 basis points to 49.7% compared to the 2002 results primarily due to increased depreciation and amortization expense.

At PQIL, the increase in cost of sales was primarily due to increased depreciation and amortization expense, as well as product mix, including increased lower-margin classroom product sales.

At PQBS, the increase in cost of sales was due to the increase in sales with gross profit margin remaining relatively flat.

Research and Development.

	Thirteen Weeks Ended
	June 28, 2003	June 29, 2002
PQIL	$1.8	$2.9
PQBS	2.2	2.6

Total	$4.0	$5.5

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. On a consolidated basis, research and development expense for the second quarter of 2003 decreased 27.3% to $4.0 million compared to the second quarter of 2002 levels. The decrease at PQIL is primarily due to reduced infrastructure and increased efficiency.

Selling and Administrative.

	Thirteen Weeks Ended
	June 28, 2003	June 29, 2002
PQIL	$13.3	$13.9
PQBS	12.7	11.8
Corporate	3.5	2.9

Total	$29.5	$28.6

Selling and administrative expense increased from the 2002 results by $0.9 million, or 3.1%.

The decrease at PQIL is primarily due to lower marketing and product management costs, partially offset by higher selling costs.

The increase at PQBS is primarily due to increased costs associated with depreciation and administrative support.

The increase at Corporate is primarily due to an incentive compensation plan which is tied to our stock price.

Net Interest Expense.

	Thirteen Weeks Ended
	June 28, 2003	June 29, 2002
Interest income	$(0.2)	$(0.6)
Debt	2.7	3.5
Interest rate swaps	—	1.9
Monetized contracts	1.8	1.8
Other	0.2	0.3

Total	$4.5	$6.9

Net interest expense decreased $2.4 million, or 34.8%, to $4.5 million in the second quarter of 2003, primarily due to lower debt levels, as well as a reduction in interest rates as a result of the refinancing we completed in the third quarter of fiscal 2002.

Income Tax Expense.

For the thirteen weeks ended June 28, 2003, income taxes are recorded at an effective rate of 36% down from an effective rate of 38% for the thirteen weeks ended June 28, 2002. Income tax expense increased as a result of the higher level of pretax earnings for the thirteen weeks ended June 28, 2003, partially offset by the decrease in effective rates.

First Half 2003 Compared to First Half 2002

	Twenty-Six Weeks Ended (dollars in millions)
	June 28, 2003		June 29, 2002
	Amount	% of sales	Amount	% of sales
Net sales	$226.9	100.0	$211.7	100.0
Cost of sales	(113.9)	(50.2)	(99.4)	(47.0)

Gross profit	113.0	49.8	112.3	53.0

Research and development expense	(9.0)	(4.0)	(10.5)	(4.9)
Selling and administrative expense	(58.1)	(25.6)	(58.0)	(27.4)

Earnings from operations before interest and income taxes	45.9	20.2	43.8	20.7

Net interest expense	(9.1)	(4.0)	(14.1)	(6.7)
Income tax expense	(13.3)	(5.8)	(11.3)	(5.3)

Net earnings	$23.5	10.4	$18.4	8.7

Net Sales.

	Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002
PQIL	$134.7	$125.2
PQBS	92.2	86.5

Total	$226.9	$211.7

Our net sales increased $15.2 million, or 7.2%, to $226.9 million in the first half of fiscal 2003.

Net sales at PQIL increased $9.5 million, or 7.6%, to $134.7 million. Sales of our classroom products, primarily coursepacks, increased by $2.2 million or 88.2%. This growth was a result of continued increases in both the number of schools using our products and the number of coursepacks per school. Sales of our published products grew by $3.1 million or 7.9% to $41.7 million driven by increased sales of Historical Newspapers and humanities products. Sales of our general reference products increased $6.9 million or 22.3% mainly due to the acquisition of Bigchalk in the first quarter of 2003 which added $8.9 million in incremental sales compared to the royalties we received from Bigchalk in the first half of fiscal 2002. Finally, sales of our traditional products decreased by $2.7 million or 5.0% to $50.4 million due to a slowdown in sales of non-subscription microfilm products resulting from tight budgets affecting libraries’ discretionary microfilm backfile purchases.

Net sales of PQBS increased $5.7 million, or 6.6%, to $92.2 million in the first half of fiscal 2003. Sales of the automotive group increased by $6.0 million or 8.4% to $77.7 million, driven by a 7.4% increase in automotive parts and service products and a 12.2% increase in dealership performance management products. Sales of Powersports electronic products grew by $0.6 million or 5.1% to $12.7 million while the legacy microfilm business declined by approximately $1.5 million or 53.5% to $1.3 million.

Cost of Sales.

	Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002
PQIL	$78.4	$67.2
PQBS	35.5	32.2

Total	$113.9	$99.4

Our cost of sales increased $14.5 million to $113.9 million in the first half of fiscal 2003 compared to the first half of 2002. The gross profit margin (net sales less cost of sales) percentage decreased 320 basis points to 49.8% compared to the 2002 results.

At PQIL, the increase in cost of sales relative to sales was primarily due to increased depreciation and amortization expense and redundant costs associated with Bigchalk during the first half of 2003.

At PQBS, the increase in cost of sales relative to sales was due to increased hardware inventory costs as well as higher royalties.

Research and Development.

	Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002
PQIL	$4.4	$5.1
PQBS	4.6	5.4

Total	$9.0	$10.5

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. On a consolidated basis, research and development expense for the first half of fiscal 2003 decreased $1.5 million to $9.0 million compared to the first half of fiscal 2002 levels. The decrease at PQIL is primarily due to a consolidation of operations and increased efficiency.

Selling and Administrative.

	Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002
PQIL	$25.7	$27.0
PQBS	25.8	25.0
Corporate	6.6	6.0

Total	$58.1	$58.0

Selling and administrative expense on a consolidated basis remained relatively flat compared to 2002 results. The decrease at PQIL is primarily due to cost savings initiatives. The increase at PQBS is primarily due to increased costs associated with depreciation and administrative costs.

The increase at Corporate is primarily due to an incentive compensation plan which is tied to our stock price.

Net Interest Expense.

	Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002
Interest income	$(0.4)	$(1.2)
Debt	5.5	6.9
Interest rate swaps	—	4.0
Monetized contracts	3.6	3.6
Other	0.4	0.8

Total	$9.1	$14.1

Net interest expense decreased $5.0 million, or 35.5%, to $9.1 million in the first half of fiscal 2003, primarily due to lower debt levels, as well as a reduction in interest rates as a result of the refinancing we completed in the third quarter of fiscal 2002.

Income Tax Expense.

For the twenty-six weeks ended June 28, 2003, income taxes are recorded at an effective rate of 36% down from an effective rate of 38% for the twenty-six weeks ended June 28, 2002. Income tax expense increased as a result of the higher level of pretax earnings for the twenty-six weeks ended June 28, 2003, partially offset by the decrease in effective rates.

Liquidity

Debt (net of cash and cash equivalents) increased by $32.0 million to $217.3 million in the first half of fiscal 2003 primarily as a result of our acquisition of Bigchalk.

For the first half of fiscal 2003, we generated cash from operations of $23.6 million compared to a use of cash of $1.3 million for the first half of 2002, an increase of $24.9 million. The increase in cash generated by operations is primarily due to net earnings ($5.1 million), accounts receivable ($12.6 million), and deferred income taxes ($12.0 million).

We used $59.8 million of cash in our investing activities for the first half of fiscal 2003, an increase of $3.1 million or 5.5%, compared to the first half of 2002. We used $25.2 million for capital expenditures of property, plant, equipment, and product masters, a decrease of $4.6 million or 15.4%. We used $9.1 million for software expenditures, a decrease of $2.6 million or 21.9%, compared to the first half of fiscal 2002. Furthermore, we used $23.8 million for the acquisition of Bigchalk during the first half of fiscal 2003 which compares to the use of $2.6 million in acquisitions for the first half of 2002.

For the first half of fiscal 2003, we generated cash from financing activities of $34.5 million compared to a generation of $66.2 million in the first half of fiscal 2002, a decrease of $31.7 million. In the first half of 2003, we assumed $31.0 million of additional long term debt. In the first half of 2002, we received $123.3 million of proceeds from our June 21, 2002 equity offering.

During the first half of fiscal 2003, we also repurchased 70 thousand shares of our common stock for $1.3 million under the stock repurchase plan authorized by our Board of Directors on January 9, 2003.

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future. Under our $175.0 million revolving credit facility, $68.0 million was outstanding as of June 28, 2003.

Financial Condition

Selected Balance Sheet information.

	As of
	June 28, 2003	December 28, 2002	June 29, 2002
Accounts receivable, net	$79,224	$103,517	$73,200
Other current assets	34,260	25,475	38,810
Other assets	83,913	69,923	95,158
Accrued expenses	28,551	28,090	53,137
Deferred income	87,002	109,865	78,496
Other liabilities	60,115	60,880	98,528

Accounts receivable decreased by $24.3 million at June 28, 2003 compared to the balance at December 28, 2002. The decrease is the result of our PQIL business cycle as annual subscriptions invoiced in the fourth quarter result in a high level of receivables at year end. In addition, this decrease was due to a $13.0 million tax refund we received from the U.S. government.

Accounts receivable increased by $6.0 million at June 28, 2003 compared to the balance at June 29, 2002. This increase was primarily due to more PQIL subscription billing at June 28, 2003 relative to the level of subscription billing at June 29, 2002.

Other current assets increased by $8.8 million at June 28, 2003 compared to the balance at December 28, 2002. This increase was primarily due to a $5.3 million reallocation we made from goodwill to short-term deferred tax assets. In addition, this increase was due to prepayments made for tradeshow advertising, insurance, and income taxes.

Other current assets decreased by $4.6 million at June 28, 2003 compared to the balance at June 29, 2002. This decrease is primarily due to a decrease in short-term deferred tax assets which we realized from our operations subsequent to June 29, 2002.

Other assets increased by $14.0 million at June 28, 2003 compared to the balance at December 28, 2002. This increase is primarily due to a $23.2 million reallocation we made from goodwill to long-term deferred tax assets offset by the result of our netting deferred tax assets and liabilities.

Other assets decreased by $11.2 million at June 28, 2003 compared to the balance at June 29, 2002 primarily due to a $21.4 million decrease in long-term deferred tax assets which we realized from our operations subsequent to June 29, 2002. This decrease was primarily offset by an $11.1 million increase in net software from June 29, 2002 through June 28, 2003.

Accrued expenses decreased by $24.6 million at June 28, 2003 compared to the balance at June 29, 2002. The decrease is primarily the result of the resolution of working capital settlements related to the sales of our discontinued operations.

Deferred income decreased by $22.9 million at June 28, 2003 compared to the balance at December 28, 2002 due to the seasonal nature of PQIL’s deferred revenue. At year end, deferred revenue is at a high level due to the billings that occur late in the third quarter and throughout the fourth quarter.

Deferred income increased by $8.5 million at June 28, 2003 compared to the balance at June 29, 2002, primarily due to the acquisition of Bigchalk.

Other liabilities decreased by $38.4 million at June 28, 2003 compared to the balance at June 29, 2002. The decrease is primarily due to a reclassification of deferred tax liabilities as well as the settlement of our interest rate swaps due to the refinancing we completed in the third quarter of fiscal 2002.

Interest Rate Risk Management

We have a revolving credit facility which is variable-rate long-term debt, and exposes us to variability in interest payments due to changes in interest rates. We have $68 million outstanding on the credit facility at June 28, 2003, and the weighted average interest rate on the credit facility was 2.24% at June 28, 2003. We have decided not to hedge this interest rate risk. Instead, we have limited this risk by maintaining $150 million of our debt in the form of long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our financing activities, we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. We are not currently hedging this interest rate risk. Instead we have limited this risk by maintaining $150 million of our debt in the form of long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012. Our remaining debt is variable rate long-term debt, which exposes us to variability in interest payments due to changes in interest rates.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge certain significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At June 28, 2003, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2003, our annual meeting of Shareholders was held and the following matters were voted on:

1.	The following individuals were elected to the board of directors to serve until the 2004 annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

Nominee	Votes for	Votes abstained
David Bonderman	25,031,364	536,825
David G. Brown	24,982,774	585,415
Alan Aldworth	25,031,764	536,425
William E. Oberndorf	24,862,454	705,735
James P. Roemer	24,040,385	1,527,804
Gary L. Roubos	24,861,254	706,935
John H. Scully	24,911,744	656,445
William J. White	21,223,736	4,344,453

2.	The vote to approve 2003 ProQuest Strategic Performance Plan.

Votes for	Votes against	Votes abstained
23,779,235	1,748,822	40,132

3.	Proposal to ratify selection of KPMG LLP as independent auditors for the Company.

Votes for	Votes against	Votes abstained
25,301,081	240,882	26,226

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Index Number	Description

10.9	2003 ProQuest Strategic Performance Plan

99.1	Certification of Alan W. Aldworth, President and Chief Executive Officer of ProQuest Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on form 8-K.

A current report of Form 8-K was furnished on April 29, 2003, furnishing our financial results for the quarter ended March 29, 2003 as required under Item 12 “Results of Operations and Financial Conditions”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	PROQUEST COMPANY

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

Date: August 11, 2003

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

Date: August 11, 2003

/s/ Kevin G. Gregory
Senior Vice President, Chief Financial Officer, and Assistant Secretary