Form 10-Q
period 2003-09-27
PROQUEST CO
filed 2003-11-10
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Registrant’s telephone number, including area code: (734)761-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of November 5, 2003 was 28,349,477.

1

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen and Thirty-Nine Week Periods Ended September 27, 2003 and

September 28, 2002

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$116,743	$106,370	$343,686	$318,102
Cost of sales	(57,400)	(52,094)	(171,262)	(151,464)

Gross profit	59,343	54,276	172,424	166,638

Research and development expense	(4,343)	(4,364)	(13,354)	(14,853)
Selling and administrative expense	(32,711)	(28,010)	(90,893)	(86,079)

Earnings from operations before interest and income taxes	22,289	21,902	68,177	65,706

Net interest expense:
Interest income	662	1,000	1,068	2,153
Interest expense	(4,740)	(13,286)	(14,279)	(28,519)

Net interest expense	(4,078)	(12,286)	(13,211)	(26,366)

Earnings before income taxes	18,211	9,616	54,966	39,340
Income tax expense	(6,465)	(3,654)	(19,697)	(14,949)

Net earnings	$11,746	$5,962	$35,269	$24,391

Net earnings per common share:

Basic	$0.41	$0.21	$1.25	$0.95

Diluted	$0.41	$0.21	$1.25	$0.94

Weighted average number of common shares and equivalents outstanding:
Basic	28,315	27,993	28,128	25,581
Diluted	28,625	28,343	28,306	26,056

The accompanying Notes to the Consolidated Financial Statements are an

integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of September 27, 2003, December 28, 2002, and September 28, 2002

(In thousands)

ASSETS

	September 27, 2003 (Unaudited)	December 28, 2002	September 28, 2002 (Unaudited)
Current assets:
Cash and cash equivalents	$3,855	$1,782	$1,110
Accounts receivable, net	127,055	103,517	111,313
Inventory, net	5,551	4,909	4,127
Other current assets	39,479	25,475	43,832

Total current assets	175,940	135,683	160,382

Property, plant, equipment and product masters, at cost	383,027	490,531	486,799
Accumulated depreciation and amortization	(203,365)	(317,301)	(320,882)

Net property, plant, equipment and product masters	179,662	173,230	165,917

Long-term receivables	4,509	4,635	2,730
Goodwill	300,905	247,354	243,209
Identifiable intangibles, net	7,627	692	—
Other assets	81,678	69,923	102,489

Total assets	$750,321	$631,517	$674,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$62	$19
Current maturities of long-term debt	—	—	138
Accounts payable	48,664	38,055	39,728
Accrued expenses	39,202	28,090	45,004
Current portion of monetized future billings	24,950	26,738	27,223
Deferred income	123,978	109,865	105,290

Total current liabilities	236,794	202,810	217,402

Long-term liabilities:
Long-term debt, less current maturities	234,050	187,000	209,361
Monetized future billings, less current portion	47,848	51,071	51,711
Other liabilities	58,517	60,880	86,134

Total long-term liabilities	340,415	298,951	347,206

Shareholders’ equity:
Common stock, $.001 par value, 28,900 shares issued and 28,342 shares outstanding at September 27, 2003, 28,482 shares issued and 28,023 shares outstanding at December 28, 2002, and 28,455 shares issued and 28,005 shares outstanding at September 28, 2002	28	28	28
Capital surplus	308,744	298,548	296,924
Notes receivable for stock purchases	(316)	(523)	(674)
Retained earnings (accumulated deficit)	(117,563)	(152,832)	(171,460)
Treasury stock, at cost	(13,712)	(11,629)	(11,529)
Other comprehensive (loss):
Accumulated foreign currency translation adjustment	(2,845)	(2,506)	(2,220)
Unrealized (loss) from derivatives	(841)	(947)	(950)
Minimum pension liability	(383)	(383)	—

Accumulated other comprehensive (loss)	(4,069)	(3,836)	(3,170)

Total shareholders’ equity	173,112	129,756	110,119

Total liabilities and shareholders’ equity	$750,321	$631,517	$674,727

The accompanying Notes to the Consolidated Financial Statements are an

integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Thirty-Nine Week Periods Ended September 27, 2003 and September 28, 2002

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002
Operating activities:
Net earnings	$35,269	$24,391
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,284	35,057
Deferred income taxes	20,724	5,540
Interest expense due to swap settlement	—	7,414
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(21,205)	(24,229)
Inventory, net	(173)	352
Other current assets	(4,871)	(10,155)
Long-term receivables	126	(1,280)
Other assets	(268)	406
Accounts payable	4,119	(1,507)
Accrued expenses	(7,670)	(600)
Deferred income	(8,828)	(12,578)
Other long-term liabilities	(3,192)	(1,659)
Other, net	(1,864)	460

Net cash provided by operating activities	57,451	21,612

Investing activities:
Expenditures for property, plant, equipment, product masters, and software	(53,558)	(62,255)
Acquisitions, net of cash acquired	(50,628)	(4,751)
Expenditures for discontinued operations	(2,050)	(15,611)

Net cash used in investing activities	(106,236)	(82,617)

Financing activities:
Net decrease in short-term debt	(79)	(827)
Proceeds from long-term debt	445,550	363,470
Repayment of long-term debt	(398,500)	(407,045)
Cash paid for settlement of interest rate swap contracts	—	(9,765)
Monetized future billings	(5,011)	(9,947)
Repurchases of common stock	(1,328)	—
Proceeds from sales of common stock, net	—	123,295
Proceeds from exercise of stock options, net	9,576	4,583

Net cash provided by financing activities	50,208	63,764

Effect of exchange rate changes on cash	650	(2,144)

Increase in cash and cash equivalents	2,073	615

Cash and cash equivalents, beginning of period	1,782	495

Cash and cash equivalents, end of period	$3,855	$1,110

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

Note 2—Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts which was $1,733, $1,434 and $1,585 at September 27, 2003, December 28, 2002, and September 28, 2002, respectively.

Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market.

The components of inventory are shown in the table below as

of the dates indicated:

	September 27, 2003	December 28, 2002	September 28, 2002
Finished products	$3,095	$2,570	$1,513
Products in process and materials	2,456	2,339	2,614

Total inventory, net	$5,551	$4,909	$4,127

Property, Plant, Equipment and Product Masters. Property, plant, equipment and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment and 10 years for product masters. During the second quarter of fiscal 2003, PQIL reviewed fully depreciated assets and removed approximately $141,000 of gross book value and an equal amount of accumulated depreciation. Of this amount, approximately $105,000 related to product masters and $36,000 related to property, plant and equipment. The carrying value of the product masters is $145,097 (net of $144,311 of accumulated depreciation), $131,259 (net of $229,070 of accumulated depreciation), and $125,634 (net of $224,038 of accumulated depreciation) at September 27, 2003, December 28, 2002, and September 28, 2002, respectively.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net earnings, as reported	$11,746	$5,962	$35,269	$24,391
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,140)	(1,683)	(5,678)	(4,204)

Pro forma net earnings	$9,606	$4,279	$29,591	$20,187

Earnings per share:
Basic—as reported	$0.41	$0.21	$1.25	$0.95
Basic—pro forma	$0.34	$0.15	$1.05	$0.79
Diluted—as reported	$0.41	$0.21	$1.25	$0.94
Diluted—pro forma	$0.34	$0.15	$1.05	$0.77

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003: volatility of 49.21% (thirteen weeks) and 50.34% (thirty-nine weeks); risk free interest rate of 2.51% (thirteen weeks) and 2.33% (thirty-nine weeks); expected lives of 4 years; and no dividend yield; and the following assumptions for 2002: volatility of 40.92%; risk free interest rate of 4.31%; expected lives of 5 years; and no dividend yield.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Basic	28,315	27,993	28,128	25,581
Dilutive effect of stock options	310	350	178	475

Diluted	28,625	28,343	28,306	26,056

Options to purchase 2.2 million shares and 1.8 million shares were outstanding at September 27, 2003 and September 28, 2002, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

Note 3—Comprehensive Income

Comprehensive income or loss includes net earnings, net unrealized loss on derivative instruments related to interest rate hedging, foreign currency translation adjustments and minimum pension liability.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net earnings	$11,746	$5,962	$35,269	$24,391
Other comprehensive income/(loss):
Net unrealized loss on derivative instruments	35	3,587	106	5,940
Foreign currency translation adjustments	(2)	(1,415)	(339)	(3,221)
Minimum pension liability	—	—	—	—

Comprehensive income	$11,779	$8,134	$35,036	$27,110

The net unrealized loss on derivative instruments, foreign currency translation adjustments and minimum pension liability do not impact our current income tax expense.

Note 4—Segment Reporting

Information concerning our reportable business segments is

shown in the tables below for the periods indicated:

	As of and for the Thirteen Weeks Ended September 27, 2003
	PQIL	PQBS	Corporate	Total
Net sales	$69,082	$47,661	$—	$116,743
Earnings (loss) from operations before interest and income taxes	$11,438	$14,584	$(3,733)	$22,289
Expenditures for property, plant, equipment, product masters and software	$16,746	$2,488	$20	$19,254
Depreciation and amortization	$14,329	$1,492	$54	$15,875
Total assets	$599,329	$117,183	$33,809	$750,321

	As of and for the Thirteen Weeks Ended September 28, 2002
	PQIL	PQBS	Corporate	Total
Net sales	$61,711	$44,659	$—	$106,370
Earnings (loss) from operations before interest and income taxes	$11,894	$13,234	$(3,226)	$21,902
Expenditures for property, plant, equipment, product masters and software	$18,216	$2,582	$8	$20,806
Depreciation and amortization	$10,459	$915	$34	$11,408
Total assets	$501,477	$106,379	$66,871	$674,727

	As of and for the Thirty-Nine Weeks Ended September 27, 2003
	PQIL	PQBS	Corporate	Total
Net sales	$203,794	$139,892	$—	$343,686
Earnings (loss) from operations before interest and income taxes	$37,600	$40,927	$(10,350)	$68,177
Expenditures for property, plant, equipment, product masters and software	$47,390	$5,749	$419	$53,558
Depreciation and amortization	$40,863	$4,273	$148	$45,284

	As of and for the Thirty-Nine Weeks Ended September 28, 2002
	PQIL	PQBS	Corporate	Total
Net sales	$186,910	$131,192	$—	$318,102
Earnings (loss) from operations before interest and income taxes	$37,819	$37,114	$(9,227)	$65,706
Expenditures for property, plant, equipment, product masters and software	$57,233	$4,798	$224	$62,255
Depreciation and amortization	$31,387	$3,596	$74	$35,057

Note 5—Investments in Affiliates

Until December 30, 2002, we owned approximately 38% of Bigchalk, Inc. (“Bigchalk”) on a fully-diluted basis. We accounted for this investment in Bigchalk on the equity method and the carrying value of this investment was $0 at December 28, 2002.

On December 30, 2002, we purchased the remaining 62% of Bigchalk for a negotiated value of $27.0 million, which includes contingent consideration of approximately $3.4 million and is net of about $20.0 million in cash held by Bigchalk that we received after the acquisition (see Note 11). As a result of this acquisition, Bigchalk’s operating results have been included in our Consolidated Financial Statements since that date.

On December 4, 2000, we entered into a Limited Liability Company Agreement with DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation to form OEConnection (“OEC”). We contributed our product “CollisionLink” and a 15 person development team, while each of the other three partners agreed to contribute cash of up to $7.0 million. OEC extends the established electronic parts cataloging business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel. Eventually, OEC expects to expand their customer base to include dealers, collision shops, installers and fleet facilities.

The Limited Liability Company Agreement provides that our three partners will divide any losses equally up to the first $21.0 million and we will share in any income/losses after that point. To date, OEC’s losses have not exceeded this $21.0 million threshold. For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until January 31, 2007, we earn a royalty on OEC’s net revenues which will be recorded in net sales on our Consolidated Statement of Operations. The royalty recognized was $285 and $820 for the thirteen and thirty-nine weeks ended September 27, 2003, respectively.

Note 6—Goodwill and Other Intangible Assets

In the first quarter of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis.

The changes in the carrying amount of goodwill by segment for the thirty-nine weeks ended September 27, 2003 are as follows:

	PQIL	PQBS	Total
Balance as of December 28, 2002	$199,769	$47,585	$247,354
Goodwill acquired (1)	53,551	—	53,551

Balance as of September 27, 2003	$253,320	$47,585	$300,905

(1)	Goodwill consists primarily of the acquisitions of Bigchalk and SIRS Publishing as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

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

As of September 27, 2003, our intangible assets and related accumulated amortization consisted of the following:

	Gross	Accumulated Amortization	Net
Customer lists	$9,038	$(1,411)	$7,627

Total intangibles, net	$9,038	$(1,411)	$7,627

We recorded $648 and $1,411 of amortization expense during the thirteen and thirty-nine weeks ended September 27, 2003, respectively, compared to $0 during the thirteen and thirty-nine weeks ended September 28, 2002. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2003: $2,089; 2004: $2,411; 2005: $1,584; 2006: $1,402; 2007 and thereafter: $1,552. These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized. We have not finalized the allocation of the purchase price from the SIRS Publishing acquisition that we completed in July 2003. We do not expect the final allocation to differ materially from our initial allocation.

During the thirty-nine weeks ended September 27, 2003, we acquired the following intangible assets:

		Weighted Average Amortization Period
Non-compete agreements (1)	$—	—
Customer lists (2)	8,346	4.6 years

Total intangibles	$8,346	4.6 years

(1)	Additional analysis of a prior allocation resulted in a change to non-compete agreements.
(2)	Customer lists consist primarily of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

Note 7—Other Current Assets

Other current assets at September 27, 2003, December 28, 2002 and September 28, 2002 consisted of the following:

	As of
	September 27, 2003	December 28, 2002	September 28, 2002
Short-term deferred tax assets	$5,574	$493	$19,167
Prepaid taxes	9,301	5,674	—
Prepaid royalties	14,071	13,289	17,029
Commissions	2,972	2,456	2,785
Prepaid insurance	2,075	658	2,047
Other	5,486	2,905	2,804

Total	$39,479	$25,475	$43,832

Note 8—Other Assets

Other assets at September 27, 2003, December 28, 2002 and

September 28, 2002 consisted of the following:

	As of
	September 27, 2003	December 28, 2002	September 28, 2002
Long-term deferred tax assets	$6,271	$3,065	$35,653
Licenses, net	9,958	11,031	12,939
Purchased/developed software, net	55,289	46,899	43,571
Long-term commissions	4,506	4,766	4,914
Other	5,654	4,162	5,412

Total	$81,678	$69,923	$102,489

For the first thirty-nine weeks of fiscal 2003 we capitalized approximately $1,277 for external-use software. Additionally, we amortized $67 related to external-use software.

Note 9—Accrued Expenses

Accrued expenses at September 27, 2003, December 28, 2002 and September 28, 2002 consisted of the following:

	As of
	September 27, 2003	December 28, 2002	September 28, 2002
Salaries and wages	$20,040	$11,582	$14,781
Profit sharing	2,914	3,416	1,993
Accrued income taxes	1,061	37	4,018
Accrued interest	4,403	2,266	2,002
Other	10,784	10,789	22,210

Total	$39,202	$28,090	$45,004

Note 10—Other Liabilities Other liabilities at September 27, 2003, December 28, 2002 and September 28, 2002 consisted of the following:
	As of
	September 27, 2003	December 28, 2002	September 28, 2002
Deferred compensation and pension benefits	$39,596	$39,343	$37,667
Long-term discontinued operations	1,175	5,181	—
Deferred taxes	—	—	37,089
Other	17,746	16,356	11,378

Total	$58,517	$60,880	$86,134

Note 11—Acquisitions

On December 30, 2002, the second day of our 2003 fiscal year, we purchased the remaining 62% of Bigchalk for a negotiated value of $27.0 million, which includes contingent consideration of approximately $3.4 million and is net of about $20.0 million in cash held by Bigchalk that we received after the acquisition. The results of Bigchalk’s operations have been included in our Consolidated Financial Statements since the date of acquisition. Had Bigchalk been acquired effective the first day of our 2002 fiscal year, pro forma unaudited consolidated net sales, net earnings, and net earnings per common share would have been as follows:

	Pro Forma for
	Thirteen Weeks Ended September 28, 2002	Thirty-Nine Weeks Ended September 28, 2002
Net sales	$112,271	$335,800
Net earnings	$7,505	$24,853
Net earnings per common share:
Basic	$0.27	$0.97
Diluted	$0.26	$0.95

At the date of acquisition, Bigchalk developed and marketed products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community, and e-commerce for teachers, students, parents, librarians and school administrators in the kindergarten through twelfth grade (“K-12”) educational community. Since the acquisition, we have discontinued the nonprofitable online community and e-commerce portals. When we owned 38% of Bigchalk, we provided our content to Bigchalk in exchange for a royalty. As a result of our acquisition, PQIL will be entering the K-12 market directly.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the

Bigchalk acquisition:

At December 30, 2002

Short-term deferred tax assets	$5,293
Other current assets	24,271

Total current assets	29,564

Net property, plant, equipment and product masters	1,000
Intangibles	6,837
Other assets—Long-term deferred tax assets	23,197
Goodwill	19,492

Total assets acquired	80,090

Current liabilities	17,297
Deferred revenue	16,804
Other long-term liabilities	2,511

Total liabilities assumed	36,612

Net assets acquired	$43,478

The $6,837 of acquired intangible assets, which principally consist of customer lists, have a weighted-average useful life of approximately 4.6 years.

The amount of $19,492 of goodwill was assigned to PQIL. Of that total amount, $0 is expected to be deductible for tax purposes.

The purchase agreement includes contingent consideration in the amount of $3.4 million, which may be paid out if certain conditions are met, including indemnification of certain claims related to the purchase.

In July, 2003, we acquired SIRS Publishing for $26,400 and the assumption of certain liabilities. Although we have not finalized the allocation of the purchase price, we do not expect the final allocation to differ materially from our initial allocation. This acquisition did not have a material impact on our Consolidated Financial Statements.

Note 12—Stock Repurchases

On January 9, 2003, our Board of Directors approved an authorization to acquire up to 5% of our outstanding shares of $.001 par value common stock. Stock repurchased under this authorization is accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity. Through September 27, 2003, we purchased 70 thousand shares in the open market for a cost of approximately $1.3 million.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report for the year ended December 28, 2002, as well as the accompanying interim financial statements for the period ending September 27, 2003.

Safe Harbor for Forward-looking Statements

Except for the historical information and discussions contained herein, statements contained in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risk, risk of new competitors, any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the library and education markets, the availability of free or advertising-supported research information on the Internet, including effects of and rate of acceptance of Internet-based solutions, changes in the business services market, changes in the automotive industry, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in our filings with the SEC, including without limitation, our Annual Report on Form 10-K for fiscal 2002. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or similar terminology. These factors may cause our actual results to differ from any forward-looking statements. We undertake no obligation to update any of our forward-looking statements.

Results of Operations

Third Quarter of Fiscal 2003 Compared to the Third Quarter of Fiscal 2002

	Thirteen Weeks Ended (dollars in millions)
	September 27, 2003		September 28, 2002
	Amount	% of sales	Amount	% of sales
Net sales	$116.7	100.0	$106.4	100.0
Cost of sales	(57.4)	(49.2)	(52.1)	(49.0)

Gross profit	59.3	50.8	54.3	51.0
Research and development expense	(4.3)	(3.7)	(4.4)	(4.1)
Selling and administrative expense	(32.7)	(28.0)	(28.0)	(26.3)

Earnings from operations before interest and income taxes	22.3	19.1	21.9	20.6
Net interest expense	(4.1)	(3.5)	(12.3)	(11.6)
Income tax expense	(6.5)	(5.6)	(3.6)	(3.4)

Net earnings	$11.7	10.0	$6.0	5.6

Net Sales.

	Thirteen Weeks Ended
	September 27, 2003	September 28, 2002
PQIL	$69.1	$61.7
PQBS	47.6	44.7

Total	$116.7	$106.4

Our net sales increased $10.3 million, or 9.7%, to $116.7 million in the third quarter of 2003.

Net sales at PQIL increased $7.4 million, or 12.0%, to $69.1 million primarily as a result of increased sales of our electronic products partially offset by a decline in our traditional microfilm business. Our electronic products sales include classroom, published, and general reference products. Our classroom products sales increased by $1.1 million or 26.5% to $5.4 million primarily as a result of the growth of our coursepack products. Sales of our published products grew by $5.8 million or 31.8% to $24.0 million driven by strong sales of our Historical Newspapers and Digital Vault Initiative products. In addition, the recent SIRS Publishing acquisition contributed $3.4 million to sales of published products. Sales of our general reference products increased by $3.4 million or 22.3% to $18.7 million due to $5.3 million in incremental revenues from Bigchalk products partially offset by a decline in our reseller business attributable to a Canadian reseller business arrangement that we exited during fiscal 2002. Sales of our traditional products decreased by $3.0 million or 12.3% to $21.0 million, mainly due to a decrease in sales of non-subscription microfilm.

Net sales of PQBS increased $2.9 million, or 6.5%, to $47.6 million in the third quarter of 2003. Sales of the automotive group increased by $2.4 million or 6.2% to $40.5 million, driven by a 3.6% increase in automotive parts and service products and a 16.4% increase in dealership performance management products. The growth in automotive parts and service products was driven primarily by increases in pricing and our installed dealer base. Driving the growth of the performance management products was an increase in market demand for our network development and standards products, which assist manufacturers and their dealerships to comply with the European Common Market’s new block exemption regulations. Sales of Powersports electronic products grew by $0.7 million or 12.6% to $6.3 million while the legacy microfilm business declined by approximately $0.4 million or 39.2% to $0.6 million as customers convert to electronic products.

Cost of Sales.

	Thirteen Weeks Ended
	September 27, 2003	September 28, 2002
PQIL	$39.8	$34.9
PQBS	17.6	17.2

Total	$57.4	$52.1

Our cost of sales increased $5.3 million to $57.4 million in the third quarter of 2003 compared to the third quarter of 2002. The gross profit margin (net sales less cost of sales) percentage decreased slightly by 20 basis points to 50.8% compared to the 2002 results.

At PQIL, the increase in cost of sales was primarily due to increased depreciation and amortization expense and higher content royalties. As a result of these increased expenses, the gross profit margin decreased by 100 basis points for the thirteen weeks ended September 27, 2003 compared to the thirteen weeks ended September 28, 2002.

At PQBS, the gross profit margin increased by 150 basis points for the thirteen weeks ended September 27, 2003 compared to the thirteen weeks ended September 28, 2002. This increase in the gross profit margin is attributable to increased sales.

Research and Development.

	Thirteen Weeks Ended
	September 27, 2003	September 28, 2002
PQIL	$2.2	$2.1
PQBS	2.1	2.3

Total	$4.3	$4.4

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. On a consolidated and segmental basis, research and development expense for the third quarter of 2003 remained relatively flat or decreased slightly compared to the third quarter of 2002 levels.

Selling and Administrative.

	Thirteen Weeks Ended
	September 27, 2003	September 28, 2002
PQIL	$15.7	$12.8
PQBS	13.3	12.0
Corporate	3.7	3.2

Total	$32.7	$28.0

Selling and administrative expense increased from the 2002 results by $4.7 million, or 16.8%.

The increase at PQIL is primarily due to a severance charge taken in the third quarter of fiscal 2003, as well as increases in our sales force and administrative expenses related to the businesses acquired during the year.

The increase at PQBS is primarily due to increases in our sales force and administrative support.

The increase at Corporate is primarily due to expense accrued for an executive incentive compensation plan which is based on our stock price. This plan terminates on December 31, 2003, at which time the final determination of expense as it relates to this specific plan will be made.

Net Interest Expense.

	Thirteen Weeks Ended
	September 27, 2003	September 28, 2002
Interest income	$(0.6)	$(1.0)
Debt	2.8	2.5
Interest rate swaps	—	8.6
Monetized contracts	1.7	1.8
Other	0.2	0.4

Total	$4.1	$12.3

Net interest expense decreased $8.2 million, or 66.7%, to $4.1 million in the third quarter of 2003 primarily due to the charge taken for the settlement of interest rate swaps in the third quarter of fiscal 2002 as a result of our 2002 debt refinancing.

Income Tax Expense.

For the thirteen weeks ended September 27, 2003, income taxes are recorded at an effective rate of 35.5%, down from an effective rate of 38.0% for the thirteen weeks ended September 28, 2002 as a result of utilization of federal tax benefits and a lower state effective tax rate. Income tax expense increased as a result of the higher level of pre-tax earnings for the thirteen weeks ended September 27, 2003, partially offset by the decrease in the effective rate.

Nine Months Year-to-Date 2003 Compared to Nine Months Year-to-Date 2002

	Thirty-Nine Weeks Ended (dollars in millions)
	September 27, 2003		September 28, 2002
	Amount	% of sales	Amount	% of sales
Net sales	$343.7	100.0	$318.1	100.0
Cost of sales	(171.3)	(49.8)	(151.5)	(47.6)

Gross profit	172.4	50.2	166.6	52.4
Research and development expense	(13.3)	(3.9)	(14.9)	(4.7)
Selling and administrative expense	(90.9)	(26.5)	(86.0)	(27.0)

Earnings from operations before interest and income taxes	68.2	19.8	65.7	20.7
Net interest expense	(13.2)	(3.8)	(26.4)	(8.3)
Income tax expense	(19.7)	(5.7)	(14.9)	(4.7)

Net earnings	$35.3	10.3	$24.4	7.7

Net Sales.

	Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002
PQIL	$203.8	$186.9
PQBS	139.9	131.2

Total	$343.7	$318.1

Our net sales increased $25.6 million, or 8.0%, to $343.7 million in the first nine months of 2003.

Net sales at PQIL increased $16.9 million, or 9.0%, to $203.8 million. Sales of our classroom products, primarily coursepacks, increased by $3.4 million or 49.6% to $10.1 million. This growth was a result of the growth and continued acceptance of our electronic coursepack products. Sales of our published products grew by $11.3 million or 20.7% to $65.7 million driven by strong sales of our Historical Newspapers and Digital Vault Initiative products. In addition, SIRS Publishing products acquired as part of our recent acquisition contributed $3.4 million to sales of published products. Sales of our general reference products increased by $6.8 million or 13.7% to $56.5 million which was driven by $14.2 million in incremental revenues from Bigchalk products partially offset by a decline in our reseller business attributable to a Canadian reseller business arrangement that we exited during fiscal 2002. The increase in sales of our electronic products was offset by a decline in sales of our traditional products, which decreased by $4.6 million or 6.0% to $71.5 million. This is mainly due to a decrease in sales of non-subscription microfilm products as a result of tight library budgets.

Net sales of PQBS increased $8.7 million, or 6.6%, to $139.9 million in the first nine months of fiscal 2003. Sales of the automotive group increased by $8.4 million or 7.6% to $118.2 million, driven by a 6.1% increase in automotive parts and service products and a 13.6% increase in dealership performance management products. Revenue growth in parts and service products continues to be driven by price increases and increases in our installed dealer base. Revenue growth in dealership and performance management products is driven by the sales of our web-based dealer performance management products and our standards products, which assist manufacturers and their dealerships to comply with the European Common Market’s new block exemption regulations. Sales of Powersports electronic products grew by $1.3 million or 7.5% to $19.0 million driven by the sales of our new dealer management system and sales of our Windows-based product upgrades. Our legacy microfilm business declined by approximately $1.8 million or 49.9% to $1.8 million as customers continue to migrate to our electronic products.

Cost of Sales.

	Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002
PQIL	$118.1	$102.1
PQBS	53.2	49.4

Total	$171.3	$151.5

Our cost of sales increased $19.8 million to $171.3 million in the first nine months of fiscal 2003 compared to the first nine months of 2002. The gross profit margin (net sales less cost of sales) percentage decreased 220 basis points to 50.2% compared to the 2002 results.

At PQIL, the increase in cost of sales was primarily due to increased depreciation and amortization expense and higher content royalties. As a result of these increased expenses, the gross profit margin decreased by 330 basis points for the thirty-nine weeks ended September 27, 2003 compared to the thirty-nine weeks ended September 28, 2002.

At PQBS, the increase in cost of sales was primarily due to the increase in sales, while the gross profit margin for the thirty-nine weeks ended September 27, 2003 decreased by 40 basis points compared to the thirty-nine weeks ended September 28, 2002 as a result of increased content costs.

Research and Development.

	Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002
PQIL	$6.7	$7.1
PQBS	6.6	7.8

Total	$13.3	$14.9

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. On a consolidated basis, research and development expense for the first nine months of fiscal 2003 decreased $1.6 million to $13.3 million compared to the first nine months of fiscal 2002 levels.

The decrease at PQIL is primarily due to consolidated operations and increased efficiencies.

The decrease at PQBS is primarily due to the timing and nature of certain development projects.

Selling and Administrative.

	Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002
PQIL	$41.4	$39.9
PQBS	39.1	36.9
Corporate	10.4	9.2

Total	$90.9	$86.0

Selling and administrative expense on a consolidated basis increased $4.9 million or 5.6% to $90.9 million compared to 2002 results.

The increase at PQIL is primarily due to the acquisitions of Bigchalk and SIRS Publishing as well as a severance charge taken in the third quarter of fiscal 2003.

The increase at PQBS is primarily due to increased administrative support.

The increase at Corporate is primarily due to expense accrued for an executive incentive compensation plan which is based on our stock price. This plan terminates on December 31, 2003 at which time the final determination of expense as it relates to this specific plan will be made.

Net Interest Expense.

	Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002
Interest income	$(1.1)	$(2.2)
Debt	8.4	9.4
Interest rate swaps	—	12.8
Monetized contracts	5.3	5.4
Other	0.6	1.0

Total	$13.2	$26.4

Net interest expense decreased $13.2 million, or 50.0%, to $13.2 million in the first nine months of fiscal 2003 primarily due to the settlement of interest rate swaps in the third quarter of fiscal 2002 as the result of our 2002 debt refinancing.

Income Tax Expense.

For the thirty-nine weeks ended September 27, 2003, income taxes are recorded at an effective rate of 35.8% down from an effective rate of 38.0% for the thirty-nine weeks ended September 28, 2002 as a result of utilization of federal tax benefits and a lower state effective tax rate. Income tax expense increased as a result of the higher level of pre-tax earnings for the thirty-nine weeks ended September 27, 2003 partially offset by the decrease in the effective rate.

Liquidity

Debt (net of cash and cash equivalents) increased by $44.9 million to $230.2 million in the first nine months of fiscal 2003 primarily as a result of our acquisitions of Bigchalk and SIRS Publishing.

For the first nine months of fiscal 2003, we generated cash from operations of $57.5 million compared to $21.6 million for the first nine months of 2002, an increase of $35.9 million. The increase in cash generated by operations is primarily due to net earnings ($10.9 million), depreciation and amortization ($10.2 million), and deferred income taxes ($15.2 million).

We used $106.2 million of cash in our investing activities for the first nine months of fiscal 2003, an increase of $23.6 million or 28.6%, compared to the first nine months of 2002. We used $53.6 million for capital expenditures of property, plant, equipment, product masters and software, a decrease of $8.7 million or 13.9%. Furthermore, we used $50.6 million for the acquisitions of Bigchalk and SIRS Publishing during the first nine months of fiscal 2003 which compares to the use of $4.8 million for three acquisitions during the first nine months of 2002.

For the first nine months of fiscal 2003, we generated cash from financing activities of $50.2 million compared to a generation of $63.8 million in the first nine months of fiscal 2002, a decrease of $13.6 million. In the first nine months of 2003, we assumed $47.1 million of additional long-term debt. In the first nine months of 2002, we received $123.3 million of proceeds from our June 21, 2002 secondary stock offering.

During the first nine months of fiscal 2003, we also repurchased 70 thousand shares of our common stock for $1.3 million under the stock repurchase plan authorized by our Board of Directors on January 9, 2003.

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future. Under our $175.0 million revolving credit facility, $84.1 million was outstanding as of September 27, 2003.

Financial Condition

Selected Balance Sheet information — September 27, 2003 compared to December 28, 2002.

	As of (in thousands)
	September 27, 2003	December 28, 2002
Accounts receivable, net	$127,055	$103,517
Other current assets	39,479	25,475
Other assets	81,678	69,923
Accrued expenses	39,202	28,090
Deferred income	123,978	109,865
Other liabilities	58,517	60,880

Accounts receivable increased by $23.5 million at September 27, 2003 compared to the balance at December 28, 2002. This increase was primarily due to annual microfilm subscriptions that were billed during the third quarter and increases associated with new subscription products acquired as a result of the businesses acquired during 2003. In addition, the December 28, 2002 receivables includes a tax refund of which $13.0 million was collected in 2003.

Other current assets increased by $14.0 million at September 27, 2003 compared to the balance at December 28, 2002. This increase is primarily due to a $5.3 million short-term deferred tax asset that we received as part of our acquisition of Bigchalk. In addition, the increase is due to prepayments made for income taxes, insurance, and prepaid royalties.

Other assets increased by $118 million at September 27, 2003 compared to the balance at December 28, 2002. This increase is primarily due to an $8.4 million increase in net software and an increase of $23.2 million related to long-term deferred tax assets that we received as part of our acquisition of Bigchalk. These increases were partially offset by $17.5 million of deferred tax liabilities which were reclassed from other liabilities and netted with long-term deferred tax assets.

Accrued expenses increased by $11.1 million at September 27, 2003 compared to the balance at December 28, 2002. The increase is primarily due to various accruals such as payroll and interest.

Deferred income increased by $14.1 million at September 27, 2003 compared to the balance at December 28, 2002. The increase is primarily due to deferred income that was received from acquisitions made during the year.

Selected Balance Sheet information — September 27, 2003 compared to September 28, 2002.

	As of (in thousands)
	September 27, 2003	September 28, 2002
Accounts receivable, net	$127,055	$111,313
Other current assets	39,479	43,832
Other assets	81,678	102,489
Accrued expenses	39,202	45,004
Deferred income	123,978	105,290
Other liabilities	58,517	86,134

Accounts receivable increased by $15.7 million at September 27, 2003 compared to the balance at September 28, 2002. This increase was primarily due to the businesses acquired during 2003.

Other current assets decreased by $4.4 million at September 27, 2003 compared to the balance at September 28, 2002. This decrease is due to a $13.6 million decrease in short-term deferred tax assets offset by a $9.3 million increase in prepaid taxes.

Other assets decreased by $20.8 million at September 27, 2003 compared to the balance at September 28, 2002 primarily due to a $29.3 million decrease in long-term deferred tax assets. This decrease was partially offset by an $11.7 million increase in net software from September 28, 2002 through September 27, 2003.

Accrued expenses decreased by $5.8 million at September 27, 2003 compared to the balance at September 28, 2002. The decrease is primarily due to a $4.2 million decrease in our short-term discontinued operations reserve as well as $1.1 million decrease in our legal reserve due to a settlement paid in the fourth quarter of fiscal 2002.

Deferred income increased by $18.7 million at September 27, 2003 compared to the balance at September 28, 2002, primarily due to the acquisitions made during the year offset by recognized revenue.

Other liabilities decreased by $27.6 million at September 27, 2003 compared to the balance at September 28, 2002 primarily due to $34.2 million of deferred tax liabilities which were reclassed to other assets and netted against deferred tax assets.

Interest Rate Risk Management

We have a revolving credit facility which is variable-rate long-term debt, and exposes us to variability in interest payments due to changes in interest rates. We have $84.1 million outstanding on the credit facility at September 27, 2003, and the weighted average interest rate on the credit facility was 2.1% at September 27, 2003. We have decided not to hedge this interest rate risk. Instead, we have limited this risk by maintaining $150 million of our debt in the form of long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012.

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

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge a limited number of significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At September 27, 2003, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 4.

Controls and Procedures

Based on a recent evaluation, which was completed as of the end of our fiscal third quarter of 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Index Number	Description

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Alan W. Aldworth, President and Chief Executive Officer of ProQuest Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

A current report of Form 8-K was filed on July 29, 2003, furnishing our financial results for the quarter ended June 28, 2003 as required under Item 12 “Results of Operations and Financial Conditions”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: NOVEMBER 10, 2003

PROQUEST COMPANY

/s/ Alan W. Aldworth

President and Chief Executive Officer

/s/ Kevin G. Gregory

Senior Vice President, Chief Financial Officer, and Assistant Secretary