Form 10-K
period 2004-01-03
PROQUEST CO
filed 2004-03-18
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 03, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates (based upon the per share closing price of $26.72 on June 27, 2003) was approximately $542 million.

The number of shares of the Registrant’s common stock, $.001 par value, outstanding as of March 11, 2004 was 28,415,205.

Documents Incorporated By Reference

(1)	Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed subsequent to the date hereof pursuant to Schedule 14A—Part III.

GLOSSARY

AMT	Alternative Minimum Tax
APB	Accounting Principles Board—The predecessor to the FASB.
APB Opinion No. 25	“Accounting for Stock Issued to Employees”
APSP	Automotive Parts and Service Products
ASPP	Associate Stock Purchase Plan
Bigchalk	Bigchalk, Inc.
CCP2	Courier Custom Publishing
Credit Agreement	Revolving Credit Agreement
DMS	Dealer Management System
eDn	Electronic Distribution Networks
EEBO	Early English Books Online
EITF	Emerging Issues Task Force—A task force developed to assist the FASB in improving financial reporting.
EITF 00-21	“Revenue Arrangements with Multiple Deliverables”
EPC	Electronic Parts Catalog
FASB	Financial Accounting Standards Board—The designated organization in the private sector for establishing standards of financial accounting and reporting.
FIFO	First-in, first-out
FIN 46	FASB Interpretation No. 46—“Consolidation of Variable Interest Entities”
FIN 46-R	FASB Interpretation No. 46—Revision
K-12	Kindergarten through Twelfth Grade
Locks	Treasury Rate Locks
MCW	MotorcycleWorld.com, Inc.
Micromedia	Micromedia Ltd.
MMT	Mail and Messaging Technologies
NRP	Norman Ross Publishing
OEC	OEConnection
OEM	Original Equipment Manufacturer
Option Plan	2003 ProQuest Strategic Performance Plan
PQBS	ProQuest Business Solutions
PQIL	ProQuest Information and Learning
PSP	Parts and Service Products
SAB	Staff Accounting Bulletin—Staff Accounting Bulletins reflect the Commission staff's views regarding accounting-related disclosure practices.

GLOSSARY

SAB No. 101	“Revenue Recognition in Financial Statements”
SAB No. 104	“Revenue Recognition”
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards—A statement promulgated by the FASB that sets forth the actual standards, the effective date, method of transition and the information regarding technical financial accounting and reporting issues.
SFAS No. 86	“Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”
SFAS No. 123	“Accounting for Stock Based Compensation”
SFAS No. 131	“Disclosures about Segments of an Enterprise and Related Information”
SFAS No. 133	“Accounting for Derivative Instruments and Hedging Activities”
SFAS No. 138	“Accounting for Certain Derivative Instruments and Certain Hedging Activities”—an amendment of SFAS No. 133
SFAS No. 141	“Business Combinations”
SFAS No. 142	“Goodwill and Other Intangible Assets”
SIRS	SIRS Publishing, Inc.
SOP	Statement of Position—issued by the American Institute of Certified Public Accountants
SOP 98-1	“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”
U.S.	United States
U.K.	United Kingdom

Part I

ProQuest Company

Item 1. Business.

ProQuest Company is a leading publisher of information solutions for the education, automotive and power equipment markets. We have more than 50 years of experience in information, content development and aggregation. Our predecessor company, Bell & Howell Company, was known for creative, technology-based solutions. It was incorporated in Delaware in 1907. In 2001, we sold our legacy Imaging, Mail and Messaging Technologies and finance-related businesses and changed our name to ProQuest Company.

We provide products and services to our customers through two business segments: ProQuest Information and Learning and ProQuest Business Solutions. Financial information for each of our business segments and operations by geographic area is contained in Note 2 to the Consolidated Financial Statements which is incorporated herein by reference. An overview of our two business segments follows.

ProQuest Information and Learning.

Overview—PQIL

We are a leading provider of content to schools, academic institutions and public libraries worldwide. Our products are found in over 8,000 university and college libraries worldwide and in many cases the content cannot be obtained from any other source besides the original publisher. Our business is based upon long-term relationships with our content suppliers, some of which span more than 50 years. These relationships enable us to develop our unique information capabilities and have resulted in high market penetration of our products in the markets that we serve. PQIL has licensing arrangements with over 8,000 publishers such as The New York Times, The Washington Post, U.S. News & World Report, Wall Street Journal, Chicago Tribune, Los Angeles Times, The Economist, Time Inc., University of California Press, Fairfax Publishing and McGraw Hill. We have written agreements with substantially all of our content suppliers. More recently, we have been able to successfully extend many of our relationships to include various forms of electronic media, despite strong competition from other providers. We have leveraged many relationships to enter into unique or preferred content arrangements. For example, our agreement with The New York Times Company provides that we are the exclusive distributor in the education market for page images of The New York Times in electronic form. Our relationship with John Wiley has given us content that is not available in other aggregated databases.

Through our own distinct methods, we convert information to microfilm and electronic form and add value to this information through our professionally prepared proprietary abstracts and indices. The result is an expansive information vault that includes content from over 18,000 periodical titles and 7,000 newspaper titles, as well as a unique content collection consisting of approximately two million dissertations, 150,000 out-of-print books, 550 research collections and over 15 million proprietary abstracts.

Along with this expansive information vault, we provide proprietary tools that assist the user in finding the right content. Our ProQuest interface assists users in the navigation of our databases and obtaining productive results by incorporating features such as contextual help, simple search-building tips, intuitive icons and dropdown menus.

Our information vault covers all major areas of study including business, humanities, social science, math and science, medical/health, ethnic and diversity studies, genealogy, psychology, biology and current events. Our content is primarily in English, but we also have content in 40 other languages including German, Latin, Portuguese, Italian, French and Spanish.

PQIL primarily serves the education market. Our products are present in most academic research libraries around the world. Our library customers generally sign a one year subscription contract to access our proprietary database or receive microform updates. In 2003, PQIL generated 33.7% of sales from published products, 26.7% of sales from general reference products, 34.8% of sales from traditional products and 4.8% of sales from classroom products. Over the last three years, we have experienced renewal rates of approximately 85% to 90%. In 2003, PQIL represented approximately 60.0% of our total sales.

Product Review—PQIL

Published Products.

Topic specific products. We provide users with comprehensive databases in our flagship areas of business and economics and the arts and humanities.

Our premier business product is ABI/Inform. This was our first published product and it continues to be a leading resource for universities around the world with full text coverage of more than 1,800 of the world’s business journals. The rich indexing and proprietary article abstracts created by PQIL have led to this product’s installation in 45 of the top 50 business schools in the U.S. as well as 32 of the top 50 business schools in Asia and 25 of the top 40 business schools in Europe.

In the arts and humanities, our Chadwyck-Healey products have particular strengths in language and literature, history, music, performing arts and film and news and reference, pertaining to the U.S., the U.K., the European Union and Asia.

Publications range from databases of medieval texts in Latin and Greek to up-to-the-minute reference resources such as KnowUK, an online reference service on the people, places and institutions that make up life in the U.K.

Other humanities titles include services such as Literature Online and History Online, both of which deliver a combination of primary works and extensive contextual support.

Digital Vault Initiative. In an initiative started in 1998, we selected portions of our microfilm collection to digitize and created products such as EEBO, Historical Newspapers and Digital Sanborn Maps.

EEBO is a digital compilation of the majority of the content existing in the English language developed from 1475-1700, which comprises more than 125,000 works.

Historical Newspapers, one of the largest product development efforts in our history, is an initiative which began in 2000 to digitize several of the nation’s leading newspapers including The New York Times, The Christian Science Monitor, The Washington Post, Wall Street Journal, Chicago Tribune and Los Angeles Times from their first issues to the late 20th Century. During 2003, digitization and release of The Washington Post and The Christian Science Monitor as well as part of the Los Angeles Times was completed. We have already sold approximately 1,300 subscriptions for these products.

Digital Sanborn Maps provide electronic maps that contain detailed property and land-use records that depict such information as building outline, size and shape, construction materials, height, windows and doors, and house numbers in more than 12,000 U.S. towns and cities from 1867-1970.

Digital Vault Initiative products also include digital compilations of the Gerritsen Collection of Women’s History and the American Periodical Series, which features content from over 1,000 magazine and other periodical titles from 1741-1900.

SIRS Products. SIRS Products include SIRS Discoverer®, SIRS Interactive Citizenship® and SIRS Researcher®. SIRS Discoverer® includes full-text articles and images from over 1,600 domestic and international newspapers, magazines and government documents for students in grades 1 to 9. SIRS Interactive Citizenship® is an online program that helps users learn about every facet of government and the philosophies and concepts underlying world affairs and economics. SIRS Researcher® is a highly-acclaimed age appropriate general reference database containing full-text articles exploring social, scientific, health, historic, business, economic, political and global issues.

Digital Dissertations. PQIL is the recognized publisher and repository for dissertations and master’s theses. ProQuest Digital Dissertations provides electronic access to over 455,000 titles from our vast collection.

General Reference Products.

Higher Education. Introduced in 1995, ProQuest online products allow users to search and find useful information from more than 6,000 periodicals, newspapers and other resources originating after 1985. Our products help librarians build information bridges that enable users to quickly locate resources appropriate to their needs. These products combine easy-to-use search menus, current information content in a variety of formats, convenient delivery options and support. We provide the tools to efficiently create predefined searches, electronic reserve rooms for multiple simultaneous users, digital magazine racks, reading rooms and table-of-content services. The quality indexing we create ensures unparalleled accuracy and specificity, which allows the users’ searches to be more successful. All online text is customizable and allows easy integration with our customers’ other information holdings. Our proprietary engine helps librarians by providing easy-to-use templates, copy-and-paste technology and step-by-step help. Librarians can link selected ProQuest online content to their online catalogs, library websites and other web-based resources.

K-12. K-12 products include eLibrary®, Bigchalk Library™ and Bigchalk Multimedia™, which are general reference products for the K-12 market segment and include full-text articles, maps, pictures, web links and audio and video clips.

Reseller. PQIL provides electronic content to premier information companies such as Factiva and LexisNexis, which resell the content to corporate desktop customers. Under written agreements with these companies, we generally receive revenue based on the amount of ProQuest content accessed by their customers.

Traditional Products.

Microfilm Products. We sell microform newspaper and periodical subscriptions, microform newspaper and periodical backfiles, out-of-print books, phonefiche and scholarly research collections. Today, our microform vault is one of the largest commercial archives in the world. Newspapers, magazines and journals are marketed as complete microfilm sets of both publishers and authors. In addition, we create abstracts and indices of business, general interest and science and humanities articles. Despite the growth of electronic products, we believe that there is still demand for our microfilm products because microfilm products may be the only source of out-of-print information, are a less expensive alternative for storing content and are considered a more permanent archival medium than online access.

Paper Products. Copies of our dissertations and many of the newspaper and dissertation indices sold through our microfilm products are available in paper format. We also offer over 150,000 out-of-print books in paper format on a print-on-demand basis. Copies of the more than two million doctoral dissertations in our archive are the most common product delivered in paper format. PQIL is the recognized repository for dissertations and master’s theses and the designated digital archive for the Library of Congress, having begun publishing titles in 1938. We provide worldwide access to two million citations, of which more than 1.7 million are available in full text. ProQuest publishes over 55,000 new titles each year from over 700 institutions.

Classroom Products.

Our classroom products include custom online and print course materials and textbook supplements as well as more comprehensive study aids. These products are in more than 1,000 universities throughout the U.S.

XanEdu®. XanEdu products further leverage our content through the development of supplemental curriculum materials for the college classroom. XanEdu products provide premium online content targeted directly at students and faculty of higher education institutions. XanEdu products have been adopted in over 1,000 of the 4,000 educational institutions in the U.S. Nearly 14,000 coursepack titles were produced during 2003.

Our XanEdu coursepack products include customizable products and textbook supplements from our vast archive of copyright-cleared content. Our copyright clearance services offer a streamlined solution for clearing content not currently found in our vast archive of XanEdu products. We offer instructors a turnkey solution to building XanEdu coursepacks, with the ultimate choice of distribution either online, in print, or a combination of the two. We have relationships with major textbook publishers, Pearson and John Wiley, to create online supplemental materials that expand and enrich the publisher’s textbook.

ProQuest Business Solutions.

Overview—PQBS

PQBS is the global leader in the development and deployment of parts and service information products and dealer performance applications for the automotive market. We pioneered the EPC in

1985. In the years since then, we have added features and functions to the EPC such that our product is no longer merely just an EPC. Our APSP offer information on more automobile brands than similar products from any other provider, and provide a powerful and flexible technical reference system using CD-ROM and web-based technology. Over 35,000 automobile dealerships now use our APSP worldwide. We currently publish APSP for approximately 32 automobile brands manufactured by General Motors, Ford, DaimlerChrysler, Honda/Acura, Toyota/Lexus, Hyundai, Kia, Isuzu, Lotus, Mazda, Mercedes-Benz, Nissan, Saturn, Subaru, Suzuki and Volvo, among others. Our customers typically sign three to five year contracts, and we have experienced renewal rates of approximately 85% over the last three years.

We also provide automobile OEMs and their dealerships with management information systems that monitor and evaluate dealer performance in areas such as product inventory, pricing, territory, margins and OEM support.

PQBS provides DMS to the power equipment markets, which enable dealers in those markets to better manage inventory, customer service and other aspects of their businesses. We also provide PSP to the power equipment market. We have various flexible business arrangements to suit the requirements of our customers, for example we have exclusive provider arrangements with certain OEMs and for other OEMs we provide individual contracts to their franchised dealerships.

PQBS sells primarily to the automotive and power equipment markets. In 2003, PQBS generated 84.5% of sales from automotive products, 13.8% of sales from power equipment - electronic products, 1.1% of sales from power equipment - film products and 0.6% of sales from other products. In 2003, PQBS represented approximately 40.0% of our total sales.

Product Review—PQBS

Automotive Products.

Automotive Parts and Service Products. For over 19 years, we have been developing customized market-leading APSP solutions for the automotive dealer. We create and market turnkey solutions in 17 languages that allow automotive dealerships to electronically access manufacturers’ proprietary technical documentation (such as parts catalogs, parts and service bulletins and other reference materials) and to interface with other important information systems (such as inventory management and billing) within the dealership. These applications help dealers improve business processes by transforming complex technical data into answers. Everyday, manufacturers of 32 automobile brands and over 35,000 automotive dealerships worldwide utilize our products.

Performance Management Products. We offer management information systems to both OEMs and their dealerships in the automotive industry. We collect, manage and publish statistics on dealer performance such as product inventory, pricing, territory, margins and OEM support and use this content to produce our performance management products. These products monitor and evaluate a dealer’s performance against the dealer’s historical operations as well as the dealer market in general and run diagnostics of essential dealer metrics to identify underperforming areas of a dealer’s business. Other products help develop hypothetical and actual business plans and projections for a dealer based on current conditions in the dealer market. We provide performance management products for more than 31 brands for approximately 18,000 dealers worldwide.

Power Equipment Products.

Power Equipment Products. Our power equipment unit provides DMS and PSP to motorcycle, marine, recreational vehicle, lawn & garden and heavy equipment OEMs and their dealers. These systems include accounting, customer service and inventory as well as PSP modules that help dealers manage every aspect of their business. We also design, develop and distribute software systems that automate product, e-commerce and corporate support functions between manufacturers, dealers and their customers in the power equipment market.

Strategic Alliance.

OEConnection. OEC is a joint venture among PQBS, General Motors, Ford Motor Company and DaimlerChrysler. OEC extends the established EPC business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel. OEC’s current product offerings include “D2DLink” which is an advanced parts locator system and “CollisionLink”, which allows the dealer to extend sales to their wholesale customers, primarily collision shops. Eventually, OEC expects to expand its customer base to include dealers, collision shops, installers and fleet facilities.

Business Review.

Research and Development. We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We have approximately 150 people each at PQIL and PQBS on our research and development and software engineering staffs. Our research and development expenditures include expenses primarily for database development and information delivery systems and is primarily company sponsored.

Sales & Marketing. PQIL and PQBS employ separate sales forces both domestically and internationally. Our published products, general reference products and traditional products are generally sold directly to libraries. Classroom products are marketed to higher education institutions and professors to encourage the use of XanEdu coursepacks in the classroom curricula but are sold to students via bookstores and online.

Within our PQIL North American sales force, we have dedicated sales representatives for each major product type: traditional (14 salespeople), published and general reference (39 salespeople), classroom (18 salespeople) and K-12 (35 salespeople) for a total of 106 salespeople. Outside of the U.S. and Canada, we use a direct international sales force comprised of 55 sales representatives who sell the full portfolio of products to markets across the globe. We augment this direct sales force with third party international distributors. We use a variety of approaches to market our products, including trade shows, direct mailings, product brochures and online product trials.

Within our PQBS sales force, we sell automotive and power equipment products both domestically and internationally through an internal sales force of 76 salespeople. We market our products and services to two targeted groups: OEMs and individual dealership locations. To effectively reach the large OEMs, such as General Motors, DaimlerChrysler, Ford and Toyota, we have strategically deployed a team of business development professionals in the world’s principal automotive centers in the U.S., U.K., Germany and Japan. In the U.S. and Canada, products and services are sold directly to individual automotive and power equipment dealerships using an experienced sales force (60 salespeople). We also utilize Reynolds and Reynolds as a distributor to supplement the efforts of our direct sales force.

Proprietary Rights

We regard certain of our technologies and content as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws and employee non-disclosure agreements to protect our rights. There can be no assurance that the steps we have taken will be adequate to protect our rights. Although we do not believe that we have infringed on the proprietary rights of third parties, there is no assurance that a third party will not make a contrary claim. The cost of responding to such an assertion may be material, whether or not the assertion is valid.

We also license from third parties certain technology upon which we rely to deliver our products and services to our customers. This technology may not continue to be available to us on commercially reasonable terms or at all. Moreover, we may face claims from persons who claim that their licensed technologies infringe upon or violate those persons’ proprietary rights. These types of claims, regardless of the outcome, may be costly to defend and may divert our management’s efforts and resources.

We obtain most of the information and content used in our products from license agreements with third parties. These licenses are generally limited in scope and are nonexclusive.

Licenses for content used in our PQIL segment generally have automatic renewal terms unless terminated by us or the third party publishers. At PQIL, we have written agreements with substantially all of our content suppliers. In addition, we have been able to successfully extend many of our relationships to include various forms of electronic media, despite strong competition from other providers of electronic media. We have leveraged many of these relationships to enter into unique and exclusive content supply arrangements. For example, our agreement with The New York Times Company provides that we are the exclusive distributor in the education market for page images of The New York Times in electronic form. Our licenses with automotive and power equipment manufacturers that are used in our PQBS segment generally have a term of five years with automatic renewal terms ranging from one to three years. Generally, the licensors also have agreed to provide content so that we can satisfy customer agreements that extend beyond the term of the license agreement. These licenses allow us to use the content in many media formats including electronic, microform or paper.

ProQuest®, XanEdu®, SIRS Discoverer®, SIRS Interactive Citizenship®, SIRS Researcher®, eLibrary®, Bigchalk Library™ and Bigchalk Multimedia™ are our trademarks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

Seasonality

Our quarterly operating results fluctuate due to a number of factors including the sales cycle, the amount and timing of new products and our spending patterns. In addition, our customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced our lowest net sales, earnings and cash flow in the first fiscal quarter with our highest net sales and earnings in the fourth fiscal quarter. Due to this seasonality, we maintain a Credit Agreement to fund interim cash requirements. See Note 12 to our Consolidated Financial Statements which is incorporated herein by reference.

Competition

The market for our products and services is highly competitive. In our PQIL segment, our main competitors are Gale Group, a division of Thomson Corporation, and EBSCO Publishing, a division of EBSCO Industries. For distribution of dissertations, we compete with universities. PQIL competitors also include free Internet sites such as Google, Yahoo and MSN, newspaper and book publishers, software publishers and electronic commerce providers. Furthermore, our print classroom products compete with small print shops. Barriers to entering the education market, especially the online component, are relatively low, and we expect competition in this market to intensify.

In our PQBS segment, we compete with Universal Computer Systems, Inc., ARI Network Services, Inc., Infomedia,

Enigma and the proprietary electronic parts systems of certain OEMs such as DaimlerChrysler, Harley-Davidson and Honda Motor Company.

Many of our current and potential future competitors may have substantially greater financial resources, name recognition, experience and larger customer bases than we do. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products. Any of the above results could adversely affect our ability to attract and retain customers and harm our business.

Government Regulations

We are subject to various federal, state, local and foreign environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances. Our operations are also governed by laws and regulations relating to equal employment opportunity, workplace safety and worker health, including the Occupational Safety and Health Act and regulations hereunder. We believe that we are in compliance in all material respects with applicable laws and regulations and that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.

Due to the increasing usage of the Internet, federal and state governments may adopt laws or regulations regarding commercial online services, the Internet, user privacy, intellectual property rights, content regulation and taxation. Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent and could expose us to substantial liability. For example, certain U.S. laws, such as the federal Digital Millennium Copyright Act and various federal laws aimed at protecting children and limiting the content made available to them, could expose us to substantial liability. Furthermore, various proposals at the federal, state and local level could impose additional taxes on Internet sales. These laws, regulations and proposals could decrease Internet commerce and other Internet uses and adversely affect the success of our online products.

Concentration Risk

We are not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. In fiscal 2003, no single customer represented more than 5% of our consolidated net sales. Our top five customers accounted for approximately 11% of consolidated net sales in fiscal 2003.

Employees

Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel.

As of January 3, 2004, we had the following number of employees, broken out by segment:

Employees
PQIL	1,596
PQBS	902
Corporate	46

Total	2,544

None of our employees are represented by collective bargaining agreements.

Website Access to Company Reports

We make available free of charge through our website, www.proquestcompany.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the SEC.

We are providing the address to our website solely for the information to our investors. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Code of Ethics

We have adopted a code of ethics for all of our employees in finance, including our Chief Financial Officer as well as our Chief Executive Officer. We adopted this code to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations.

Also, in January 2004, we implemented a whistleblower reporting tool, as required under the Sarbanes-Oxley Act of 2002, by engaging a third party service that provides anonymous reporting for serious workplace ethical issues via phone and/or the Internet. Further information will be set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the caption “Corporate Governance”).

Item 2. Properties.

Our principal executive and administrative office is located in Ann Arbor, Michigan. The following table provides certain summary information in square feet with respect to the facilities that we own or lease in connection with our businesses:

	PQIL	PQBS	Corporate	Total
Owned	159,000	113,000	12,000	284,000
Leased	435,900	182,550	16,000	634,450

Total	594,900	295,550	28,000	918,450

All of the facilities that we own are in the U.S. We lease facilities primarily in the U.S., Canada and the U.K. We believe that the termination of any one of the leases, some of which are long-term, would not significantly affect our operations.

On January 15, 2004, we entered into an agreement that ended a lease in the U.K. for a 16,000 sq. ft. facility. Previously this facility housed operations that were sold in 2001 and were temporarily sub-leased to the new owners of that operation.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Shareholders during the fourth quarter of our fiscal year ended January 3, 2004.

Directors and Executive Officers

The following table provides information about our directors and executive officers as of March 1, 2004:

Name	Age	Position at the Company

Board of Directors

James P. Roemer	56	Chairman of the Board

Alan W. Aldworth	49	President and Chief Executive Officer

David Bonderman	61	Director

David G. Brown	47	Director

Todd S. Nelson	44	Director

William E. Oberndorf	50	Director

Linda G. Roberts	62	Director

Gary L. Roubos	67	Director

William J. White	65	Director

Executive Committee (led by Alan Aldworth)

Kevin G. Gregory	40	Senior Vice President, Chief Financial Officer and Assistant Secretary

Todd W. Buchardt	44	Senior Vice President, General Counsel and Secretary

Linda Longo-Kazanova	51	Senior Vice President, Human Resources and Business Optimization

Bruce E. Rhoades	55	Senior Vice President, Strategy and Technology

Andrew H. Wyszkowski	50	President, ProQuest Business Solutions

Ronald Klausner	50	President, ProQuest Information and Learning

The business experience and certain other information relating to each of our directors and executive officers are set forth below:

Board of Directors.

James P. Roemer has been Chairman of the Board since January 1998 and has been a Director since February 1995. From January 2002 to January 2003, Mr. Roemer also served as our Chief Executive Officer. From February 1997 to January 2002, Mr. Roemer served as our President and Chief Executive Officer. From February 1995 to February 1997, he served as our President and

Chief Operating Officer. From January 1994 to June 1995, he served as President and Chief Executive Officer of ProQuest Information and Learning Company. In October 1991, Mr. Roemer joined ProQuest as Vice President and President and Chief Operating Officer of ProQuest Business Solutions Company. He was promoted to President and Chief Executive Officer of ProQuest Business Solutions Company in September 1993. Prior to joining ProQuest Company, Mr. Roemer was President of the Michie Group, Mead Data Central from December 1989 to October 1991. From January 1982 to December 1989 he was Vice President and General Manager of LexisNexis, an online information service. From April 1981 to December 1982 he served as acting President of Mead Data Central.

Alan W. Aldworth has been President and Chief Executive Officer since January 2003. In January 2002 Mr. Aldworth was elected as President and Chief Operating Officer and has been a Director since May 2001. Mr. Aldworth joined ProQuest as Vice President and Chief Financial Officer in October 2000. Prior to joining us, he spent 18 years at Tribune Company where he held a variety of senior financial management and general management positions, the most recent of which was as the General Manager of Tribune Education Company.

David Bonderman has been a Director since December 1987. He is the founding partner of Texas Pacific Group (a private investment company) and has been the Managing General Partner since December 1992. He is also a Director of Co-Star Group, Inc., Continental Airlines, Inc., Ducati Motor Holding S.P.A., Gemplus International SA, Seagate Technology and Ryanair Holdings plc.

David G. Brown has been a Director since January 1994. He has been the Managing Partner of Oak Hill Venture Partners since August 1999 and a Principal in Arbor Investors LLC since August 1995, Chief Financial Officer of Keystone, Inc. from September 1998 to February 2000, and a Vice President of Keystone, Inc. since August 1993. Prior to joining Keystone, Mr. Brown was a Vice President in the Corporate Finance Department of Salomon Brothers Inc. from August 1985 to July 1993. He is a Director of eGain Communications, Perfect Commerce, Lattice Communications, Lightning Finance, MarketTools, Sitara Networks, Sandial Networks, and WOW Networks.

Todd S. Nelson has been a Director since January 2004. He has been Chief Executive Officer of Apollo Group, Inc. since August 2001 and President since February 1998. Mr. Nelson joined Apollo Group in 1987 as Director of University of Phoenix’s Utah campus, became Executive Vice President of the University of Phoenix in 1989, and became Vice President of Apollo Group, Inc. in 1994. Prior to joining Apollo Group, he was General Manager, from 1985 to 1987, at Amembal and Isom, a management training company. From 1984 to 1985, Mr. Nelson was General Manager of Vickers & Company, a diversified holding company. From 1983 to

1984, he was a Marketing Director at Summa Corporation, a recreations properties company, as well as a faculty member at the University of Nevada at Las Vegas. Mr. Nelson is a Director of Apollo Group, Inc.

William E. Oberndorf has been a Director since July 1988. He has served as Managing Director of SPO Partners & Co. since March 1991. He is a Director of Rosewood Hotels and Resorts and a Director Emeritus of Plum Creek Timber Company.

Linda G. Roberts has been a Director since January 2004. Since leaving government in January 2001, Dr. Roberts has served as advisor, consultant, and board director in various organizations, including state and local governments, foundations, non-profit organizations, corporations and start-up companies. Prior to that, Dr. Roberts directed the U.S. Department of Education’s Office of Educational Technology from its inception in September 1993 to January 2001, and served as the Secretary of Education’s Special Advisor on Technology. From 1984 to 1993, she led the research on educational technology at the Congressional Office of Technology Assessment. Dr. Roberts also served as an advisor to the Children’s Television Workshop during the development of “Sesame Street” and “The Electric Company”. From 1981 to 1984, she served the U.S. Department of Education in the Office of Libraries and Learning Technologies and the Office of Educational Research and Improvement. Dr. Roberts is a Senior Advisor to Carnegie Learning, Inc., Classroom Connect, Apple Computer and several leading technology companies. She is a Trustee of the Board of the Sesame Workshop, and a Trustee of the Education Development Corporation. Dr. Roberts is also a Director of Wireless Generation and Carnegie Learning, Inc.

Gary L. Roubos has been a Director since February 1994. He was Chairman of the Board of Dover Corporation from August 1989 to May 1998 and was President from May 1977 to May 1993. He is also a Director of Dover Corporation and Omnicom Group, Inc.

William J. White has been a Director since February 1990 and was Chairman of the Board from February 1990 to January 1998. He served as our Chief Executive Officer from February 1990 to February 1997 and was our President from February 1990 to February 1995. Since January 1998 he has been a Professor of Industrial Engineering and Management Science at Northwestern University. He is also a Director of Packaging Dynamics Corporation and Reader’s Digest Association, Inc.

Executive Committee (led by Alan Aldworth).

Kevin G. Gregory was appointed Senior Vice President in November 2002 and has been our Vice President and Chief Financial Officer since April 2002. From February 2001 to April 2002, he served as Vice President, Controller and Treasurer, and from

August 1996 to February 2001, he served as Tax Counsel and Vice President–Tax. Prior to joining us, he was Senior Manager at Ernst & Young LLP, and prior to that spent seven years at PricewaterhouseCoopers LLP.

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

Bruce E. Rhoades has been Senior Vice President, Strategy & Technology since April 2003. He was President and Chief Executive Officer of ProQuest Business Solutions from January 2001 to April 2003. He joined us in 1999 and has managed several of our business units. Prior to joining us, he was Chief Executive Officer of a consulting practice specializing in business and product strategy formulation, software and information product development, and strategic alliances and acquisitions from 1995 to 1999. Prior to that, he held a number of executive positions at LexisNexis Group from 1979 to 1995, and held various positions at ADP Network Services from 1975 to 1979.

Andrew H. Wyszkowski has been President of ProQuest Business Solutions since April 2003 and prior to that was the Vice President and Chief Operating Officer of ProQuest Business Solutions since October 2002. He joined Business Solutions as Chief Technology Officer in January 2001. From May 2002 to February 2003 he also served as Senior Vice President and General Manager of ProQuest Media Solutions. From January 1999 to September 2000 he held various positions at the West Group, a legal publisher. Prior to that, he held various positions at Brief Reporter LLC, The Michie Company, Incon Associates, Inc. and BRS.

Ronald Klausner has been President of ProQuest Information and Learning since April 2003. He came to ProQuest from D&B (formerly known as Dun & Bradstreet), a global business information and technology solutions provider, where he worked for 27 years. He most recently served as the company’s Senior Vice President, U.S. Sales, leading a segment with more than $900 million in revenue. Previously, he led global data and operations, and customer service, providing business-to-business, credit, marketing and purchasing information in over 200 countries.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange under the symbol “PQE”.

As of January 3, 2004, there were 112 holders of record of our common stock.

The high and low closing prices of our common stock were as follows:

	2003		2002
Fiscal Quarter	High	Low	High	Low
First	$21.3000	$14.8200	$43.3500	$33.7800
Second	28.0000	19.8600	42.9000	34.9500
Third	30.5800	23.6900	36.7000	28.8000
Fourth	31.4000	26.3000	31.5000	18.8100

We have not declared or paid any cash dividends to our shareholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

On January 9, 2003, our Board of Directors approved an authorization to acquire up to 5% of our outstanding shares of $.001 par value common stock. Stock repurchased under this authorization is accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity. Through January 3, 2004, we purchased 70 thousand shares in the open market for a cost of approximately $1.3 million.

On February 4, 2004, the Compensation Committee of our Board of Directors granted options to six company executives subject to shareholder approval to increase the number of shares available under the Option Plan.

Under this option grant, these executives will receive a total of 2,329,500 options with a strike price of $30.97.

The 2,329,500 of options are estimated to be the number of options that would have been granted over the next five years to these six executives in their current positions and responsibilities. As a result of this grant, they will not receive any additional options for at least the next five years.

Under this grant, the options will vest after seven years and expire in ten years. However, if certain stock price thresholds are met during the next seven years, the vesting of the options will be accelerated. These thresholds represent 8% to 10% compounded annual stock price growth rates for 3 to 5 years.

The table that follows outlines the stock price thresholds and its related achievement period and the number of options that will be accelerated at each target stock price. It also shows the shareholder value created at each target stock price as well as the percentage of value created that these executives will earn under the plan:

Achievement Period	Stock Price	Options Vested	Shareholder Value Created (1)	% of Created Value Earned by Executives (2)
3 years	$36.67	1,100,500	214,271,651	2.9%
4 years	$39.81	1,300,000	303,308,670	3.8%
5 years	$42.77	1,495,000	387,212,381	4.6%
5 years	$46.88	2,329,500	503,692,496	7.4%

(1)	Based on a constant 28,342,000 common shares outstanding and a 2003 fourth quarter average stock price of $29.11. To the extent that actual shares increase, more shareholder value is created and the percentage of created value earned by the executives decreases.
(2)	Percentage of Created Value Earned by Executives if vesting is accelerated.

Even though these options may vest early, the executives will only be allowed to exercise one-third of the vested options after December 31, 2006, two-thirds of vested options after December 31, 2007 and all vested options after December 31, 2008. In addition to the above vesting requirements, each executive must retain 50% of all after-tax gains in shares of the Company until their retirement or termination of employment at ProQuest Company.

In order for this grant to become effective, we must receive shareholder approval to increase the number of shares available under the Option Plan. Based on the closing share price on the date of shareholder approval, we may incur a charge to earnings.

Item 6. Selected Financial Data.

The following selected consolidated financial and operating data have been derived from our audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended January 3, 2004. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes included elsewhere herein. Our historical financial data may not be indicative of our future performance.

	Fiscal
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Continuing Operations Data(1)(2):

Net sales	$469,651	$428,324	$401,628	$374,301	$359,460
Cost of sales	(229,645)	(202,833)	(186,963)	(189,196)	(182,300)

Gross profit	240,006	225,491	214,665	185,105	177,160

Research and development expense	(18,921)	(21,529)	(21,381)	(19,034)	(19,259)
Selling and administrative expense	(127,206)	(114,401)	(124,546)	(123,642)	(115,732)
Other income	775	—	—	—	—
(Loss)/gain on sales of assets	—	—	(2,312)	2,726	5,152
Restructuring charge	—	—	—	(5,196)	(10,505)

Earnings from continuing operations before interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle	94,654	89,561	66,426	39,959	36,816

Net interest expense	(17,656)	(29,259)	(25,039)	(28,361)	(10,132)
Income tax expense	(27,177)	(17,922)	(15,727)	(4,639)	(10,674)
Equity in loss of affiliate	—	—	(13,374)	(20,848)	(950)

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle (2)	$49,821	$42,380	$12,286	$(13,889)	$15,060

Diluted earnings (loss) from continuing operations before cumulative effect of a change in accounting principle, per common share (2)	$1.75	$1.59	$0.51	$(0.59)	$0.64

Other Continuing Operations Data:
Gross profit as a percent of net sales	51.1%	52.6%	53.4%	49.5%	49.3%
Expenditures for property, plant, equipment, product masters and software	70,819	80,795	70,866	60,791	49,533

Cash flow provided by (used in):
Operating activities	119,590	70,249	46,170	57,466	43,501
Investing activities	(125,113)	(105,958)	188,359	(67,885)	(138,732)
Financing activities	7,575	39,024	(252,155)	(14,236)	90,527

	At the End of Fiscal
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance Sheet Data (3):
Cash and cash equivalents	4,023	1,782	495	5,626	2,547
Total assets	724,036	631,517	606,367	801,602	781,586
Long-term debt, less current maturities	191,000	187,000	252,782	501,821	506,783
Total shareholders’ equity (deficit)	187,400	129,756	(45,072)	(69,659)	(1,965)

Footnotes to the Selected Financial Data:

(1)	In December 1999, we adopted a plan to divest our Imaging, Mail and Messaging Technologies and finance-related businesses. Accordingly, the operating results of these businesses have been segregated from our continuing operations, and are separately reported as discontinued operations in our Consolidated Financial Statements until they were sold during 2001. See Note 5 to our Consolidated Financial Statements included in Item 8.

(2)	Excludes cumulative effect of a change in accounting principle of a net charge of $65.3 million taken in fiscal 2000 related to a change in the method of revenue recognition pursuant to SAB 101. The fiscal 1999 results have not been retroactively restated to reflect the impact of this change.

(3)	During fiscal 2000, we changed our method of accounting for certain inventory costs from LIFO to FIFO. The fiscal 1999 operating and balance sheet data have been retroactively restated to reflect this change in accounting.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in this Annual Report for the year ended January 3, 2004, as well as our interim financial statements for the periods ending March 29, June 28, and September 27, 2003.

Safe Harbor for Forward-looking Statements. Except for the historical information and discussions contained herein, statements contained in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors, which could cause actual results to differ materially. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or similar terminology. These factors may cause our actual results to differ from any forward-looking statements. We undertake no obligation to update any of our forward-looking statements. In addition to risk factors otherwise set forth in this Annual Report on Form 10-K, factors that could cause actual results to differ materially from the Company’s forward-looking statements include, but are not limited to, the following:

Our ability to:

•	develop and introduce new or enhanced services and products that achieve customer acceptance in a timely and cost-effective manner;

•	expand our online product offerings;

•	acquire the data and information used in our products from third parties;

•	protect our proprietary technology to prevent misappropriation of our technology;

•	invest in new technologies to ensure that our products can operate in numerous and evolving operating environments;

•	obtain, in a timely manner, all of the necessary licenses for the third party technology required by our products on commercially reasonable terms;

•	maintain proper security for our systems;

•	expand our international operations;

•	make strategic acquisitions of companies, products or technologies or enter into strategic alliances as necessary to implement our business strategy;

•	maintain a strong brand identity; and

•	control and manage operating, infrastructure and other expenses as business expands or changes including balancing the need for product development spending.

In general:

•	changes in funding for public schools and libraries could cause the demand for our products to decrease;

•	we could experience system failures, software errors or capacity constraints, which could cause interruptions in the delivery of electronic content to our customers;

•	the occurrence of a fire, flood or other form of natural disaster at certain of our locations could materially impact our business;

•	our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and could cause us to pay substantial damages and prohibit us from selling our products;

•	our operating results continue to fluctuate, and a revenue or earnings shortfall in a particular quarter could have a negative impact on the price of our common stock; and

•	our stock price may be volatile and any investment in our stock could decline in value.

You should carefully consider the previous risk factors in addition to the other information contained and incorporated by reference in this Annual Report on Form 10-K before making an investment decision with respect to our common stock. This list of factors may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. You should read the following discussion in conjunction with the Selected Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Overview

•	Critical Accounting Policies

•	Results of Operations

•	Fiscal Year 2003 Compared to Fiscal Year 2002

•	Fiscal Year 2002 Compared to Fiscal Year 2001

•	Staff Accounting Bulletin No. 101 Implementation

•	International Operations

•	Liquidity and Capital Resources

•	Financial Condition

•	Capital Expenditures and Outlook

•	Commitments and Contractual Obligations

•	Seasonality

•	Recently Issued Financial Accounting Standards

Overview

We are a leading publisher of information solutions for the education, automotive and power equipment markets. We have more than 50 years of experience in information, content development and aggregation. We provide products and services to our customers through two business segments: PQIL and PQBS. Through our PQIL segment, which primarily serves the education market, we collect, organize and publish content from a wide range of sources including newspapers, periodicals and books. Our PQBS segment is primarily engaged in the delivery in electronic form of comprehensive parts and service information and business performance products and services to the automotive market. It also provides dealers in the power equipment market (motorcycle, marine, recreational vehicle, lawn & garden and heavy equipment) with management systems that enable them to manage inventory, customer service and other aspects of their businesses.

Financial information for each of our business segments and operations by geographic area is contained in Note 2 to our Consolidated Financial Statements which is incorporated herein by reference.

We believe that the following items are essential to our continued success:

•	Relationships with Publishers and OEMs—PQIL has licensing arrangements with over 8,000 publishers such as The New York Times, The Washington Post, U.S. News & World Report, Wall Street Journal, Chicago Tribune, Los Angeles Times, The Economist, Time Inc., University of California Press, Fairfax Publishing, and McGraw Hill. Many of our publisher relationships began prior to the advent of electronic databases. More recently, we have been able to successfully extend many of our relationships to include various forms of electronic media, despite strong competition from other providers. We have leveraged many relationships to enter into unique or preferred content supply arrangements. For example, our agreement with The New York Times Company provides that we are the exclusive distributor in the education market for page images of The New York Times in electronic form. Our relationship with John Wiley has given us content that is not available in other aggregated databases. PQBS publishes APSP for approximately 32 automobile brands manufactured by General Motors, Ford, DaimlerChrysler, Honda/Acura, Toyota/Lexus, Hyundai, Kia, Isuzu, Lotus, Mazda, Mercedes-Benz, Nissan, Saturn, Subaru, Suzuki and Volvo, among others.

•	Content—PQIL’s expansive information vault includes content from over 18,000 periodical titles and 7,000 newspaper titles, as well as a unique content collection consisting of approximately two million dissertations, 150,000 out-of-print books, 550 research collections, and over 15 million proprietary abstracts. Our information vault covers all major areas of study including business, humanities, social science, math and science, medical/health, ethnic and diversity studies, genealogy, psychology, biology and current events. Our content is primarily in English, but we also have content in 40 other languages including German, Latin, Portuguese, Italian, French and Spanish.

•	Proprietary Products—Along with PQIL’s expansive information vault, we provide proprietary tools that assist the user in finding the right content. Our ProQuest interface assists users in the navigation of our databases and obtaining productive results by incorporating features such as context-sensitive help, simple search-building tips, intuitive icons and dropdown menus. PQBS pioneered the EPC in 1985. In the years since then, we have added features and functions to the EPC such that our product is no longer merely just an EPC. Our APSP offer information on more automobile brands than similar products from any other provider, and provide a powerful and flexible technical reference system using CD-ROM and web-based technology. Over 35,000 automobile dealerships now use our APSP worldwide.

•	Experience—Some of our publisher relationships span more than 50 years. These relationships enable us to develop our unique information capabilities and have resulted in the high market penetration of our products in the markets that we serve. Our original EPC products have been around for over 19 years.

•	Recurring revenue—Many of PQIL’s Published Products, General Reference Products and Traditional Products are sold on twelve month subscriptions. Also, PQBS’s APSP, PSP and DMS are sold on long-term contracts typically spanning 36 to 60 months. These subscriptions and contracts allow us to accurately forecast approximately 80% of our annual revenue.

Net Sales. We derive revenue from licenses of database content (electronic products), sales of microfilm subscriptions, microfilm backfile sales, paper products, service, software, equipment and product royalties. See “Critical Accounting Policies” for further discussion.

Cost of Sales. Cost of sales consists of product and service costs. Product costs include production costs, depreciation of electronic and microfilm product masters, amortization of capitalized software costs, royalties for the use of content, Internet hosting costs and technical support costs. Service costs consist primarily of installation and training costs, including personnel, materials, facilities and travel costs. These costs of sales are generally recognized as incurred, except for amortization-related expenses associated with capitalized product master costs development and internal use software costs. See the discussion below in “Critical Accounting Policies—Capitalization and Depreciation”.

Research and Development Expense. Our research and development expenditures include expenses primarily for database development and information delivery systems. We expense all software development costs associated with products until technological feasibility is established. In 2003, we completed development of a DMS for the power equipment market, a Standards Monitoring product which assists in compliance with the European Common Market’s block exemption regulations, and Next Generation Composite (“NXC”) configuration tools to assist in the migrations to the NXC platform. Under SFAS No. 86, we capitalized approximately $1.6 million of the project costs incurred after we established technological feasibility. These capitalized costs are recorded in “Purchased and developed software” on our Consolidated Balance Sheet, and will be amortized over three to five years.

Selling and Administrative Expense. Our selling expenses primarily consist of salaries and compensation paid to employees engaged in sales and marketing activities, advertising and promotional materials, public relations costs and travel. Administrative expenses principally consist of salaries and compensation paid to our executives and other corporate employees as well as incidental costs incurred in managing our business.

Discontinued Operations. We completed the divestiture of Imaging, MMT and a finance-related business in fiscal 2001. Accordingly, the operating results of these businesses have been segregated from our continuing operations and are separately reported as discontinued operations in the Consolidated Financial Statements.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the

U.S., which require management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

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

Net Sales. We derive revenue from licenses of database content, sales of microfilm subscriptions, microfilm backfile sales, paper products, service, software, equipment and product royalties. Services consist of training and installation with respect to our PSP and performance management products. Revenues from services accounted for less than 10% of our revenues for 2003, 2002 and 2001.

Published Products

PQIL’s published products provide users with access to our comprehensive databases, including Historical Newspapers, EEBO, e-dissertations and topic specific products on either a subscription basis that normally covers twelve months, or a perpetual license. PQIL follows the guidance under SAB 101 for all subscription products. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method. For sales of perpetual licenses, revenue is recognized when we provide access to the content and bill the customer.

General Reference Products

For PQIL’s general reference products, customers purchase access to periodicals, newspapers and other resources contained in our databases in exchange for a fee that normally covers a subscription period of twelve months. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method.

PQIL provides content on a wholesale basis to premier information companies such as Factiva and LexisNexis. We receive a royalty from these wholesalers based on the usage of our products by their customers. We recognize this revenue based on the usage of our product.

Traditional Products

PQIL derives revenue from sales of microform subscriptions and backfiles, publishing fees and sales of dissertations. For newspaper subscription products, revenue is recognized ratably over the term of the subscription, which is normally twelve months. For periodical subscription products, we accumulate the product on microfilm and ship the completed set to our customers quarterly or annually. Revenue for these products is recognized when the product is shipped. For our backfile products, dissertations and publishing fees, revenue is also recognized when the product is shipped.

Classroom Products

For the classroom market, we provide digital and paper products. The majority of our classroom product sales are from print coursepacks. Revenue is recognized when the print coursepacks are shipped. Our digital coursepacks comprised 24.3% of classroom products in 2003. These products are static databases of information in which we provide access, through a URL sold to the customer, for the semester the related class is being offered. Revenue for digital coursepacks is recognized when the URL is delivered to the customer.

Automotive Parts and Service Products

A majority of the APSP revenue is related to multiple element contracts in which PQBS provides hardware, database content licenses and ongoing support to our customers. PQBS follows the guidance under SAB 101, EITF 00-21 and SAB 104 in allocating the contract revenue to the various elements. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. SAB 101 prescribes that in circumstances where multiple element contracts are being sold, revenue should be allocated to each element based on the relative value of that element to the aggregate value of all elements, irrespective of the dollar amounts ascribed to each element in the related contract. SAB 104 prescribes how to recognize revenue if there are more than one unit of accounting. Accordingly, it is necessary for management to determine the fair value of each element. Such determination is judgmental and is typically based on the pricing of similar products that are not part of a multi-element arrangement. The amount assigned to the hardware value is recognized upon shipment of the hardware to the customer. The amounts assigned to the database licenses and the ongoing support is recognized over the term of the contract, typically 36 to 60 months.

Performance Management Products

Revenue from performance management products is primarily

derived from business management information systems and business products provided to both OEMs and their dealerships in the automotive industry. Dealer information is collected and published, typically on a monthly or quarterly basis. This content is used to monitor and evaluate dealer performance against various metrics. OEMs are now using these products to create sophisticated financial and operational models and forecasts. Revenue is recognized when the dealer information collecting and publishing cycle is completed and delivered. Our standards compliance monitoring products allow OEMs to manage the effectiveness of their distribution channels. It also allows them to manage dealer contracts and track compliance with the European Common Market’s block exemption regulations.

Dealer Management Systems

DMS for power equipment customers are made up of a software license, training and ongoing support and software maintenance. Revenue from sales of DMS is primarily recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. This normally occurs when we ship the product. The ongoing support and software maintenance are billed to the customer monthly, and the related revenue is recognized at that time.

In addition to the DMS products, we provide PSP products for the power equipment markets. Certain of these products are highly customized for the individual customer. As such, PQBS follows the guidance under SAB101, EITF 00-21 and SAB104 in allocating the contract revenue to the various elements. An annual license fee is charged and is recognized ratably over each year. Ongoing services revenue is recognized over the term of the contract, typically 60 months.

Royalties. Royalty expense at PQIL, which is included in “Cost of sales”, in our Consolidated Statement of Operations, is recorded monthly based on actual monthly revenue and historical average royalty rates by product line. Royalty rates by product line are reviewed on an ongoing basis to ensure that estimates are appropriate and take into consideration any significant changes to the royalty calculations or contractual minimum royalties due to the individual publisher. Estimates are necessary as monthly revenue can be attributable to thousands of publishers and most of the royalties are paid annually, semi-annually or quarterly. Royalty accruals are reviewed monthly to ensure that we have adequately reserved for all estimated future royalty payments.

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

Impairment of Goodwill. We review the carrying value of goodwill for impairment annually based on the requirements of the SFAS No. 142. This annual analysis is performed during the second fiscal quarter, based on the goodwill balance as of the end of the first fiscal quarter. The impairment test requires us to compare the fair value of each reporting unit to its carrying value. The determination whether these assets are impaired involves significant judgment based on long-term and short-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

Capitalization and Depreciation. A fixed asset is recognized for items with a purchase price over $1,000 and an estimated useful life of greater than one year. We currently employ the straight-line depreciation method for all fixed assets over the estimated useful life of the asset, except for product masters. Traditional products (microfilm and microfiche) and electronic products each have capitalizable “product masters”. Costs associated with the creation of traditional and electronic product masters are capitalized. For product masters, PQIL uses the double declining balance method of depreciation over a 10 year useful life as this methodology most closely mirrors the way in which revenue is derived from the content. In order to facilitate the timely determination of depreciation expense for the year, we use a half-year convention for depreciation.

Software Capitalization. We follow the guidance in SOP 98-1 for capitalizing software projects. We consider the following two characteristics when evaluating software for internal use software:

•	The software is internally developed, acquired, or modified solely to meet our internal needs.

•	During the software’s development or modification, no substantive plan exists or is being developed to market the software externally.

In accordance with SOP 98-1, there are three stages identified for development of software:

•	preliminary project stage

•	application development stage

•	post implementation / operating stage

We capitalize computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred.

We follow SFAS No. 86 for software projects related to external use.

According to SFAS No. 86, there are two types of costs related to a software development project:

•	Research and development costs which are incurred internally in creating a computer software product prior to establishing technological feasibility, and

•	Software production costs incurred after technological feasibility has been established.

The first type of costs is expensed as incurred while the second type of costs is capitalized and amortized over the estimated economic life of the product. All of our software development projects are amortized on a straight-line basis primarily over three to five years. Software that is purchased with a license is amortized over the life of the related license.

Allowance for Doubtful Accounts. We estimate a reserve, as required, for outstanding accounts receivable. There are two elements to the calculation of this reserve:

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

Other Contingencies. Other contingencies are recorded when it is probable that a liability exists and the value can be reasonably estimated.

Results of Operations

	2003		2002		2001
	Amount	% of sales	Amount	% of sales	Amount	% of sales
Net sales	$469.7	100.0	$428.3	100.0	$401.6	100.0
Cost of sales	(229.7)	(48.9)	(202.8)	(47.3)	(187.0)	(46.6)

Gross profit	240.0	51.1	225.5	52.7	214.6	53.4
Research and development expense	(18.9)	(4.0)	(21.5)	(5.0)	(21.4)	(5.3)
Selling and administrative expense	(127.2)	(27.1)	(114.4)	(26.8)	(124.5)	(31.0)
Other income	0.8	0.2	—	—	—	—
Loss on sales of assets	—	—	—	—	(2.3)	(0.6)

Earnings from continuing operations before interest, income taxes and equity in loss of affiliate	94.7	20.2	89.6	20.9	66.4	16.5
Net interest expense	(17.7)	(3.8)	(29.3)	(6.8)	(25.0)	(6.2)
Income tax expense	(27.2)	(5.8)	(17.9)	(4.2)	(15.7)	(3.9)
Equity in loss of affiliate	—	—	—	—	(13.4)	(3.3)

Earnings from continuing operations	$49.8	10.6	$42.4	9.9	$12.3	3.1

Fiscal Year 2003 Compared to Fiscal Year 2002

Net Sales.

	2003	2002
PQIL

Published Products	$94.3	$76.3
General Reference Products	74.6	62.0
Traditional Products	97.2	101.5
Classroom Products	13.4	9.6

TOTAL PQIL	$279.5	$249.4

PQBS

Automotive Group	$160.7	$150.2
Power Equipment-Electronic	26.3	24.0
Power Equipment-Film	2.1	4.7
Other	1.1	—

TOTAL PQBS	$190.2	$178.9

TOTAL PROQUEST	$469.7	$428.3

Our net sales from continuing operations increased $41.4 million, or 9.7%, to $469.7 million in 2003.

Net sales at PQIL increased $30.1 million, or 12.1%, to $279.5 million.

Published Products.

Sales of our published products grew $18.0 million, or 23.6%, to $94.3 million in 2003 primarily driven by strong sales of our Historical Newspaper products, which increased $8.0 million, and other Digital Vault Initiative products. Additional incremental growth of $6.3 million came from the SIRS product line which was acquired during the third quarter of 2003.

General Reference Products.

Sales of our general reference products increased $12.6 million, or 20.3%, to $74.6 million primarily due to an increase in our general reference products for K-12 libraries due to $16.2 million in incremental revenue from Bigchalk partially offset by a decline in our reseller business related to a Canadian reseller arrangement that we exited during fiscal 2002. There is pricing pressure with our general reference products, primarily as a result of tight library budgets. We expect tight library budgets throughout 2004 which will again impact pricing with our general reference products.

Traditional Products.

Sales of traditional products decreased $4.3 million, or 4.2%, to $97.2 million due to a decline in revenue as a result of reduced sales of microfilm backfiles and special collections. In the past, librarians have used excess budget dollars to fill gaps in their microfilm backfiles. In 2003, we saw very little surplus, and as a result revenue from our microfilm backfiles and microfilm collection continued to be soft. Microfilm is a mature business, however, we expect libraries to continue to purchase film for several reasons: (1) a great deal of desired content is not currently offered electronically, and most cannot be found anywhere else; (2) to maintain accreditation, college libraries are required to own a certain amount of content and electronic databases do not fulfill this requirement; and (3) microfilm is considered a stable medium for preservation. We expect library budgets to continue to be tight, and as a result, this product line will be flat to slightly declining in 2004.

Classroom Products.

Sales of our classroom products increased $3.8 million, or 39.6%, to $13.4 million as the market continues its migration to electronic delivery. We feel that we have two important competitive advantages in this market, especially for electronic coursepacks: (1) our extensive content and (2) our publisher relationships. We need to continue to establish our distribution channels for our print coursepacks. During 2003, we established strong relationships with large campus bookstores, but we have been less successful in displacing the small print shops that supply this type of product to the independent bookstores. To address this issue, we are adjusting pricing on our print products to be more competitive and we are exploring partnership opportunities. The market appears to be migrating to electronic coursepacks.

Net sales at PQBS increased $11.3 million, or 6.3%, to $190.2 million.

Automotive Products.

Sales of our automotive product revenue increased by $10.5 million, or 7.0%, to $160.7 million, driven by a 4.6% increase in APSP and a 16.2% increase in dealership performance management products. Revenue growth in APSP continues to be driven by price increases and increases in our installed dealer base. Revenue growth in dealership performance management products is driven by the sales of our web-based dealer performance management products and our standards products, which assist manufacturers and their dealerships to comply with the European Common Market’s new block exemption regulations. In the future, we expect to work more directly with OEMs on various automotive products.

Power Equipment - Electronic Products.

Electronic product sales increased $2.3 million, or 9.6%, to $26.3 million driven by sales of new DMS and sales of Windows-based product upgrades.

Power Equipment - Film Products.

Revenue from power equipment - film products decreased $2.6 million, or 55.3%, to $2.1 million as a result of exiting this business. We transferred the few remaining customers to a third party provider, in the fourth quarter of 2003.

Gross Profit.

	2003	2002
PQIL	$123.0	$113.9
PQBS	117.0	111.6

Total	$240.0	$225.5

Our gross profit percentage decreased 160 basis points to 51.1% compared to the 2002 results.

At PQIL, the gross profit margin decreased from 45.7% to 44.0%, a decrease of 170 basis points for the fiscal year ended January 3, 2004 compared to the fiscal year ended December 28, 2002. This decrease resulted from increased cost of sales primarily due to higher depreciation and content royalties.

At PQBS, the gross profit margin decreased from 62.4% to 61.5%, a decrease of 90 basis points for the fiscal year ended January 3, 2004 compared to the fiscal year ended December 28, 2002. This decrease resulted from increased cost of sales primarily due to lower-margin hardware sales, exiting of the film business and increased content costs.

Research and Development.

	2003	2002
PQIL	$9.9	$11.5
PQBS	9.0	10.0

Total	$18.9	$21.5

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. Research and development expense for fiscal 2003 decreased $2.6 million to $18.9 million compared to fiscal 2002.

The decrease at PQIL is primarily due to moving to a more variable cost structure. In our effort to accomplish this we consolidated operations, reduced staff and increased efficiencies.

The decrease at PQBS is primarily due to the timing and nature of certain development projects.

Selling and Administrative.

	2003	2002
PQIL	$58.0	$53.4
PQBS	52.9	49.5
Corporate	16.3	11.5

Total	$127.2	$114.4

Selling and administrative expense on a consolidated basis increased $12.8 million, or 11.2%, to $127.2 million compared to fiscal 2002.

PQIL expenses as a percentage of sales decreased from 21.4% in 2002 to 20.8% in 2003 due to our ongoing initiative to align our costs more closely with our revenue.

PQBS expenses as a percentage of sales were relatively flat in 2003 compared to 2002.

The increase at Corporate is primarily due to an increase in pension expense for our pension plan in the U.K. ($1.0 million), increased costs associated with new corporate governance requirements ($0.5 million), higher insurance premiums ($0.4 million) and a chairman’s incentive compensation plan, which was based on our stock price at December 31, 2003 ($2.3 million).

Net Interest Expense.

	2003	2002
Interest income	$(1.4)	$(4.8)
Debt	11.2	12.1
Interest rate swaps	—	12.8
Monetized contracts	7.1	7.2
Other	0.8	2.0

Total	$17.7	$29.3

Net interest expense decreased $11.6 million, or 39.6%, to $17.7 million in 2003, primarily due to refinancing our long-term debt in 2002 and an $8.3 million pre-tax charge taken in the third quarter of 2002 related to the settlement of our interest rate swaps as a result of our debt refinancing. In October 2002, we refinanced $150.0 million of our debt to long-term fixed rate senior notes with a 5.45% coupon rate. As a result, we are not currently entering into interest rate swap contracts.

Income Tax Expense. Income tax expense increased in 2003 as a result of higher operating earnings and a higher effective tax rate for fiscal 2003. The lower effective tax rate in 2002 is primarily the result of one-time benefits related to the utilization of a capital loss carryback and a lower state effective tax rate.

Discontinued Operations. In 2002 we recognized a gain on sales of discontinued operations of $0.6 million (net of tax) due to a reversal of an accrual which we determined we no longer needed. We sold our Imaging, MMT and finance-related businesses in 2001.

Acquisitions. In fiscal 2003, we completed three acquisitions. On December 30, 2002, the second day of our fiscal year 2003, we purchased all interest in Bigchalk that we did not previously own for a negotiated value of $27.0 million, which includes a holdback of approximately $3.4 million and is net of approximately $19.7 million in cash held by Bigchalk that we received after the acquisition. In July, we purchased SIRS for $26.4 million and the assumption of certain liabilities. In November, we purchased certain assets of eDn for $0.6 million and the assumption of certain liabilities.

Bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. See Note 3 to our Consolidated Financial Statements which is incorporated herein for the pro forma impact of this acquisition.

SIRS is a leading provider of online, CD-ROM and print reference databases to more than 50,000 libraries worldwide. SIRS’ proprietary published products have been designed to address curriculum-related, assignment-driven information needs that arise as students study social problems, controversies, legal issues and ethics. This acquisition did not have a material impact on our Consolidated Financial Statements.

eDn is a web-based business-to-business software communications company. eDn’s services enhance existing systems, allowing trading partners to exchange information electronically in real-time regardless of disparate business systems. This acquisition did not have a material impact on our Consolidated Financial Statements.

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

Sales of our published products grew by 20.1% in 2002 primarily driven by the Historical Newspapers products’ first full year of sales. Additional growth came from other new products like HeritageQuest online for genealogy.

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

Our automotive product revenue increased by 11.7% due to strong hardware sales, price increases of approximately 3% based on escalation clauses in our APSP contracts, converting General Motors dealerships which were formerly serviced by another company to our APSP and a transition to more web-based technologies for our performance management products. We continue to add new dealerships and sell new products to our existing dealership base. In 2002, we commenced relationships with manufacturers such as Isuzu and Mazda.

Revenue from our power equipment products increased 8.9% due to new customers, including a long-term contract with John Deere, and existing customers upgrading to new products. This growth was more than offset by a decrease of $3.4 million in our historic microfilm business.

Gross Profit.

	2002	2001
PQIL	$113.9	$110.5
PQBS	111.6	104.1

Total	$225.5	$214.6

Our gross profit increased $10.9 million, or 5.1%, to $225.5 million in 2002. Our gross profit percentage decreased 70 basis points. This reduction was primarily a result of PQIL’s sales mix and in particular, the decrease in high margin corporate reseller and microfilm backfile sales.

Research and Development.

	2002	2001
PQIL	$11.5	$10.0
PQBS	10.0	11.4

Total	$21.5	$21.4

Research and development expense for fiscal 2002 essentially remained flat compared to 2001. Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products.

Selling and Administrative.

	2002	Actual 2001	Less: Goodwill Amortization	Pro Forma (1) 2001
PQIL	$53.4	$60.2	$(5.7)	$54.5
PQBS	49.5	52.7	(2.4)	50.3
Corporate	11.5	11.6	—	11.6

Total	$114.4	$124.5	$(8.1)	$116.4

(1)	Pro forma amounts are adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002.

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

PQBS expenses as a percentage of sales decreased to 27.7% compared to pro forma 2001 of 30.4% or actual 2001 of 31.8%. This decrease is primarily due to a reduction of $3.6 million of expenses related to MCW that was disposed of in 2001.

Earnings from Continuing Operations before Interest, Income Taxes and Equity in Loss of Affiliate.

	2002	Actual 2001	Add back: Goodwill Amortization	Pro Forma (1) 2001
PQIL	$49.0	$40.3	$5.7	$46.0
PQBS	52.1	40.0	2.4	42.4
Corporate	(11.5)	(11.6)	—	(11.6)
Loss on sales of assets	—	(2.3)	—	(2.3)

Total	$89.6	$66.4	$8.1	$74.5

(1)	Pro forma amounts are adjusted to remove goodwill amortization to assist in comparing the results of operations for the periods presented following the adoption of SFAS No. 142 in the first quarter of fiscal 2002.

Earnings from continuing operations before interest, income taxes and equity in loss of affiliate increased $15.1 million, or 20.3%, to $89.6 million in 2002 compared to the pro forma 2001 results or increased 34.9% when compared to actual results. The increase in earnings from continuing operations was primarily due to growth in the installed base for our APSP solution at PQBS, successfully launching several new electronic products at PQIL and controlling our corporate expenses. Earnings from continuing operations in 2001 were adversely impacted by a loss of $2.3 million from our sale of substantially all of the assets of MCW.

Net Interest Expense.

	2002	2001
Interest income	$(4.8)	$(1.2)
Debt	12.1	13.0
Interest rate swaps	12.8	3.9
Monetized contracts	7.2	7.7
Other	2.0	1.6

Total	$29.3	$25.0

Net interest expense increased $4.3 million, or 17.2%, to $29.3 million in 2002, primarily due to an $8.3 million charge taken in the third quarter of 2002 related to the settlement of our interest rate swaps as a result of our debt refinancing. In October 2002, we refinanced $150 million of our debt to long-term fixed rate senior notes with a 5.45% coupon rate. As a result, we are not currently entering into interest rate swap contracts.

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

Discontinued Operations. In 2002, we recognized a gain on sales of discontinued operations of $0.6 million (net of tax) due to a reversal of an accrual which we determined we no longer needed. In 2001, we sold our Imaging, MMT and finance-related businesses for a gain of $2.5 million (net of tax).

Acquisitions. In fiscal 2002, we completed four acquisitions. In January, we purchased Micromedia for $2.4 million and the assumption of certain liabilities. In August, we purchased MetaText for $2.4 million and the assumption of certain liabilities. In November, we purchased NRP for $2.1 million and the assumption of certain liabilities. In December, we purchased CCP2 for $1.5 million and the assumption of certain liabilities. These acquisitions did not have a material impact on our 2002 Consolidated Financial Statements.

Micromedia is a developer, publisher and distributor of value-added reference information for the academic library, public library, government and corporate markets. Micromedia licenses Canadian information from media, government and other sources and organizes, abstracts and compiles this information into electronic resources. Micromedia also creates proprietary direct and encyclopedic content. This information is delivered through the Internet, CD-ROM, microfilm and print.

MetaText is a leading provider of digital textbook solutions to the higher education and K-12 textbook markets. MetaText works with textbook publishers and providers of course management systems to create, manage and sell digital versions of traditionally published textbooks. MetaText Editions are hosted, served and rendered in the MetaText digital textbook platform, which is a web-based, collaborative teaching and learning environment.

NRP is a publisher of reference books and microfilm. NRP developed its own publishing programs and offers more than 1,000 newspapers on microfilm from more than 40 countries worldwide. NRP represents more than 100 foreign and domestic publishers in microfilm.

CCP2 publishes, prints and sells books. CCP2’s lines of business include Specialized Publishing and Customized Education. CCP2 is focused on the education and specialty book publishing markets.

Staff Accounting Bulletin No. 101 Implementation

In December 1999, the SEC issued SAB 101, which was then further clarified by SAB 104, issued in December 2003. As a result of SAB 101, we modified our accounting for revenue and related selling costs, primarily commissions, from new online subscriptions at PQIL and from APSP agreements at PQBS as of the beginning of 2000. See Note 6 to our Consolidated Financial Statements for a more complete discussion of the impact of the implementation of SAB 101. SAB 104 did not have a material financial impact on our results of operations or financial conditions.

As a result of the changes in the methods of accounting for revenue, approximately $114.8 million in revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $14.8 million, $24.0 million, $31.7 million and $44.3 million was recognized in 2003, 2002, 2001 and 2000, respectively. This change in method of accounting for revenue also has the effect of extending the period over which revenue is recognized.

International Operations

	2003	% of Total	2002	% of Total	2001	% of Total
Domestic sales	$357.7	76%	$323.1	75%	$310.4	77%
Foreign sales	112.0	24%	105.2	25%	91.2	23%

Total sales	$469.7	100%	$428.3	100%	$401.6	100%

Foreign sales increased $6.8 million, or 6.5%, to $112.0 million in 2003 as a result of sales of our dissertation products in Asia as well as increased sales in our standard products, which assist manufacturers and their dealerships to comply with the European Common Market’s new block exemption regulations.

For PQIL, we generally invoice international customers in U.S. dollars. However, as our international operations have matured, we have begun invoicing certain customers in their local currencies.

Our translation and transaction exposure from international operations is immaterial, as it constitutes less than 1% of selling and administrative expense.

Liquidity and Capital Resources

Long-term debt increased by $4.0 million to $191.0 million in 2003.

We generated cash from operations of $119.6 million during 2003, compared to $70.3 million in 2002, an increase of $49.3 million. The increase in cash generated from continuing operations during 2003 compared to 2002 was primarily related to increased earnings ($7.4 million), depreciation and amortization ($13.1 million), deferred income taxes ($19.2 million) and accounts receivable ($17.5 million). Included in these amounts is a tax refund of $13.1 million that we received in 2003. Cash from operations is seasonal with less cash generated in the first half of the year and more cash generated during the second half of the year. Cash is typically generated during the second half of the year primarily because we bill and collect a significant portion of our annual microfilm subscription fees in the late third quarter and during the fourth quarter.

We used $125.1 million of cash in our investing activities for fiscal 2003, an increase of $19.2 million compared to fiscal 2002. Capital expenditures decreased $10.0 million or 12.3% compared to fiscal 2002, to $70.8 million due to reductions in purchased and developed software, product master expenditures and operational efficiencies. Additionally, there were several items related to our discontinued operations that impacted investing cash flow for the fiscal year ended January 3, 2004. During 2003, we utilized cash of $2.5 million for the payment of retained liabilities related to the sales of discontinued operations which occurred in 2001, compared to cash utilized for the payment of working capital adjustments and retained liabilities of $16.8 million in 2002. Finally, $51.8 million of cash was used in the acquisitions of all interest in Bigchalk that we did not previously own, SIRS, and eDn in 2003, compared to $8.4 million of cash used in the acquisitions of Micromedia, MetaText, NRP and CCP2.

We generated cash from financing activities of $7.6 million in fiscal 2003 compared to $39.0 million in fiscal 2002, a decrease of $31.4 million. This decrease is primarily due to our June 21, 2002 equity offering ($123.3 million) partially offset by paying off more long-term debt ($66.1 million) and fees related to our October 2002 debt refinancing and the settlement of interest rate swaps ($11.4 million).

We believe that current cash balances, cash generated from operations and availability under our Credit Agreement will be adequate to fund the growth in working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future. Under our $175.0 million Credit Agreement, $41.0 million was outstanding as of January 3, 2004. The interest rate on borrowings under the credit facility as of January 3, 2004 was (at our option) either LIBOR + 1.0%, which was 2.12% ($41.0 million outstanding at January 3, 2004), or the prime rate + 0.25%, which was 4.25% ($0 outstanding at January 3, 2004).

A portion of our availability under the credit facility has been utilized to issue letters of credit to support our insurance coverage, leases and certain customer contracts. At January 3, 2004, the total of the face amounts of the outstanding letters of credit was $2.5 million. The letters of credit renew either annually or automatically with the face amount adjusted based on the underlying insurance requirement. At the end of fiscal 2003, we had $131.5 million of additional credit available under our credit facility. We also have the ability to borrow up to $5.0 million on an uncommitted line of credit. The borrowing period under this line of credit cannot exceed seven days. The balance outstanding under this line was $0.3 million as of January 3, 2004.

The final maturity date of the Credit Agreement is October 3, 2005 with no principal payments due until that date. For the outstanding balance on the $175.0 million Credit Agreement, annual maturities are:

2004	$—
2005	41.0

Total	$41.0

For the term of the 5.45% senior notes, annual maturities are:

2004	$—
2005	—
2006	21.4
2007	21.4
2008	21.4
2009	21.4
2010	21.4
2011	21.4
2012	21.6

Total	$150.0

We are in compliance with all debt covenants at January 3, 2004.

Financial Condition

Selected Balance Sheet information.

	As of		Inc / (Dec) vs. 2002
	January 03, 2004	December 28, 2002	$	%
Accounts receivable, net	$94.2	$103.5	$(9.3)	(9.0%)
Other current assets	39.7	25.5	14.2	55.7%
Purchased and developed software, net	55.0	47.1	7.9	16.8%
Other assets	27.1	22.8	4.3	18.9%
Accrued expenses	39.4	28.1	11.3	40.2%
Deferred income	121.9	109.9	12.0	10.9%
Other liabilities	62.4	60.9	1.5	2.5%

Accounts receivable decreased by $9.3 million during the fiscal year ended January 3, 2004, primarily due to a tax refund of $13.1 million which was collected in the first quarter of 2003.

Other current assets increased by $14.2 million primarily due to an increase of $9.1 million in short-term deferred tax assets mainly related to tax assets acquired as part of the acquisitions of Bigchalk and SIRS. In addition, the increase is due to prepayments made for royalties, maintenance agreements and insurance.

Net purchased and developed software increased by $7.9 million primarily due to software expenditures made for electronic production and back office systems.

Other assets increased by $4.3 million primarily due to an increase of $3.8 million in long-term deferred tax assets primarily related to tax assets acquired as part of our acquisition of Bigchalk.

Accrued expenses increased by $11.3 million primarily due to an increase in accrued compensation and an accrual related to our chairman’s incentive compensation plan.

Deferred income increased by $12.0 million primarily as a result of increased deferred revenue of PQIL subscriptions including Bigchalk and SIRS products, partially offset by recognized revenue.

Other liabilities increased $1.5 million primarily due to long-term compensation liabilities.

Capital Expenditures and Outlook

	2003	2002	2001
Product masters
PQIL	$46.3	$51.7	$43.7

Fixed capital
PQIL	2.5	3.9	5.3
PQBS	2.8	2.9	3.7
Corporate	—	0.2	0.2

Total fixed capital	$5.3	$7.0	$9.2

Software
PQIL	11.4	20.0	16.3
PQBS	7.4	2.1	1.7
Corporate	0.4	—	—

Total software expenditures	$19.2	$22.1	$18.0

Total expenditures for property, plant, equipment, product masters and software	$70.8	$80.8	$70.9

Capital spending for product masters has decreased 10.5% from 2002 to 2003 due to reduced spending on product masters as a result of efficiencies in content conversion, primarily related to development of content associated with digital vault initiative, specifically Historical Newspaper products.

We expect to meet our needs for working capital for operations, to fund capital expenditures, software spending and potential acquisitions and to meet our debt service requirements through cash generated from operations and our Credit Agreement. Although there are no material commitments for capital spending, we expect spending in 2004 to be approximately $60.0 million to $65.0 million. Capital expenditures will be concentrated primarily on ongoing and new product master prepublication costs that management believes will generate future revenue growth. Our plans are dependent on the availability of funds as well as the identification of projects showing sufficient returns. As a result, there is no assurance that our planned level or type of capital spending will actually occur in the future.

Commitments and Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments at January 3, 2004 and the future periods in which such obligations are expected to be settled in cash:

	Total	2004	2005 & 2006	2007 & 2008	After 2008
Operating leases	$53.6	$21.5	$22.8	$7.8	$1.5
Long-term debt	191.0	—	62.4	42.9	85.7
Unconditional purchase obligations	10.2	2.6	5.1	2.5	—
Royalty guarantees	194.5	37.3	61.0	48.1	48.1

Total Contractual Obligations	$449.3	$61.4	$151.3	$101.3	$135.3

We also have obligations with respect to our pension and postretirement medical benefit plans. For further information see Note 15 to our Consolidated Financial Statements which is incorporated herein by reference.

We have letters of credit in the amount of $2.5 million outstanding as of January 3, 2004 to support insurance coverage, leases and certain customer contracts. For further information see Note 12 to our Consolidated Financial Statements which is incorporated herein by reference.

Seasonality

Our quarterly operating results fluctuate as a result of a number of factors including the sales cycle, the amount and timing of new products and our spending patterns. In addition, many of our PQIL customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced less net sales, net earnings and cash flow in the first fiscal quarter with our highest net sales, net earnings and cash flow in the fourth fiscal quarter.

The historical fluctuation of our operating results is described in Note 22 to our Consolidated Financial Statements which is incorporated herein by reference.

Recently Issued Financial Accounting Standards

On December 23, 2003, the FASB released a revised version of SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revised version of SFAS No. 132 makes several significant changes to the required disclosures for pension and other postretirement benefit plan assets, obligations and net cost. The purpose of the revised Statement is to address concerns expressed by users of financial statements that more information is needed about each of these items, however, no changes were made to the methodologies underlying the measurement of obligations or the calculation of expense.

The revised requirements are generally effective for fiscal years ending after December 15, 2003, though deferred effective dates apply to the disclosure of future benefit payments and to the disclosure of new information for foreign plans.

Due to the fact that our pension plan in the U.S. is not funded, this revised SFAS No. 132 will not materially alter our disclosures in this Annual Report on Form 10-K. Furthermore, we do not believe that this revised Statement will have a material impact on our Consolidated Financial Statements.

In January 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, and in December 2003 issued FIN 46-R, which requires companies to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46-R states that public companies must apply the unmodified provisions of the Interpretation to entities that were considered special-purpose entities by the end of the first reporting period ending after December 15, 2003. The adoption of this Interpretation will not have a material impact on our Consolidated Financial Statements.

In November 2002, the EITF came to a consensus on EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this EITF did not have a material impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As a result of our financing activities we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. We are not currently hedging this interest rate risk. Instead we have limited this risk by refinancing $150.0 million of our debt to long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven year average life. Our remaining debt is variable rate long-term debt which exposes us to variability in interest payments due to changes in interest rates.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currency rates. Historically, our practice has been to hedge most of our significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. More recently, we have not been utilizing hedge contracts; instead our foreign exchange risks are primarily managed through operational means. We do not utilize financial derivatives for trading or other speculative purposes. At January 3, 2004, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 8. Financial Statements and Supplementary Data.

Independent Auditors’ Report

The Board of Directors

ProQuest Company:

We have audited the accompanying consolidated balance sheets of ProQuest Company and subsidiaries (the “Company”) as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of ProQuest Company and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for the fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in fiscal 2002.

/s/ KPMG LLP

Detroit, Michigan

February 14, 2004

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001

(In thousands, except per share data)

	2003	2002	2001
Net sales	$469,651	$428,324	$401,628
Cost of sales	(229,645)	(202,833)	(186,963)

Gross profit	240,006	225,491	214,665
Research and development expense	(18,921)	(21,529)	(21,381)

Selling and administrative expense	(127,206)	(114,401)	(124,546)
Other income	775	—	—
Loss on sales of assets	—	—	(2,312)

Earnings from continuing operations before interest, income taxes and equity in loss of affiliate	94,654	89,561	66,426
Net interest expense:
Interest income	1,370	4,791	1,159
Interest expense	(19,026)	(34,050)	(26,198)

Net interest expense	(17,656)	(29,259)	(25,039)

Earnings from continuing operations before income taxes and equity in loss of affiliate	76,998	60,302	41,387
Income tax expense	(27,177)	(17,922)	(15,727)
Equity in loss of affiliate	—	—	(13,374)

Earnings from continuing operations	49,821	42,380	12,286

Earnings from discontinued operations, net (less applicable income taxes of $0, $0 and $1,840, respectively)	—	—	3,002
Gain on sales of discontinued operations, net (less applicable income taxes of $0, $361 and $1,518, respectively)	—	639	2,476

Net earnings	$49,821	$43,019	$17,764

Net earnings per common share:
Basic:
Earnings from continuing operations	$1.77	$1.62	$0.52
Earnings from discontinued operations	—	—	0.13
Gain on sales of discontinued operations	—	0.02	0.10

Basic net earnings per common share	$1.77	$1.64	$0.75

Diluted:
Earnings from continuing operations	$1.75	$1.59	$0.51
Earnings from discontinued operations	—	—	0.13
Gain on sales of discontinued operations	—	0.02	0.10

Diluted net earnings per common share	$1.75	$1.61	$0.74

Average number of common shares and equivalents outstanding:
Basic	28,192	26,190	23,805
Diluted	28,426	26,588	24,077

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of January 3, 2004 and December 28, 2002

(In thousands)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,023	$1,782
Accounts receivable, net	94,242	103,517
Inventory:
Finished products	2,710	2,570
Products in process and materials	2,229	2,339

Total inventory, net	4,939	4,909

Other current assets	39,746	25,475

Total current assets	142,950	135,683

Property, plant, equipment and product masters, at cost:
Land and improvements	878	878
Buildings	30,941	30,422
Machinery and equipment	66,423	98,902
Product masters	296,983	360,329

Total property, plant, equipment and product masters, at cost	395,225	490,531
Accumulated depreciation and amortization	(214,480)	(317,301)

Net property, plant, equipment and product masters	180,745	173,230
Long-term receivables	5,106	4,635
Goodwill	303,693	247,354
Identifiable intangibles, net	9,435	692
Purchased and developed software, net	55,005	47,123
Other assets	27,102	22,800

Total assets	$724,036	$631,517

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of January 3, 2004 and December 28, 2002

(In thousands)

	2003	2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$300	$62
Accounts payable	49,156	38,055
Accrued expenses	39,428	28,090
Current portion of monetized future billings	25,583	26,738
Deferred income	121,890	109,865

Total current liabilities	236,357	202,810

Long-term liabilities:
Long-term debt	191,000	187,000
Monetized future billings, less current portion	46,835	51,071
Other liabilities	62,444	60,880

Total long-term liabilities	300,279	298,951

Shareholders’ equity:
Common stock ($.001 par value, 28,964 shares issued and 28,378 shares outstanding at the end of fiscal 2003, and 28,482 shares issued and 28,023 shares outstanding at the end of fiscal 2002)	28	28
Capital surplus	310,461	298,548
Notes receivable for stock purchases	(279)	(523)
Retained earnings (accumulated deficit)	(103,011)	(152,832)
Treasury stock, at cost	(14,515)	(11,629)
Other comprehensive (loss):
Accumulated foreign currency translation adjustment	(3,231)	(2,506)
Unrealized (loss) from derivatives	(806)	(947)
Minimum pension liability	(1,247)	(383)

Accumulated other comprehensive (loss)	(5,284)	(3,836)

Total shareholders’ equity	187,400	129,756

Total liabilities and shareholders’ equity	$724,036	$631,517

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001

(In thousands)

	2003	2002	2001
Operating activities:
Earnings from continuing operations	$49,821	$42,380	$12,286
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Equity in loss of affiliate	—	—	13,374
Depreciation and amortization	60,696	47,648	53,554
Deferred income taxes	26,544	7,299	5,419
Interest expense due to swap settlement	—	7,414	—
Loss on sales of assets	—	—	2,312
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	12,729	(4,732)	(11,882)
Inventory, net	167	(389)	556
Other current assets	(5,733)	(4,713)	(10,075)
Long-term receivables	(471)	(3,185)	—
Other assets	(2,111)	432	(265)
Accounts payable	4,647	(3,873)	735
Accrued expenses	(12,368)	(9,466)	(14,958)
Deferred income	(12,510)	(7,747)	(4,615)
Other long-term liabilities	37	(1,321)	(2,080)
Other, net	(1,858)	502	1,809

Net cash provided by operating activities	119,590	70,249	46,170

Investing activities:
Expenditures for property, plant, equipment, product masters and software	(70,819)	(80,795)	(70,866)
Acquisitions, net of cash acquired	(51,754)	(8,393)	(27,803)
Proceeds from asset sales	—	—	100
Proceeds from (expenditures associated with) sales of discontinued operations	(2,540)	(16,770)	286,928

Net cash (used in) provided by investing activities	(125,113)	(105,958)	188,359

Financing activities:
Net increase (decrease) in short-term debt	218	(830)	(14,344)
Proceeds from long-term debt	483,450	389,170	43,683
Repayment of long-term debt	(479,450)	(455,244)	(292,896)
Cash paid for settlement of interest rate swap contracts	—	(9,765)	—
Debt issuance costs	—	(1,654)	—
Monetized future billings	(5,391)	(11,072)	233
Repurchases of common stock	(1,328)	—	—
Proceeds from sales of common stock, net	—	123,295	—
Proceeds from exercise of stock options, net	10,076	5,124	11,169

Net cash provided by (used in) financing activities	7,575	39,024	(252,155)

Net cash provided by discontinued operations	—	—	12,923
Effect of exchange rate changes on cash	189	(2,028)	(428)

Increase (decrease) in cash and cash equivalents	2,241	1,287	(5,131)
Cash and cash equivalents, beginning of period	1,782	495	5,626

Cash and cash equivalents, end of period	$4,023	$1,782	$495

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001

(In thousands)

	Common Stock		Capital Surplus	Notes Receivable for Stock Purchases	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income(Loss)	Total
	Issued	Treasury
Balance, at the end of fiscal 2000 (Common stock, 24,078 shares; treasury stock, 456 shares)	$24	$(11,493)	$156,708	$(1,180)	$(213,615)	$(103)	$(69,659)
Comprehensive income:
Net earnings					17,764		17,764
Foreign exchange translation adjustments						1,104	1,104
Unrealized gain (loss) from derivatives						(6,890)	(6,890)

Total comprehensive income							11,978

Stock options exercised, net 468 shares			11,169				11,169
Tax benefit from stock options exercised			1,173				1,173
Notes receivable				109			109
Treasury stock, net (6) shares		158					158

Balance, at the end of fiscal 2001 (Common stock, 24,546 shares; treasury stock 450 shares)	$24	$(11,335)	$169,050	$(1,071)	$(195,851)	$(5,889)	$(45,072)
Comprehensive income:
Net earnings					43,019		43,019
Foreign exchange translation adjustments						(3,507)	(3,507)
Minimum pension liability						(383)	(383)
Unrealized gain (loss) from derivatives						5,943	5,943

Total comprehensive income							45,072

Common stock, $.001 par value, 3,702 shares issued June 21, 2002, net of expenses	4		123,291				123,295
Stock options exercised, net 234 shares			5,124				5,124
Tax benefit from stock options exercised			1,083				1,083
Notes receivable				254			254
Treasury stock, net 9 shares		(294)		294			—

Balance, at the end of fiscal 2002 (Common stock, 28,482 shares; treasury stock, 459 shares)	$28	$(11,629)	$298,548	$(523)	$(152,832)	$(3,836)	$129,756
Comprehensive income:
Net earnings					49,821		49,821
Foreign exchange translation adjustments						(725)	(725)
Minimum pension liability						(864)	(864)
Unrealized gain (loss) from derivatives						141	141

Total comprehensive income							48,373

Stock repurchase, 70 shares		(1,328)					(1,328)
Stock options exercised, net 482 shares			10,076				10,076
Tax benefit from stock options exercised			414				414
Notes receivable		(135)		244			109
Treasury stock, net 57 shares		(1,423)	1,423				—

Balance, at the end of fiscal 2003 (Common stock, 28,964 shares; treasury stock, 586 shares)	$28	$(14,515)	$310,461	$(279)	$(103,011)	$(5,284)	$187,400

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

Note 1—Significant Accounting Policies

Nature of Operations. ProQuest Company is a leading publisher of information solutions for the education, automotive, and power equipment markets. We have more than 50 years of experience in information and content aggregation. Our predecessor company, Bell & Howell Company, was known for creative technology-based solutions. It was incorporated in Delaware in 1907. In 2001, we sold our legacy Imaging, Mail and Messaging Technologies (“MMT”) and finance-related businesses and changed our name to ProQuest Company.

We provide products and services to our customers through two business segments: ProQuest Information and Learning (“PQIL”) and ProQuest Business Solutions (“PQBS”). Through our PQIL segment, which primarily serves the education market, we collect, organize and publish content from a wide range of sources including newspapers, periodicals and books. Our PQBS segment is primarily engaged in the electronic delivery of comprehensive parts and service information and business performance products and services to the automotive market. It also provides dealers in the power equipment market (motorcycle, marine, recreational vehicle, lawn & garden and heavy equipment) with management systems that enable them to manage their inventory, customer service and other aspects of their businesses. Financial information for each of our business segments and operations by geographic area is contained in Note 2 to these Consolidated Financial Statements.

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

(“Bigchalk”). At the end of fiscal 1999, we owned 69.0% of the common equity of Bigchalk; such control was temporary, as in January 2000, venture capital financing was raised by Bigchalk which lowered our ownership interest to approximately 45.0% on a fully diluted basis. Further venture capital financing was raised in December 2000 and February 2001 which lowered our ownership interest to approximately 38.0% on a fully diluted basis. Accordingly, we accounted for this ownership interest in Bigchalk using the equity method until December 30, 2002, the second day of our 2003 fiscal year when we purchased all interest in Bigchalk that we did not previously own. See Note 21 for further discussion.

In the first quarter of 2000, we adopted a plan to divest our Imaging, MMT and finance-related businesses. Accordingly, the operating results of these businesses have been segregated from our continuing operations and are separately reported as discontinued operations in the Consolidated Financial Statements (see Note 5). We completed the divestiture in 2001.

Fiscal Year. Our fiscal year ends on the Saturday nearest to December 31. References to fiscal 2003 are for the 53 weeks ended January 3, 2004, references to fiscal 2002 are for the 52 weeks ended December 28, 2002 and references to fiscal 2001 are for the 52 weeks ended December 29, 2001.

Revenue Recognition. We derive revenue from licenses of database content, sales of microfilm subscriptions, microfilm backfile sales, paper products, service, software, equipment and product royalties. Services consist of training and installation with respect to our Automotive Parts and Service Products (“APSP”) and performance management products. Revenue from these services accounted for less than 10.0% of our revenue in 2003, 2002 and 2001.

Published Products

PQIL’s published products provide users with access to our comprehensive databases, including Historical Newspapers, Early English Books Online (“EEBO”), e-dissertations and topic-specific products on either a subscription basis that normally covers twelve months, or a perpetual license. PQIL follows the guidance under SAB 101 “Revenue Recognition in Financial Statements” (“SAB 101”), for all subscription products. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method. For sales of perpetual licenses, revenue is recognized when we provide access to the content and bill the customer.

General Reference Products

For PQIL’s general reference products, customers purchase access to periodicals, newspapers and other resources contained in our databases in exchange for a fee that normally covers a subscription period of twelve months. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method.

PQIL provides content on a wholesale basis to premier information companies such as Factiva, and LexisNexis. We receive a royalty from these wholesalers based on the usage of our products by their customers. We recognize this revenue based on the usage of our product.

Traditional Products

PQIL derives revenue from sales of microform subscriptions and backfiles, publishing fees and sales of dissertations. For newspaper subscription products, revenue is recognized ratably over the term of the subscription, which is normally twelve months. For periodical subscription products, we accumulate the product on microfilm and ship the completed microfilm to our customers quarterly or annually. Revenue for these products is recognized when the product is shipped. For our backfile products, dissertations and publishing fees, revenue is recognized when the product is shipped.

Classroom Products

For our classroom products, we provide digital and paper products. Revenue is recognized when these products are shipped. The remainder of our sales relate to our digital products. Our digital coursepacks, which comprised 24.3% of classroom products in 2003, are static databases of information in which we provide access, through a URL sold to the customer, for the semester the related class is being offered. Revenue for digital coursepacks is recognized when the URL is delivered to the customer.

Automotive Parts and Service Products

A majority of the APSP revenue is related to multiple-element contracts in which PQBS provides hardware, database content licenses and ongoing support to our customers. PQBS follows the guidance under SAB 101, EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and SAB 104 “Revenue Recognition” (“SAB 104”) in allocating the contract revenue to the various elements. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate revenue among the units. SAB 101 prescribes that in circumstances where multiple element contracts are being sold, revenue should be allocated to each element based on the relative value of that element to the aggregate value of all elements, irrespective of the dollar amounts ascribed to each element in the related contract. SAB 104 prescribes how to recognize revenue if there is more than one unit of accounting. Accordingly, it is necessary for management to determine the fair value of each element. Such determination is judgmental and is typically based on the pricing of similar products that are not part of a multi-element arrangement. The amount assigned to the hardware value is recognized upon shipment of the hardware to the customer. The amounts assigned to the database licenses and the ongoing support is recognized over the term of the contract, typically 36 to 60 months.

Performance Management Products

Revenue from performance management products is derived from business management information system products provided to both Original Equipment Manufacturers (“OEMs”) and their dealerships in the automotive industry. Dealer information is collected and published, typically on a monthly or quarterly basis. This content is used to monitor and evaluate dealer performance against various metrics. Revenue is recognized when the dealer information collecting and publishing cycle is completed and delivered.

Dealer Management Systems

Dealer Management Systems (“DMS”) for power equipment customers are made up of a software license, training, and ongoing support and software maintenance. Revenue from sales of DMS is primarily recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. This normally occurs when we ship the product. The ongoing support and software maintenance are billed to the customer monthly and the related revenue is recognized at that time.

In addition to the DMS products, we provide PSP products for the power equipment markets. Certain of these products are highly customized for the customer. As such, PQBS follows the guidance under SAB 101, EITF 00-21 and SAB 104 in allocating the contract revenue to the various elements. An annual license fee is charged and is recognized ratably over that year. Ongoing services revenue is recognized over the term of the contract, typically 60 months.

Allowance for Doubtful Accounts. We estimate a reserve, as required, for outstanding accounts receivable.

Allowances for doubtful accounts are reviewed on a quarterly basis and any required adjustments to reserve levels are made. Allowances for doubtful accounts at the end of fiscal 2003 and 2002 were $1,702 and $1,434, respectively.

Foreign Currency Translation. The financial position and results of operations of each of our foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Assets and liabilities are translated into United States (“U.S.”) dollars using the exchange rates at the end of the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are reflected as a separate component of shareholders’ equity and are included in the determination of our other comprehensive income.

Net Earnings per Common Share. Basic net earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period, and reflects the potential dilution that could occur if all of our outstanding stock options that are in-the-money were exercised, using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net earnings per common share are shown in the table below for the periods indicated:

	2003	2002	2001
Basic	28,192	26,190	23,805
Dilutive effect of stock options	234	398	272

Diluted	28,426	26,588	24,077

Options to purchase 2,156 shares, 1,883 shares and 1,915 shares were outstanding at January 3, 2004, December 28, 2002 and December 29, 2001, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

Cash and Cash Equivalents. We consider all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheets approximates fair value.

Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market, net of reserves. We have one purchase obligation for raw materials in the amount of $2,550 per year until 2007.

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

Goodwill and Other Intangible Assets. In the first quarter of fiscal 2002, we adopted SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, intangible assets are recognized as assets apart from goodwill when they arise from contractual or other legal rights (regardless of whether those rights are transferable or separable from the acquired entity or from other rights and obligations) or if they are separable (capable of being separated or divided from the acquired entity regardless of whether there is an intent to do so). SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis using a two-step goodwill impairment test. The first step of the impairment test requires us to define our reporting units and then compare the fair value of each of these reporting units to its carrying value. If the carrying value is higher than the fair value, there is an indication that impairment may exist; if the carrying value is less than the fair value, no impairment exists and the second step does not need to be completed. The first step of our 2003 impairment test indicated that no impairment existed; therefore, the second test was not necessary.

Impairment of Long-Lived Assets. We review the carrying value of property, plant, equipment and product masters and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. In our 2003 review of long-lived assets, no impairment was indicated.

Royalties. Royalty expense at PQIL, which is included in “Cost of sales”, in our Consolidated Statement of Operations, is recorded monthly based on actual monthly revenue and historical average royalty rates by product line. Royalty rates by product line are reviewed on an ongoing basis to ensure that estimates are appropriate and take into consideration any significant changes to the royalty calculations or contractual minimum royalties due to the individual publisher.

Monetized Future Billings. With regard to our PQBS APSP agreements, we have monetized a portion of the future cash stream to be generated by these customer contracts. At the time of monetization, we receive an amount equal to the discounted value of future billings that will be received from the customer. The amount received at the time of monetization is recorded as “Monetized future billings” in our Consolidated Balance Sheet. As the monthly billings are received, this amount is retained by the third party with whom we have monetized these contracts and a portion of the discount is recognized as interest expense. Our obligation related to certain portions of these monetized amounts will be satisfied within the next twelve months; these amounts have been classified as the “Current portion of monetized future billings”. In connection with these transactions, we retain a maximum credit risk of $1,300 per year.

As part of the sale of discontinued operations in 2001, our financing subsidiary was sold. We entered into certain contractual obligations with that previously owned financing subsidiary and must continue to monetize a specified number of new and renewal APSP contracts from customers through September 2004.

Income Taxes. We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled.

Stock Option Plan. As permitted by SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”), we account for our stock option plan using the intrinsic method prescribed in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Pro forma net income and earnings per share disclosures for employee stock option grants based on the fair value-based method (defined in SFAS No. 123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are indicated below:

	2003	2002	2001
Net earnings, as reported	$49,821	$43,019	$17,764
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,628)	(5,429)	(5,009)

Pro forma net earnings	$43,193	$37,590	$12,755

Net earnings per share:
Basic-as reported	$1.77	$1.64	$0.75
Basic-pro forma	$1.53	$1.44	$0.54
Diluted-as reported	$1.75	$1.61	$0.74
Diluted-pro forma	$1.52	$1.44	$0.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the fiscal year:

	2003	2002	2001
Expected stock volatility	49.94%	40.92%	41.03%
Risk-free interest rate	2.35%	4.31%	4.86%
Expected years until exercise	4	5	5
Dividend yield	0.00%	0.00%	0.00%

Derivative Financial Instruments and Hedging Activities. On December 31, 2000, we adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 138”). SFAS No. 133, as amended, requires that we recognize all derivative instruments as assets or liabilities in the balance sheet at fair value.

Interest Rate Risk

In the past, all of our interest-bearing loans and borrowings were subject to interest rate risk. As part of our debt refinancing, during the third quarter of fiscal 2002 we dedesignated and settled $200 million notional amount of interest rate swaps (see Note 12). As a result, we recognized an additional $8,272 in interest expense.

Also in anticipation of our debt refinancing (see Note 12), we entered into Treasury Rate Locks (“Locks”) in August 2002 with the notional amount of $75 million. These Locks effectively fixed the underlying treasury rate for the pricing of our private placement at 3.67% and settled on September 17, 2002, the same day our private placement of debt deal was priced. The unrealized loss of these Locks in the amount of $981 (net of tax) was recorded in “Other comprehensive income”, on our Consolidated Balance Sheet and will be recognized over the life of the notes. Approximately $140 of net derivative losses included in “Other comprehensive income”, at January 3, 2004 will be recognized as expense within twelve months from that date.

During the third quarter of 2001, we dedesignated $150 million of notional amount of interest rate swaps due to the sale of discontinued operations (see Note 5). We recognized an additional $6,258 (net of tax) expense as a result of the dedesignation of these cash flow hedges and reported it as a component of the gain on sales of discontinued operations.

Foreign Exchange Risks

A portion of revenue, earnings and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Substantially all foreign exchange risks are managed through operational means. However, we believe that some foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts are not designated for hedging treatment under SFAS No. 133, as amended. At January 3, 2004, we did not have any foreign currency forwards or option contracts outstanding.

The following table summarizes the net activities in other comprehensive income related to derivatives classified as cash flow hedges when they were outstanding:

Balance as of December 28, 2002	$(947)
Losses recognized as expense	218
Income tax expense related to items of other comprehensive income	(77)

Total, net of tax	$(806)

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

Information concerning our operating business segments for fiscal 2003, 2002 and 2001 for our continuing operations is as follows:

	2003
	PQIL	PQBS	Corporate	Total
Net sales	$279,510	$190,141	$—	$469,651
Earnings from continuing operations before interest and taxes	$55,144	$55,882	$(16,372)	$94,654
Capital expenditures	$60,110	$10,259	$450	$70,819
Depreciation and amortization	$54,583	$5,919	$194	$60,696
Total assets	$572,367	$119,927	$31,742	$724,036

	2002
	PQIL	PQBS	Corporate	Total
Net sales	$249,382	$178,942	$—	$428,324
Earnings from continuing operations before interest and taxes	$48,964	$52,064	$(11,467)	$89,561
Capital expenditures	$75,585	$4,975	$235	$80,795
Depreciation and amortization	$42,602	$4,879	$167	$47,648
Total assets	$489,474	$105,490	$36,553	$631,517

	2001
	PQIL	PQBS	Corporate	Total
Net sales	$236,003	$165,625	$—	$401,628
Earnings from continuing operations before interest and taxes	$40,302	$37,713	$(11,589)	$66,426
Capital expenditures	$64,961	$5,537	$368	$70,866
Depreciation and amortization	$45,730	$6,744	$1,080	$53,554
Total assets	$428,858	$104,282	$73,227	$606,367

Information of our operations by geographic area for fiscal 2003, 2002 and 2001 for our continuing operations is as follows:

	2003	2002	2001
Geographic Area Data
Net Sales (1):
United States	$357,682	$323,105	$310,384
Europe/Asia	87,070	80,330	58,509
Other	24,899	24,889	32,735

Total	$469,651	$428,324	$401,628

Total Assets:
United States	$600,388	$524,690	$527,276
Europe/Asia	106,305	95,022	77,472
Other	17,343	11,805	1,619

Total	$724,036	$631,517	$606,367

(1)	Revenue is classified according to its country and destination (including exports to such areas).

Note 3—Acquisitions and Disposal of Assets

On December 30, 2002, the second day of our 2003 fiscal year, we purchased all interest in Bigchalk that we did not previously own for a negotiated value of about $27,000, which includes a holdback of $3,380 and is net of approximately $19,700 in cash held by Bigchalk that we received after the acquisition. The results of Bigchalk’s operations have been included in our Consolidated Financial Statements since the date of acquisition. Had Bigchalk been acquired effective the first day of our 2002 fiscal year, pro forma unaudited consolidated net sales, net earnings and net earnings per common share would have been as follows:

Pro Forma for the Fifty-Two Weeks Ended December 28, 2002
Net sales	$451,861
Earnings from continuing operations	$40,526
Net earnings per common share:
Basic	$1.55
Diluted	$1.52

At the date of acquisition, Bigchalk developed and marketed products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. Since we previously owned 38.0% of Bigchalk, we provided our content to Bigchalk in exchange for a royalty. As a result of our acquisition, PQIL will be entering the K-12 market directly.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the Bigchalk acquisition:

At December 30, 2002

Short-term deferred tax assets	$5,293
Other current assets including cash	24,271

Total current assets	29,564

Net property, plant, equipment and product masters	1,000
Identifiable intangibles	6,837
Other assets including long-term deferred tax assets	23,197
Goodwill	22,925

Total assets acquired	83,523

Current liabilities	24,241
Deferred revenue	15,804

Total liabilities assumed	40,045

Net assets acquired	$43,478

The $6,837 of acquired intangible assets, which principally consist of customer lists, have a weighted-average useful life of approximately 4.6 years.

The amount of $22,925 of goodwill was assigned to PQIL. Of that amount $0 is expected to be deductible for tax purposes. The purchase agreement includes a holdback in the amount of $3,380.

In July 2003, we acquired SIRS Publishing, Inc. (“SIRS”) for $26,400 and the assumption of certain liabilities. Although we have not finalized the allocation of the purchase price, we do not expect the final allocation to differ materially from our initial allocation, which includes approximately $31,000 of goodwill. This acquisition did not have a material impact on our Consolidated Financial Statements.

In November 2003, we purchased certain assets of Electronic Distribution Networks (“eDn”) for $632 and the assumptions of certain liabilities. This acquisition did not have a material impact on our Consolidated Financial Statements.

On October 31, 2001, we sold certain assets of MotorcycleWorld.com, Inc. (“MCW”), including MCW’s various domain names and web site content to Powersports Network, Inc.

	Proceeds	Loss on Sale
The sale of MotorcycleWorld.com	$100	$2,312

There were no sales of assets in 2003 or 2002.

Note 4—Income Taxes

Earnings from continuing operations before income taxes and equity in loss of affiliate in fiscal 2003, 2002 and 2001 were attributable to the following locations:

	2003	2002	2001
United States	$68,553	$56,593	$43,568
Foreign	8,445	3,709	(2,181)

Earnings from continuing operations before income taxes and equity in loss of affiliate	$76,998	$60,302	$41,387

The provision for income taxes attributable to income from continuing operations in fiscal 2003, 2002 and 2001 included the following:

	2003	2002	2001
Current income tax expense (benefit):
United States	$603	$(6,987)	$10,475
State and local	4,647	(3,238)	803
Foreign	3,714	549	591

Current income tax expense	8,964	(9,676)	11,869

Deferred income tax expense (benefit):
United States	16,264	28,025	3,622
State and local	2,180	305	356
Foreign	(231)	(732)	(120)

Deferred income tax expense	18,213	27,598	3,858

Income tax expense	$27,177	$17,922	$15,727

Included above are current tax benefits of $1,286 in 2003, $5,595 in 2002 and $16,542 in 2001. These benefits relate to the utilization of previously unrecognized capital and net operating loss carryforwards and the increase in the net operating loss carryforwards as a result of favorable federal audit settlements.

The significant components of deferred income tax expense attributable to income from continuing operations in fiscal 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Deferred income tax expense (benefit), exclusive of components listed below:	$18,227	$30,726	$4,302
Benefits of operating loss carryforwards	(14)	(3,128)	(444)

Deferred income tax expense	$18,213	$27,598	$3,858

The differences between our effective tax rate for income taxes attributable to continuing operations and the statutory federal income tax rate in fiscal 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	3.0	1.2	2.8
Foreign taxes	(1.4)	(2.5)	3.0
Amortization/write-off of goodwill	—	—	2.0
Capital loss carryback	—	(2.4)	—
Benefit from export tax incentives	(1.2)	(1.8)	(2.4)
Other	(0.1)	0.2	(2.4)

Effective income tax rate	35.3%	29.7%	38.0%

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The tax effects of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2003 and 2002 were as follows:

	2003	2002
Deferred tax assets are attributable to:
Accrued expenses	$5,172	$2,984
Deferred compensation & pension benefits	14,367	12,127
Net operating loss carryforwards	21,855	6,249
Net capital loss carryforwards	46,751	40,178
Tax credit carryforwards	24,205	31,932
Investment in Bigchalk	—	11,978
Other	2,818	2,522

Total gross deferred tax assets	115,168	107,970
Valuation allowance	(56,311)	(59,395)

Net deferred tax assets	58,857	48,575

Deferred tax liabilities are attributable to:
Purchased and developed software	(9,887)	(5,192)
Goodwill	(22,830)	(21,312)
Property, plant and equipment	(7,049)	(14,391)
Other	(2,714)	(4,122)

Total gross deferred tax liabilities	(42,480)	(45,017)

Net deferred tax asset	$16,377	$3,558

The principal component of the valuation allowance is a U.S. capital loss carryforward. The net change in the valuation allowance for 2003 and 2002 were ($3,084) and ($5,574), respectively. The reduction in the valuation allowance during fiscal 2003 primarily relates to the elimination of the Bigchalk equity loss valuation allowance due to the purchase of the remaining interest in Bigchalk and the conversion of Bigchalk into a consolidated subsidiary in 2003. The amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill is $4,485.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or creditable. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of January 3, 2004, we believe it is more likely than not that we will realize the benefits of these deductible and creditable differences, net of the existing valuation allowances. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At the end of fiscal 2003, the federal domestic net operating loss carryforwards were $45,960 and expire as follows: $24,217 in 2020 and $21,743 in 2021. These losses were acquired by ProQuest’s U.S. consolidated group as part of the Bigchalk purchase. The utilization of these losses is subject to an annual limitation of $2,575 due to change in control restrictions. In addition, the Company acquired state net operating loss carryforwards of $3,100 which expire as follows: $244 in 2005-2008 and $2,856 in 2010-2021.

At the end of fiscal 2003, the foreign net operating loss carryforwards were $7,304 and expire as follows: $1,048 in 2006, $1,527 in 2007, $2,047 in 2008, $56 in 2009 and $2,626 may be carried forward indefinitely.

At the end of fiscal 2003, the domestic and foreign capital loss carryforwards were $116,706 expiring in 2006 and $19,679 that may be carried forward indefinitely, respectively.

At the end of fiscal 2003, the foreign tax credit carryforwards were $5,903, expiring in 2006. The research and development credits were $7,083 and expire as follows: $2,265 in 2010-2012 and $4,818 in 2018-2022.

In the U.S., our current tax liability is the greater of our regular tax or Alternative Minimum Tax (“AMT”). To the extent that AMT exceeds regular tax, we are entitled to an AMT credit. At the end of fiscal 2003, we have AMT credits of $11,219 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event that the regular tax exceeds the AMT.

Income taxes paid, net of refunds, for fiscal 2003, 2002 and 2001 were $4,392, $10,426 and $2,516, respectively.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary difference totaled $16,373 at January 3, 2004. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

Note 5—Discontinued Operations

In the first quarter of fiscal 2000, we adopted a plan to divest of Imaging, MMT in both the North American and international markets and our financing subsidiary. Accordingly, the operating results of these businesses have been segregated from our continuing operations. The Consolidated Statements of Operations separately reflect the earnings of these businesses. The interest on our debt that was assumed by the buyers was specifically allocated to discontinued operations, the imputed interest associated with the monetized future billings was allocated to continuing operations and the remainder of the interest expense was allocated between continuing and discontinued operations based on the average asset basis.

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

In February 2001, we sold our Imaging business to Eastman Kodak for $135,000. In June 2001, we sold a majority of MMT’s foreign operations to Pitney Bowes for $51,000. In September 2001, we sold our North American MMT business and finance-related business to Glencoe Capital for $145,000 less amounts retained by the buyer for proposed working capital adjustments. Included in the proceeds from Glencoe Capital was a seller-financing note in the amount of $21,750. As part of the working capital adjustment that was finalized in 2002, the seller note was offset against amounts due to buyers.

Further, gains or losses resulted from the sale of each discontinued business, and were derived as follows (dollars in millions):

Total Year 2001
Purchase price	$331.0
Net assets, reserves and expenses	(327.0)

Gain on sales	$4.0
Income tax expense	(1.5)

Gain on sales of discontinued operations, net of tax	$2.5

The gain from sales of discontinued operations recognized in 2002 was due to a reversal of an accrual which we determined was no longer needed.

Note 6—Cumulative Effect of a Change in Accounting Principle

In December 1999, the Securities and Exchange Commission (“SEC”) issued SAB 101. As a result of this pronouncement, we modified our accounting for revenue from new online subscriptions in the PQIL segment and from APSP agreements in the PQBS segment beginning in fiscal 2000.

As a result of the changes in the methods of accounting for revenue, approximately $114,800 of revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $14,945, $23,989 and $31,524 was recognized in 2003, 2002 and 2001, respectively and $42 will be recognized in 2004.

Note 7—Goodwill, Software and Other Intangible Assets

In the first quarter of fiscal 2002, we adopted SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis.

The following sets forth a reconciliation of net earnings and earnings per share information adjusted for the non-amortization provisions for SFAS No. 142 for the periods indicated:

	Year Ended
	January 03, 2004	December 28, 2002	December 29, 2001
Earnings from continuing operations	$49,821	$42,380	$12,286
Earnings from discontinued operations, net of tax	—	—	3,002
Gain on sales of discontinued operations, net of tax	—	639	2,476
Add back: Goodwill amortization, net of tax	—	—	5,051

Adjusted net earnings	$49,821	$43,019	$22,815

	Year Ended
	January 03, 2004	December 28, 2002	December 29, 2001
Basic net earnings per share:
Earnings from continuing operations	$1.77	$1.62	$0.52
Earnings from discontinued operations	—	—	0.13
Gain on sales of discontinued operations	—	0.02	0.10
Add back: Goodwill amortization	—	—	0.21

Adjusted basic net earnings per share	$1.77	$1.64	$0.96

	Year Ended
	January 03, 2004	December 28, 2002	December 29, 2001
Diluted net earnings per share:
Earnings from continuing operations	$1.75	$1.59	$0.51
Earnings from discontinued operations	—	—	0.13
Gain on sales of discontinued operations	—	0.02	0.10
Add back: Goodwill amortization	—	—	0.21

Adjusted diluted net earnings per share	$1.75	$1.61	$0.95

The changes in the carrying amount of goodwill for the fiscal years ended January 3, 2004 and December 28, 2002 are as follows:

	PQIL	PQBS	Total
Balance as of December 30, 2001	$183,948	$47,585	$231,533
Reclassification of goodwill previously included in other assets	2,054	—	2,054
Goodwill acquired in fiscal 2002 (1)	13,767	—	13,767

Balance as of December 28, 2002	199,769	47,585	247,354

Goodwill acquired in fiscal 2003 (1)	55,563	776	56,339

Balance as of January 03, 2004	$255,332	$48,361	$303,693

(1)	Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior year acquisitions.

Included in amortization expense is software amortization of $11,390, $9,386 and $9,070, for the years 2003, 2002 and 2001, respectively. Furthermore, in 2003, we capitalized approximately $1,623 for external use software. We recognized $119 in amortization expense related to this external use software in 2003, compared to $0 in 2002. Also included in amortization expense is license amortization of $2,124, $1,947 and $336, for the years 2003, 2002 and 2001, respectively.

As of January 3, 2004 our intangible assets and related accumulated amortization consisted of the following:

	Gross	Accumulated Amortization	Net
Customer lists	$9,218	$(1,961)	$7,257
Trademark	2,000	(67)	1,933
Acquired software	211	(14)	197
Non-compete agreement	50	(2)	48

Total identifiable intangibles, net	$11,479	$(2,044)	$9,435

We recorded $2,044 of amortization expense during 2003. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2004–$2,488; 2005–$2,395; 2006–$2,216; 2007–$1,844; 2008–$492.

During 2003, we acquired the following intangible assets:

		Weighted Average Amortization Period
Customer lists	$8,526	4.6 years
Trademark	2,000	5 years
Acquired software	211	2.5 years
Non-compete agreement	50	5 years

Total identifiable intangibles, net	$10,787

Note 8—Other Current Assets

Other current assets at the end of fiscal 2003 and 2002 consist of the following:

	2003	2002
Short-term deferred tax asset	$9,549	$493
Prepaid taxes	4,553	5,674
Prepaid royalties	15,188	13,289
Commissions	2,536	2,456
Maintenance agreements	2,693	1,349
Other	5,227	2,214

Total	$39,746	$25,475

Note 9—Other Assets

Other assets at the end of fiscal 2003 and 2002 consist of the following:

	2003	2002
Long-term deferred tax asset	$6,828	$3,065
Licenses, net	9,560	10,596
Long-term commissions	4,471	4,914
Other	6,243	4,225

Total	$27,102	$22,800

Note 10—Accrued Expenses

Accrued expenses at the end of fiscal 2003 and 2002 consist of the following:

	2003	2002
Salaries, wages and bonuses	$24,826	$17,346
Profit sharing	3,284	3,416
Discontinued operations reserve	3,391	750
Accrued income taxes	970	611
Accrued interest	2,166	2,266
Other	4,791	3,701

Total	$39,428	$28,090

Note 11—Other Liabilities

Other liabilities at the end of fiscal 2003 and 2002 consist of the following:

	2003	2002
Deferred compensation and pension benefits	$42,381	$39,343
Long-term discounted operations	—	5,181
Other	20,063	16,356

Total	$62,444	$60,880

Note 12—Debt and Lines of Credit

Debt at the end of fiscal 2003 and 2002 consist of the following:

	2003	2002
Notes payable	$300	$62

Long-term debt:
5.45% senior notes due 10/01/12	$150,000	$150,000
Revolving credit agreement	41,000	37,000

Long-term debt	191,000	187,000
Less: current maturities	—	—

Long-term debt, less current maturities	$191,000	$187,000

The weighted average interest rate on our borrowings at the end of fiscal 2003 and 2002 was 4.74% and 4.85%, respectively.

Under our Revolving Credit Agreement (“Credit Agreement”), the maximum amount available is currently $175,000. The final maturity date of the Credit Agreement is October 3, 2005 with no principal payments due until that date. The interest rate on borrowings under the Credit Agreement is determined at the time of borrowing and is based upon our leverage ratio. The interest rate in effect as of January 3, 2004 was (at our option), either LIBOR + 1.00%, which was 2.12% ($41,000 outstanding at January 3, 2004), or the prime rate + 0.25%, which was 4.25% ($0 outstanding at January 3, 2004).

Under the agreement related to our senior notes, we borrowed $150.0 million in 2002. The final maturity date of the Note Purchase Agreement is October 1, 2012, with no principal payments due until October 1, 2006. The notes will amortize in seven equal annual payments of $21,429, beginning October 1, 2006 and ending on October 1, 2012. The interest rate on these senior notes is fixed at 5.45% and is payable semi-annually.

The Credit Agreement and the Note Purchase Agreement require compliance with leverage, fixed charge and net worth covenants. We and our two largest domestic operating subsidiaries are jointly and severally liable as guarantors under both agreements. The Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of our common stock.

A portion of our availability under the Credit Agreement has been utilized to issue letters of credit to support our insurance coverage, leases and certain customer contracts. At January 3, 2004, the total of the face amounts of the outstanding letters of credit was $2,527. The letters of credit renew either annually or automatically with the face amount adjusted. At the end of fiscal 2003, we had $131,473 of additional credit available under our Credit Agreement.

We also have the ability to borrow up to $5,000 on an uncommitted line of credit. The borrowing period under this line of credit cannot exceed seven days. The balance outstanding under this line was $300 at January 3, 2004, and was recorded as “Notes payable”, on our Consolidated Balance Sheet.

For the five years subsequent to 2003, annual maturities of long-term debt are: 2004 - $0; 2005 - $41,000; 2006 - $21,429; 2007 - $21,429 and 2008 - $21,429.

Interest paid for continuing and discontinued operations in fiscal 2003, 2002 and 2001 was $19,026, $34,048 and $49,053, respectively.

Note 13—Fair Value of Financial Instruments

Our financial instruments include accounts receivable, long-term receivables, accounts payable and long-term debt. We believe that fair value approximates book value for accounts receivable and accounts payable due to their short-term nature. In addition, the book value for monetized future billings approximates fair value because at the time of monetization, we receive an amount equal to the discounted value of future billings that will be received from the customer. The amount received at the time of monetization is recorded as “Monetized future billings” in our Consolidated Balance Sheet.

The fair value of long-term receivables is discounted using the weighted average effective borrowing rate at the end of the year. The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to us for debt with the same or similar maturities and terms. At January 3, 2004 and December 28, 2002 long-term receivables were recorded at $5,106 and $4,635, respectively. At January 3, 2004 and December 28, 2002 long-term debt was recorded at $191,000 and $187,000, respectively. At January 3, 2004 and December 28, 2002, $41,000 and $37,000 of the long-term debt was part of a revolving line of credit.

Following is a summary of financial instruments where the fair values differ from the recorded amounts as of January 3, 2004 and December 28, 2002:

	January 03, 2004		December 28, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$5,106	$4,616	$4,635	$4,251

Long-term debt:
5.45% senior notes due on 10/01/12	$150,000	$150,150	$150,000	$151,095
Revolving credit agreement	41,000	41,000	37,000	37,000

Total long-term debt	$191,000	$191,150	$187,000	$188,095

The fair value of the 5.45% senior notes at January 3, 2004 recorded at $150,000 is based on quoted market prices. The carrying amount of the revolving line of credit was assumed to approximate fair value due to the floating market interest rates to which the revolving line of credit is subject.

Note 14—Leases

We lease certain facilities and equipment for production, selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 2003 were as follows:

2004	$21,477
2005	13,740
2006	9,036
2007	4,701
2008	3,092
Subsequent to 2008	1,548

Total	$53,594

Total rental expenses for fiscal 2003, 2002 and 2001 were $19,993, $19,235 and $16,714, respectively.

Note 15—Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Eligible employees of our domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 2003, 2002 and 2001 related to these plans were $3,341, $3,324 and $3,121, respectively.

We also have defined benefit pension plans covering certain domestic and international employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. We fund our foreign plans based on local statutes and fund our domestic plans in amounts that fulfill the funding requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, fixed income securities and cash equivalents. Total estimated contributions to be paid to the plans or to the beneficiaries during fiscal 2004 are $2,800.

In addition, we have contributory and non-contributory postretirement medical benefit plans and a non-contributory postretirement life insurance benefit plan covering certain domestic employees. All of these other postretirement benefit plans are unfunded.

The net cost of pension and other postretirement benefit plans for fiscal 2003, 2002 and 2001 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$570	$637	$1,491	$72	$56	$39
Interest cost	4,426	4,409	4,305	118	145	137
Expected return on plan assets	(2,682)	(3,450)	(4,306)	—	—	—
Amortization of prior service cost	229	205	257	—	—	—
Recognized net actuarial loss/(gain)	454	69	82	(7)	—	26

Net pension and other postretirement benefit cost	$2,997	$1,870	$1,829	$183	$201	$202

The funded status of pension and other postretirement benefit plans at the end of fiscal 2003 and 2002 were as follows:

Obligation and Funded Status

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning of year	$65,966	$70,692	$2,240	$2,148
Service cost	570	637	72	56
Interest Cost	4,426	4,409	118	145
Participant contributions	75	142	—	—
Effect of sold businesses(1)	—	(8,420)	—	—
Actuarial (gain)/loss	3,300	1,943	(251)	182
Benefits paid	(3,524)	(3,437)	(247)	(291)

Benefit obligation, end of year	$70,813	$65,966	$1,932	$2,240

Change in Plan Assets
Fair value, beginning of year	$31,705	$46,822	$—	$—
Actual return / (loss) on plan assets	4,144	(6,801)	—	—
Participant contributions	75	142	—	—
Effect of sold businesses (1)	—	(7,038)	—	—
Company contributions	2,136	2,017	247	291
Benefits paid	(3,524)	(3,437)	(247)	(291)

Fair value, end of year	$34,536	$31,705	$—	$—

Funded/(unfunded) status	$(36,277)	$(34,261)	$(1,932)	$(2,240)
Unrecognized net actuarial (gain)/loss	14,157	11,549	(62)	182
Unrecognized prior service cost	233	413	—	—

Accrued benefit cost	$(21,887)	$(22,299)	$(1,994)	$(2,058)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit liability	$(23,815)	$(22,897)	$(1,994)	$(2,058)
Minimum pension liability	1,928	598	—	—

Net amount recognized	$(21,887)	$(22,299)	$(1,994)	$(2,058)

(1)	In 2002, a portion of the Imaging pension plan was transferred to the buyer, based on employee election.

Weighted Average Assumptions as of end of year

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount rate	5.73%	6.06%	6.25%	6.75%
Expected long-term return on plan assets	6.75%	7.00%	—	—
Rate of compensation increase	3.80%	4.18%	—	—

Additional Information

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Increase in minimum liability included in other comprehensive income	$864	$383	$—	$—

For our unfunded supplemental pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2003 and 2002 were as follows:

	2003	2002
Projected benefit obligation	$21,346	$20,697
Accumulated benefit obligation	$19,418	$19,489

Assumed Health Care Cost Trend Rates

	2003	2002
Health care cost trend rate assumed for next year	9.50%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2011	2011

Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects:

1% Increase
Benefit obligation, end of fiscal 2003	$153
Net postretirement benefit cost for fiscal 2003	$18

1% Decrease
Benefit obligation / (asset), end of fiscal 2003	$(142)
Net postretirement benefit cost / (income) for fiscal 2003	$(16)

1% Increase
Benefit obligation, end of fiscal 2002	$170
Net postretirement benefit cost for fiscal 2002	$18

1% Decrease
Benefit obligation / (asset), end of fiscal 2002	$(159)
Net postretirement benefit cost / (income) for fiscal 2002	$(16)

During December 2003, Congress passed the Medicare Act of 2003. The above information related to our other postretirement benefits does not reflect any effects of the Act. Specific authoritative guidance on accounting for the Medicare Act, especially any federal subsidy on prescription drug coverage is pending. When guidance is issued, we may be required to change the above information.

Note 16—Common Stock

We have 50,000 authorized shares of common stock, ($.001 par value per share), 28,964 shares issued and 28,378 outstanding as of January 3, 2004 and 28,482 shares issued and 28,023 outstanding as of December 28, 2002. On June 21, 2002 we successfully completed a stock offering of 3,702 shares of $.001 par value common stock at a price of $35.40 per share in which we received net proceeds of $123,295, after offering expenses.

Our Credit Agreement contains certain restrictions on the payment of dividends and repurchases of our common stock (see Note 12).

On January 9, 2003, our Board of Directors approved an authorization to acquire up to 5% of our outstanding shares of $.001 par value common stock. Stock repurchased under this authorization is accounted for as treasury stock, carried at cost and reflected as a reduction to shareholders’ equity. Through January 3, 2004, we purchased 70 thousand shares in the open market for a cost of $1,328.

Note 17—Stock Compensation Plans

Stock Option Plan

In fiscal 2003, we adopted the 2003 ProQuest Strategic Performance Plan (“Option Plan”), which replaced the ProQuest Company 1995 Stock Option Plan and the ProQuest Company Non-Employee Directors Stock Option Plan. Under the Option Plan, 5,060 shares of common stock were reserved for issuance. The Option Plan is administered by the Compensation Committee of the Board of Directors which has the authority to establish the terms and conditions of awards granted under the Option Plan. Under the Option Plan, stock options are the most widely-used form of incentive awards; however, the Option Plan permits the Committee to grant stock appreciation rights, restricted stock, performance stock, performance units, annual management incentive awards and other stock or cash awards.

In addition, options granted to certain executives may contain a replacement option feature. When the option’s exercise price is paid with shares of ProQuest’s common stock, which the executive previously owned for over six months, a replacement option is granted for the number of shares used to make that payment. The replacement option has an exercise price equal to the fair market value of ProQuest’s common stock on the date the replacement option is granted, is exercisable in full six months after the date of the grant, and has a term expiring on the expiration date of the original options.

Additionally, concurrent with our initial public equity offering in 1995, we granted options for 1,115 shares to certain senior executives (“Senior Executive Grantees”), with a series of six option exercise prices (the first of which equaled the initial public equity offering price, with each subsequent exercise price set at 120% of the preceding exercise price). The term for these options was six years, with the options vesting in installments commencing after year three. In fiscal 1999, the unvested options set to expire in May 2000, were extended through May 2005. In fiscal 1999, options for 100 shares were granted to one of the Senior Executive Grantees, which have a six-year term and vested after three years.

At the end of fiscal 2003, we had options outstanding for 1,589 shares to the Key Executive Grantees. The term for these options is six or ten years, vesting in equal annual increments over either a three-year or a five-year period.

At the beginning of fiscal year 2001, we implemented a long-term incentive benefit for one of our key executives which is comprised of two elements: a grant of 406 options and an incentive compensation arrangement that is based on 406 stock appreciation units. The options have a ten year term and vest after seven years unless certain stock price targets were achieved. All of these options vested after three years, because these stock price targets were exceeded. During 2001, we recognized $4,000 of expense, $3,000 which was the amount stated in the Incentive Compensation Agreement due for the successful completion of the sale of one of our discontinued operations as well as an additional $1,000 in expense based on the appreciation of our stock price at December 29, 2001. During 2002, we reversed the $1,000 accrual, based on our December 28, 2002 stock price. During 2003, we recognized an additional $2,261 in expense based on the appreciation of our stock price at December 31, 2003. This amount will be paid out to the key executive in 2004. The $3,000 associated with the completion of the sale of one of our discontinued operations was paid out to the key executive in 2001 and 2002.

A summary of the stock option transactions for fiscal 2001, 2002 and 2003 is as follows:

	Senior Executive Grantees		Key Executive Grantees		Director Grantees
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
Balance at the end of fiscal 2000	1,167	$29.87	1,088	$23.91	53	$28.76
2001:
Granted	406	25.26	398	24.15	10	31.00
Exercised	(182)	20.39	(269)	24.46	—	—
Forfeited/cancelled	(353)	32.91	(93)	28.13	(9)	29.40

Options outstanding at the end of fiscal 2001	1,038	$25.65	1,124	$23.21	54	$29.16

Options exercisable at the end of fiscal 2001	508	$31.19	317	$24.12	54	$29.16

Weighted average fair value of options granted during fiscal 2001	$4.06		$8.86		$12.72

2002:
Granted	—	—	403	34.61	7	35.50
Exercised	—	—	(223)	23.71	—	—
Forfeited/cancelled	—	—	(110)	27.94	—	—

Options outstanding at the end of fiscal 2002	1,038	$25.65	1,194	$27.08	61	$29.86

Options exercisable at the end of fiscal 2002	608	$31.51	437	$24.43	61	$29.86

Weighted average fair value of options granted during fiscal 2002	$—		$14.49		$14.70

2003:
Granted	—	—	650	19.63	12	26.72
Exercised	(250)	22.55	(218)	22.89	—	—
Forfeited/cancelled	—	—	(37)	28.02	—	—

Options outstanding at the end of fiscal 2003	788	$25.26	1,589	$24.86	73	$29.36

Options exercisable at the end of fiscal 2003	585	$28.31	592	$26.50	73	$29.36

Weighted average fair value of options granted during fiscal 2003	$—		$9.80		$13.34

The following table provides additional information with respect to stock options outstanding at the end of fiscal 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.01—$20.00	1,074	6.1	$17.82	389	$17.90
$20.01—$25.00	340	6.5	22.31	137	22.88
$25.01—$30.00	170	6.5	28.27	86	27.35
$30.01—$35.00	487	4.0	32.72	410	32.59
$35.01—$40.00	365	5.7	37.01	223	37.55
$40.01—$45.00	14	8.3	40.82	5	40.82

	2,450	5.7	$25.12	1,250	$27.51

Securities authorized for issuance under equity compensation plans at January 3, 2004 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders	2,450	$25.12	1,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,450	$25.12	1,000

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

Employee Stock Purchase Plan

In fiscal 1996, our Board of Directors adopted the Associate Stock Purchase Plan (“ASPP”), whereby employees are afforded the opportunity to purchase ProQuest Company shares, by authorizing the sale of up to 500 shares of common stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. The number of ASPP shares purchased was 11 and 13 for the fiscal years ended 2003 and 2002. Under SFAS No. 123, the ASPP is a non-compensatory plan.

Note 18—Foreign Currency Transactions

In the past, we have entered into contracts to buy or sell foreign currencies, primarily British pounds and Canadian dollars. These contracts were properly recorded at fair market value with the changes in fair value recognized in interest expense and were not designated for hedging treatment under SFAS No. 133, as amended. At January 3, 2004 we have no outstanding foreign currency contracts.

Net foreign currency transaction gains (losses) for fiscal 2003, 2002 and 2001 of $423, ($616) and ($1,121), respectively, have been included in the earnings of the respective periods.

Note 19—Contingent Liabilities

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect upon our consolidated operations or financial condition and we believe we have recognized appropriate reserves as necessary.

A portion of our availability under our Credit Agreement has been utilized to issue letters of credit to support our insurance coverage, leases and certain customer contracts. At January 3, 2004 the total of the face amounts of the outstanding letters of credit was $2,527. The letters of credit renew either annually or automatically.

We have one guarantee outstanding as of January 3, 2004 related to the APSP contracts that we have monetized with a third party. In connection with these transactions, we retain maximum credit risk of approximately $1,300 per year, in cases where our dealership customers cease paying their monthly contract amount. This amount may be reduced if we are able to successfully remarket any hardware that we recover from the dealership.

Note 20—Related Party Transactions

Prior to 2002, we had made loans (the balance of which totaled $279 at the end of fiscal 2003) to certain key current and former executives in connection with their purchases of our common stock. Pursuant to the terms of such loans, the shares acquired are pledged as security. There are no current officers with a loan outstanding at the end of fiscal 2003. Each loan is evidenced by an installment note maturing five years from the date of the note and bearing interest at our marginal rate of borrowing. Interest and principal may be deferred until the maturity date.

On January 3, 2004, Todd S. Nelson, President and Chief Executive Officer of Apollo Group, Inc., the parent company of the University of Phoenix, was appointed to our Board of Directors. The University of Phoenix has purchased some of our PQIL products totaling less than $500. These subscriptions were entered into prior to Mr. Nelson’s Board appointment and negotiated as an arms-length transaction.

Note 21 – Investments in Affiliates

In December 1999, we combined our K-12 Internet business with the K-12 Internet business of Infonautics, Inc., to form Bigchalk. As a result of both venture capital financing and the exchange of our investment in an entity acquired by Bigchalk for additional shares in Bigchalk, we owned approximately 38.0% of Bigchalk on a fully diluted basis as of December 28, 2002. On December 30, 2002 the second day of our 2003 fiscal year, we purchased the remainder of Bigchalk (See Note 3).

Summarized financial information of Bigchalk for fiscal 2002 (unaudited) was as follows:

Condensed Statement of Operations:
2002
Net sales	$26,546
Gross profit	18,666
Loss before income taxes	(9,361)
Net loss	(9,209)

Condensed Statement of Financial Condition:
2002
Current assets	$25,244
Non-current assets	9,423

Total assets	$34,667

Current liabilities	$16,926
Non-current liabilities	136,624
Stockholders’ deficit	(118,883)

Total liabilities and stockholders’ deficit	$34,667

On December 4, 2000, we entered into a Limited Liability Company Agreement with General Motors Corporation, DaimlerChrysler Corporation and Ford Motor Company to form OEConnection (“OEC”). We contributed our product CollisionLink and a 15 person development team, while each of the other three partners agreed to contribute cash of up to $7.0 million. OEC extends the established Electronic Parts Catalog business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel. Eventually, OEC expects to expand their customer base to include dealers, collision shops, installers and fleet facilities.

The Limited Liability Company Agreement provides that our three partners will divide any losses equally up to the first $21.0 million and we will share in any income/losses after that point. To date, OEC’s losses have not exceeded this $21.0 million threshold. For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until January 31, 2007, we earn a royalty on OEC’s net revenues which will be recorded in “Net sales”, on our Consolidated Statement of Operations. The royalty recognized was $1,107 for the fiscal year ended January 3, 2004.

Note 22—Interim Financial Information (unaudited)

Historically, we have experienced less net sales, net earnings and cash flow in the first fiscal quarter with our highest net sales, net earnings and cash flow in the fourth fiscal quarter. The following table presents our quarterly results of continuing operations for fiscal 2003 and fiscal 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2003

Net sales	$111,843	$115,100	$116,743	$125,965	$469,651
Gross profit	55,837	57,244	59,343	67,582	240,006
Net earnings	11,236	12,287	11,746	14,552	49,821

Earnings per basic share	0.40	0.44	0.41	0.51	1.77

Earnings per diluted share	0.40	0.43	0.41	0.51	1.75

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2002

Net sales	$102,752	$108,980	$106,370	$110,222	$428,324
Gross profit	55,002	57,360	54,276	58,853	225,491
Earnings from continuing operations	8,278	10,151	5,962	17,989	42,380

Earnings per basic share:
Earnings from continuing operations	0.34	0.41	0.21	0.64	1.62

Earnings per diluted share:
Earnings from continuing operations	0.34	0.40	0.21	0.64	1.59

Note 23—Subsequent Events

On February 4, 2004, the Compensation Committee of our Board of Directors granted options to six company executives subject to shareholder approval.

Under this option grant, these executives will receive a total of 2,329.5 options. These options vest after seven years and expire in ten years. However, if certain stock price thresholds are met during the next seven years, vesting of the options will be accelerated. These thresholds represent an 8% to 10% compounded annual stock price growth rates for 3 to 5 years. If these thresholds are not met, no vesting will be accelerated. If the stock price thresholds are met and acceleration occurs, there is an additional requirement of continued service of five years before full vesting occurs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Based on a recent evaluation which was completed as of the end of our fiscal 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in all material respects to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding Directors and Executive Officers of the Registrant is included at the end of Part I of this report under the caption “Directors and Executive Officers” and is also set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the caption “Election of Directors”), and is hereby incorporated by reference. Furthermore, the audit committee financial expert is set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the caption “Corporate Governance”), and is hereby incorporated by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the caption “Compensation and Stock Ownership Information”), and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

Information regarding Related Party Transactions is included in Note 20 to the financial statements contained in Item 8 of this report. The remaining information required by this Item will be set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the caption “Related Party Transactions”), and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the captions “Audit Committee Report” and “Audit Committee Report”), and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.	Financial statements:

		The following Consolidated Financial Statements of ProQuest Company are included in Part II, Item 8, Financial Statements and Supplementary Data (pages 50-89):

		Independent Auditors’ Report

		Consolidated Statements of Operations - Fiscal Years 2003, 2002 and 2001

		Consolidated Balance Sheets - At the end of Fiscal Years 2003 and 2002

		Consolidated Statements of Cash Flows - Fiscal Years 2003, 2002 and 2001

		Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Fiscal Years 2003, 2002 and 2001

		Notes to Consolidated Financial Statements

	2.	Financial statement schedules filed as a part of this report:

		Financial Statement Schedules are omitted as the required information is either inapplicable, immaterial, or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

3.	Exhibits and Financial Statement Schedules

(a) Exhibits.

Exhibit No.	Description

*2.1	Purchase and Sale Agreement by and between the Company and BH Acquisition, Inc., dated September 20, 2001 is incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2001.

*2.2	Purchase and Sale Agreement, dated April 18, 2001 by and among the Company, Bell & Howell U.K. Holdings Limited, Bell & Howell Mail and Messaging Technologies Company, Pitney Bowes Inc., and Pitney Bowes International Holdings, Inc., is incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2001.

*2.3	Purchase and Sale Agreement dated December 30, 2002 by and among the Company, ProQuest Information and Learning Company, and Bigchalk, is incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2003.

*3.1	Form of Amended and Restated Certificate of Incorporation of ProQuest Company.

*3.2	By-laws of ProQuest Company (f/k/a Bell & Howell Operating Company) are incorporated herein by reference to Exhibit 4.2 to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 333-48425.

*10.1	Amended and Restated Profit Sharing Retirement Plan is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s (f/k/a Bell & Howell Operating Company) Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.2	Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit 10.4 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.3	Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.4	Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.5	Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

*10.6	Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.7	Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-59994.

*10.8	Registration Rights Agreement dated as of May 10, 1988 by and among Bell & Howell Group, Inc., and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.9	2003 ProQuest Strategic Performance Plan.

*10.10	Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

*10.11	Bell & Howell Company Executive Deferred Compensation Plan.

*10.11A	Supplement A to Bell & Howell Company Executive Deferred Compensation Plan.

*10.12	Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 33-99982.

*10.15	Incentive Compensation Agreement dated December 31, 2000 by and between Bell & Howell Company and James Roemer.

*10.15A	Incentive Compensation Agreement Amendment.

*10.16	Note Purchase Agreement dated as of October 1, 2002 ProQuest Company $150,000,000 5.45% Senior Notes due October 1, 2012.

*10.17	Revolving Credit Agreement dated as of October 3, 2002 among ProQuest Company, the lenders listed therein and Banc of America Securities LLC.

*10.18	Bell & Howell Company Nonqualified Stock Option Agreement dated December 31, 2000 by Bell & Howell Company and James Roemer.

*10.19	ProQuest Company – Finance Code of Ethics.

21.1	Subsidiaries of ProQuest Company.

23.1	Consent of KPMG LLP.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification of Alan W. Aldworth, President and Chief Executive Officer of ProQuest Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As previously filed

4. Reports on Form 8-K

A current report on Form 8-K was filed on October 28, 2003, furnishing our financial results for the quarter ended September 27, 2003 as required under Item 12 “Results of Operations and Financial Condition”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 18, 2004

ProQuest Company

By:	/s/ ALAN W. ALDWORTH
Alan W. Aldworth President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES P. ROEMER James P. Roemer	Chairman of the Board of Directors	March 18, 2004

/s/ ALAN W. ALDWORTH Alan W. Aldworth	President and Chief Executive Officer	March 18, 2004

/s/ KEVIN G. GREGORY Kevin G. Gregory	Senior Vice President, Chief Financial and Accounting Officer, and Assistant Secretary	March 18, 2004

/s/ DAVID BONDERMAN David Bonderman	Director	March 18, 2004

/s/ DAVID G. BROWN David G. Brown	Director	March 18, 2004

/s/ TODD S. NELSON Todd S. Nelson	Director	March 18, 2004

/s/ WILLIAM E. OBERNDORF William E. Oberndorf	Director	March 18, 2004

/s/ LINDA G. ROBERTS Linda G. Roberts	Director	March 18, 2004

/s/ GARY L. ROUBOS Gary L. Roubos	Director	March 18, 2004

/s/ WILLIAM J. WHITE William J. White	Director	March 18, 2004