Form 10-Q
period 2004-04-03
PROQUEST CO
filed 2004-05-13
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of May 10, 2004 was 28,478,877.

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen Week Periods Ended April 3, 2004 and March 29, 2003

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 3, 2004	March 29, 2003
Net sales	$116,240	$111,843
Cost of sales	(57,672)	(56,006)

Gross profit	58,568	55,837

Research and development expense	(4,731)	(5,018)
Selling and administrative expense	(31,916)	(28,650)

Earnings from operations before interest and income taxes	21,921	22,169

Net interest expense:
Interest income	260	171
Interest expense	(4,514)	(4,783)

Net interest expense	(4,254)	(4,612)

Earnings before income taxes	17,667	17,557
Income tax expense	(6,184)	(6,321)

Net earnings	$11,483	$11,236

Net earnings per common share:

Basic	$0.40	$0.40

Diluted	$0.40	$0.40

Weighted average number of common shares and equivalents outstanding:
Basic	28,406	28,013
Diluted	28,799	28,037

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of April 3, 2004, January 3, 2004 and March 29, 2003

(In thousands)

	April 3, 2004 (Unaudited)	January 3, 2004	March 29, 2003 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,676	$7,312	$5,984
Accounts receivable, net	79,506	94,242	78,306
Inventory, net	5,090	4,939	5,730
Other current assets	48,072	39,746	28,164

Total current assets	137,344	146,239	118,184

Property, plant, equipment and product masters, at cost	410,892	395,225	504,655
Accumulated depreciation and amortization	(224,273)	(214,480)	(325,828)

Net property, plant, equipment and product masters	186,619	180,745	178,827

Long-term receivables	4,009	5,106	3,490
Goodwill	304,469	303,693	295,539
Identifiable intangibles, net	9,754	9,435	8,252
Purchased and developed software, net	54,448	55,005	49,671
Other assets	18,699	23,813	21,321

Total assets	$715,342	$724,036	$675,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$300	$—
Accounts payable	38,968	49,156	36,146
Accrued expenses	21,256	39,428	36,253
Current portion of monetized future billings	25,352	25,583	26,250
Deferred income	106,383	121,890	109,302

Total current liabilities	191,959	236,357	207,951

Long-term liabilities:
Long-term debt	214,250	191,000	209,300
Monetized future billings, less current portion	44,933	46,835	50,437
Other liabilities	63,543	62,444	67,657

Total long-term liabilities	322,726	300,279	327,394

Shareholders’ equity:
Common stock ($.001 par value, 29,038 shares issued and 28,453 shares outstanding at April 3, 2004, 28,964 shares issued and 28,378 shares outstanding at January 3, 2004, and 28,490 shares issued and 27,981 shares outstanding at March 29, 2003)	28	28	28
Capital surplus	312,080	310,461	298,727
Notes receivable for stock purchases	(283)	(279)	(531)
Retained earnings (accumulated deficit)	(91,528)	(103,011)	(141,596)
Treasury stock, at cost	(14,515)	(14,515)	(12,554)
Other comprehensive (loss):
Accumulated foreign currency translation adjustment	(3,107)	(3,231)	(2,841)
Unrealized (loss) from derivatives	(771)	(806)	(911)
Minimum pension liability	(1,247)	(1,247)	(383)

Accumulated other comprehensive (loss)	(5,125)	(5,284)	(4,135)

Total shareholders’ equity	200,657	187,400	139,939

Total liabilities and shareholders’ equity	$715,342	$724,036	$675,284

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Thirteen Week Periods Ended April 3, 2004 and March 29, 2003

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 3, 2004	March 29, 2003
Operating activities:

Net earnings	$11,483	$11,236
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	16,365	14,894
Deferred income taxes	4,838	9,612

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	15,350	25,172
Inventory, net	(69)	(830)
Other current assets	(7,759)	(2,284)
Long-term receivables	1,097	1,145
Other assets	96	(823)
Accounts payable	(10,389)	(4,797)
Accrued expenses	(15,013)	(6,776)
Deferred income	(15,755)	(17,385)
Other long-term liabilities	(1,246)	(1,661)
Other, net	426	269

Net cash (used in) provided by operating activities	(576)	27,772

Investing activities:
Expenditures for property, plant, equipment, product masters and software	(20,744)	(22,137)
Acquisitions, net of cash acquired	(1,246)	(23,804)
Expenditures associated with discontinued operations	(2,367)	—

Net cash used in investing activities	(24,357)	(45,941)

Financing activities:
Net decrease in short-term debt	(303)	(53)
Proceeds from long-term debt	144,650	139,950
Repayment of long-term debt	(121,400)	(117,650)
Monetized future billings	(2,133)	(1,122)
Repurchases of common stock	—	(925)
Proceeds from exercise of stock options, net	1,469	179

Net cash provided by financing activities	22,283	20,379

Effect of exchange rate changes on cash	14	191

(Decrease)/increase in cash and cash equivalents	(2,636)	2,401

Cash and cash equivalents, beginning of period	7,312	3,583

Cash and cash equivalents, end of period	$4,676	$5,984

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Notes to the Consolidated Financial Statements

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

Note 1 - Basis of Presentation

The Consolidated Financial Statements include the accounts of ProQuest Company and its subsidiaries, including ProQuest Information and Learning (“PQIL”) and ProQuest Business Solutions (“PQBS”), and are unaudited.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2003 Consolidated Financial Statements have been made to conform to the 2004 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report for the fiscal year ended January 3, 2004.

Note 2 - Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts that was $1,703, $1,702 and $1,470 at April 3, 2004, January 3, 2004 and March 29, 2003, respectively.

Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market, net of reserves.

The components of inventory are shown in the table below as of the dates indicated:

	April 3, 2004	January 3, 2004	March 29, 2003
Finished products	$2,782	$2,710	$2,688
Products in process and materials	2,308	2,229	3,042

Total inventory, net	$5,090	$4,939	$5,730

Property, Plant, Equipment, and Product Masters. Property, plant, equipment and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment, and 10 years for product masters. The carrying value of the product masters is $161,950 (net of $154,462 of accumulated depreciation), $154,518 (net of $142,465 of accumulated depreciation), and $138,653 (net of $234,193 of accumulated depreciation) at April 3, 2004, January 3, 2004, and March 29, 2003, respectively.

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

	Thirteen weeks ended
	April 3, 2004	March 29, 2003
Net earnings, as reported	$11,483	$11,236

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,078)	(1,349)

Pro forma net earnings	$10,405	$9,887

Earnings per share:

Basic - as reported	$0.40	$0.40

Basic - pro forma	$0.37	$0.35

Diluted - as reported	$0.40	$0.40

Diluted - pro forma	$0.36	$0.35

The fair value of option grant is estimated on the date of grant using the Black-Scholes option-pricing model or a binomial model. The following assumptions for the Black-Scholes option-pricing model are as follows:

	As of
	April 3, 2004	March 29, 2003
Expected stock volatility	38.84%	50.65%
Risk-free interest rate	2.79%	2.27%
Expected years until exercise	4	4
Dividend yield	0.00%	0.00%

Derivative Financial Instruments and Hedging Activities. All outstanding derivative instruments are recognized as assets or liabilities in the balance sheet at fair value.

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

	Thirteen Weeks Ended
	April 3, 2004	March 29, 2003
Basic	28,406	28,013
Dilutive effect of stock options	393	24

Diluted	28,799	28,037

Options to purchase 2,022 shares and 2,668 shares were outstanding at April 3, 2004 and March 29, 2003, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive. The 2,022 shares of options outstanding at April 3, 2004 does not include the 2,329.5 shares conditionally granted on February 4, 2004 due to the fact that these options are being submitted for shareholder approval at our Annual Shareholder Meeting.

Note 3 – Comprehensive Income

Comprehensive income or loss includes net earnings, net unrealized loss on derivative instruments related to interest rate hedging, foreign currency translation adjustments and minimum pension liability.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended
	April 3, 2004	March 29, 2003
Net earnings	$11,483	$11,236

Other comprehensive income/(loss):
Net unrealized gain on derivative instruments	35	36
Foreign currency translation adjustments	124	(335)

Comprehensive income	$11,642	$10,937

The net unrealized loss on derivative instruments, foreign currency translation adjustments and minimum pension liability do not impact our current income tax expense.

Note 4 – Segment Reporting

Information concerning our reportable business segments is shown in the tables below for the periods indicated:

	As of and for the thirteen weeks ended April 3, 2004
	PQIL	PQBS	Corporate	Total
Net sales	$68,576	$47,664	$—	$116,240

Earnings from operations before interest and income taxes	$14,041	$12,083	$(4,203)	$21,921

Expenditures for property, plant, equipment, product masters and software	$19,350	$1,384	$10	$20,744

Depreciation and amortization	$14,125	$2,164	$76	$16,365

Total assets	$570,588	$120,540	$24,214	$715,342

	As of and for the thirteen weeks ended March 29, 2003
	PQIL	PQBS	Corporate	Total
Net sales	$65,770	$46,073	$—	$111,843

Earnings from operations before interest and income taxes	$12,763	$12,512	$(3,106)	$22,169

Expenditures for property, plant, equipment, product masters and software	$20,311	$1,815	$11	$22,137

Depreciation and amortization	$13,455	$1,392	$47	$14,894

Total assets	$544,526	$107,682	$23,076	$675,284

Note 5 – Investments in Affiliates

On December 4, 2000, we entered into a Limited Liability Company Agreement with DaimlerChrysler Corporation, Ford Motor Company, and General Motors Corporation to form OEConnection (“OEC”).

The Limited Liability Company Agreement provides that our three partners will divide any losses equally up to the first $21.0 million and we will share in any income/losses after that point. To date, OEC’s losses have not exceeded this $21.0 million threshold. For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until January 31, 2007, we earn a royalty on OEC’s net revenues, which will be recorded in “Net sales” in our Consolidated Statement of Operations. The royalty recognized was $302 and $258 for the thirteen weeks ended April 3, 2004 and March 29, 2003, respectively.

Note 6 – Goodwill, Software and Other Intangible Assets

In the first quarter of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. We will perform our annual goodwill impairment test during the second quarter.

The changes in the carrying amount of goodwill by segment for the thirteen weeks ended April 3, 2004 are as follows:

	PQIL	PQBS	Total
Balance as of January 3, 2004	$255,332	$48,361	$303,693
Goodwill acquired (1)	776	—	776

Balance as of April 3, 2004	$256,108	$48,361	$304,469

(1)	Goodwill consists primarily of current acquisitions as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

For the first thirteen weeks of fiscal 2004, we capitalized approximately $128 of costs related to external-use software. Additionally, we amortized $203 related to external-use software in the 13 week period ended April 3, 2004.

As of April 3, 2004, our intangible assets and related accumulated amortization consisted of the following:

	Gross	Accumulated Amortization	Net
Customer lists	$9,796	$(2,397)	$7,399
Trademark	2,300	(166)	2,134
Acquired software	211	(36)	175
Non-compete agreement	50	(4)	46

Total intangibles, net	$12,357	$(2,603)	$9,754

We recorded $559 and $284 of amortization expense during the thirteen weeks ended April 3, 2004 and March 29, 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: remainder of 2004-$2,052; 2005-$2,569; 2006-$2,392; 2007-$2,023, 2008-$673 and 2009 thereafter-$45. These amounts may vary as acquisitions or dispositions occur in the future and as purchase price allocations are finalized.

During the thirteen weeks ended April 3, 2004, we acquired the following intangible assets:

		Weighted Average Amortization Period
Trademark	$300	5 years
Customer lists	600	5 years

Total intangibles	$900	5 years

Note 7 – Other Current Assets

Other current assets at April 3, 2004, January 3, 2004 and March 29, 2003 consisted of the following:

	As of
	April 3, 2004	January 3, 2004	March 29, 2003
Short-term deferred tax asset	$9,549	$9,549	$507
Prepaid taxes	4,894	4,553	5,865
Prepaid royalties	20,792	15,188	12,629
Commissions	4,110	2,536	2,947
Prepaid insurance	638	864	608
Maintenance agreements	2,778	2,693	3,198
Other	5,311	4,363	2,410

Total	$48,072	$39,746	$28,164

Note 8 – Other Assets

Other assets at April 3, 2004, January 3, 2004 and March 29, 2003 consisted of the following:

	As of
	April 3, 2004	January 3, 2004	March 29, 2003
Long-term deferred tax asset	$2,195	$6,828	$3,065
Licenses, net	9,059	9,560	10,999
Long-term commissions	4,397	4,471	4,727
Other	3,048	2,954	2,530

Total	$18,699	$23,813	$21,321

Note 9 – Accrued Expenses

Accrued expenses at April 3, 2004, January 3, 2004 and March 29, 2003 consisted of the following:

	As of
	April 3, 2004	January 3, 2004	March 29, 2003
Salaries, wages and bonuses	$13,357	$24,826	$24,425
Profit sharing	968	3,284	971
Discontinued operations reserve	1,024	3,391	1,034
Accrued income taxes	552	970	1,666
Accrued interest	139	2,166	4,442
Other	5,216	4,791	3,715

Total	$21,256	$39,428	$36,253

Note 10 – Other Liabilities

Other liabilities at April 3, 2004, January 3, 2004 and March 29, 2003 consisted of the following:

	As of
	April 3, 2004	January 3, 2004	March 29, 2003
Deferred compensation and pension benefits	$43,744	$42,381	$38,452
Long-term discontinued operations	—	—	5,183
Deferred taxes	—	—	5,300
Other	19,799	20,063	18,722

Total	$63,543	$62,444	$67,657

Note 11 – Pension, and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Thirteen Weeks Ended
	Pension Benefits		Other Postretirement Benefits
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Service cost	$124	143	$21	$18
Interest cost	1,162	1,106	29	30
Expected return on plan assets	(692)	(671)	—	—
Amortization of prior service cost	59	57	—	—
Recognized net actuarial loss / gain	109	114	—	(2)

Net pension and other postretirement benefit cost	$762	$749	$50	$46

Previously disclosed in our Annual Report on Form 10-K for the year ended January 3, 2004, we anticipated contributing $2,800 to our pension and other postretirement plans in 2004. As of April 3, 2004, $502 of contributions have been made. We anticipate the original estimate of $2,800 to be our total contributions for our pension and other postretirement benefit plans in 2004.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report for the year ended January 3, 2004, as well as the accompanying interim financial statements for the period ending April 3, 2004.

Safe Harbor for Forward-looking Statements

Except for the historical information and discussions contained herein, statements contained in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors, including, without limitation, the cost and availability of intellectual property from third parties, decreases in the ability to attract and retain employees, obtain capital, including interest rate risk, risk of new competitors, any necessary regulatory approvals, decreases in funding for Internet access as well as overall acceptance and usage of the Internet in the library and education markets, the availability of free or advertising-supported research information on the Internet, including effects of and rate of acceptance of Internet-based solutions, changes in the business services market, changes in the automotive industry, the continuing existence of tight library budgets and the timing of any future recovery of the library budgets, and general economic conditions, all of which could cause actual results to differ materially, and such other risks as discussed in our filings with the SEC, including without limitation, our Annual Report on Form 10-K for fiscal 2003. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or similar terminology. These factors may cause our actual results to differ from any forward-looking statements. We undertake no obligation to update any of our forward-looking statements.

Results of Operations

First Quarter of Fiscal 2004 Compared to the First Quarter of Fiscal 2003 (dollars in millions)

	Thirteen Weeks Ended
	April 3, 2004		March 29, 2003
					Inc/(Dec) vs. 2003
	Amount	% of sales	Amount	% of sales	$	%
Net sales	$116.2	100.0	$111.8	100.0	$4.4	3.9
Cost of sales	(57.6)	(49.6)	(56.0)	(50.1)	1.6	2.9

Gross profit	58.6	50.4	55.8	49.9	2.8	5.0
Research and development expense	(4.7)	(4.1)	(5.0)	(4.4)	(0.3)	(6.0)
Selling and administrative expense	(32.0)	(27.5)	(28.6)	(25.6)	3.4	11.9

Earnings from operations before interest and income taxes	21.9	18.8	22.2	19.9	(0.3)	(1.4)
Net interest expense	(4.2)	(3.6)	(4.6)	(4.1)	(0.4)	(8.7)
Income tax expense	(6.2)	(5.3)	(6.4)	(5.8)	(0.2)	(3.1)

Net earnings	$11.5	9.9	$11.2	10.0	$0.3	2.7

Net Sales.

	Thirteen Weeks Ended		Inc/(Dec) vs. 2003
	April 3, 2004	March 29, 2003	$	%
PQIL
Published Products	$25.4	$18.6	$6.8	36.6
General Reference Products	16.4	18.6	(2.2)	(11.8)
Traditional Products	24.1	25.8	(1.7)	(6.6)
Classroom Products	2.6	2.8	(0.2)	(7.1)

TOTAL PQIL	$68.5	$65.8	$2.7	4.1

PQBS
Automotive Group	$40.0	$39.0	$1.0	2.6
Power Equipment-Electronic	7.4	6.0	1.4	23.3
Power Equipment-Film	—	0.7	(0.7)	NM
Other	0.3	0.3	—	—

TOTAL PQBS	$47.7	$46.0	$1.7	3.7

TOTAL PROQUEST	$116.2	$111.8	$4.4	3.9

Net sales at PQIL increased primarily due to increasing revenue from published products, which includes our Digital Vault products, SIRS products and our specialty products such as ABI/Inform.

Our premier Digital Vault product, Historical Newspapers, grew by 111.0% in the first quarter. SIRS products contributed $3.4 million to published products. Specialty products such as our ABI/Inform and Chadwyck-Healey humanities products grew 3.3% compared to the first quarter of 2003.

General reference products include our Higher-Ed reference products, our K-12 reference products and our content resale business. Higher-Ed reference products were $11.0 million, which was flat compared to first quarter 2003. Higher-Ed continues to be a competitive market where pricing power is limited. K-12 reference products revenue of $2.4 million declined primarily due to the discontinuation of several Bigchalk products. In addition, tight budgets combined with competitive pricing pressure in the K-12 library market had an adverse impact on revenue in the first quarter.

Traditional products include microfilm and paper products. As expected, sales of traditional products were slow during the first quarter. In particular, sales of microfilm backfiles and special collections declined year-over-year as we continue to experience tight library budgets.

Within the classroom products category, coursepack revenue grew 15.0% in the quarter. This was driven by electronic coursepacks that more than doubled in the quarter. The growth in coursepack revenue was partially offset by the discontinuation of several Bigchalk products as well as a change in sales returns and allowances.

Net sales at PQBS increased primarily due to increasing revenue from the automotive group as well as the power equipment products.

The automotive group includes performance management products and parts and service products. Revenue from performance management products was $9.4 million dollars an increase of 18.0%. Parts and service products revenue of $30.6 million was a slight year-over-year decline. This slight decline was primarily due a decline in sales of hardware and a timing-related decline in training and installation revenue.

Power equipment products increased primarily due to increased revenue from our new Discovery product as well as existing dealer upgrades.

Gross Profit.

	Thirteen Weeks Ended		% of Sales (1)
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
PQIL	$29.8	$27.8	43.5	42.2
PQBS	28.8	28.0	60.4	60.9

Total	$58.6	$55.8	50.4	49.9

(1)	These are calculated on each division’s sales.

Our gross profit margin increased due to an increase at PQIL of 130 basis points partially offset by a 50 basis points decline at PQBS.

At PQIL, the gross profit margin increased as a result of increased profitability from our electronic products partially offset by increased depreciation and amortization expense and higher content royalties.

At PQBS, the gross profit margin decreased as a result of increased content costs and exiting the film business.

Research and Development.

	Thirteen Weeks Ended		Inc/(Dec) vs. 2003
	April 3, 2004	March 29, 2003	$	%
PQIL	$1.9	$2.6	$(0.7)	(26.9)
PQBS	2.8	2.4	0.4	16.7

Total	$4.7	$5.0	$(0.3)	(6.0)

Our research and development expenditures include investments for database and software development, information delivery systems, and other electronic products. On a consolidated basis, research and development expense for the first quarter of 2004 decreased compared to the first quarter of 2003 levels.

The decrease at PQIL is primarily due to a reduction of redundant costs associated with the Bigchalk integration, which occurred in 2003.

The increase at PQBS is primarily due to higher costs associated with the acquisition and deployment of eDn. eDn is a web-based business-to-business software communication company which we purchased in November 2003.

Selling and Administrative.

	Thirteen Weeks Ended		Inc/(Dec) vs. 2003
	April 3, 2004	March 29, 2003	$	%
PQIL	$13.9	$12.4	$1.5	12.1
PQBS	13.9	13.1	0.8	6.1
Corporate	4.2	3.1	1.1	35.5

Total	$32.0	$28.6	$3.4	11.9

The increase at PQIL is primarily due to higher direct selling costs. The increase at PQBS is primarily due to the amortization of new software. The increase at Corporate is primarily due to costs associated with new corporate governance regulations and severance.

Net Interest Expense.

	Thirteen Weeks Ended		Inc/(Dec) vs. 2003
	April 3, 2004	March 29, 2003	$	%
Interest income	$(0.3)	$(0.2)	(0.1)	(50.0)
Debt	2.6	2.8	(0.2)	(7.1)
Monetized contracts	1.7	1.8	(0.1)	(5.6)
Other	0.2	0.2	—	—

Total	$4.2	$4.6	$(0.4)	(8.7)

Net interest expense was down slightly primarily due to a slight reduction of interest rates on outstanding debt.

Income Tax Expense.

For the thirteen weeks ended April 3, 2004, income taxes are recorded at an effective rate of 35%, down from an effective rate of 36% for the thirteen weeks ended March 29, 2003. The lower effective rate is primarily due to a lower state effective tax rate and a lower effective rate on non-U.S. source income. Income tax expense decreased as a result of the lower tax rate for the thirteen weeks ended April 3, 2004.

Liquidity

Long-term debt increased by $23.3 million to $214.3 million in the first three months of fiscal 2004 primarily as a result of the use of cash from investing activities.

During the first three months of fiscal 2004, we used cash from operations of $0.6 million compared to a generation of $27.8 million for the first three months of 2003, a decrease of $28.4 million. The decrease in cash generated by operations is primarily due to accounts receivable ($9.8 million) and deferred taxes ($4.8 million) primarily related to a $13.1 million tax refund received in the first quarter of fiscal 2003, accounts payable ($5.6 million) and accrued expenses ($8.2 million).

Based on our fiscal year, our quarter-end dates fluctuate slightly from year to year. This year our first quarter ended on April 3. Last year the first quarter ended on March 29. As a result of this timing, payments of approximately $14.0 million for prepaid royalties, accounts payable, interest, and payroll made at the beginning of April were included in the first quarter this year versus the second quarter last year.

We used $24.4 million of cash in our investing activities during the first three months of fiscal 2004, a decrease of $21.6 million, compared to the first three months of 2003. We used $20.7 million for capital expenditures of property, plant, equipment, product masters, and software; a decrease of $1.4 million or 6.3%. We used $1.2 million for the acquisition of the Copley Publishing Group during the first three months of fiscal 2004 that compares to the use of $23.8 million for the acquisition of Bigchalk during the first three months of 2003. Furthermore, we utilized $2.4 million for the payment of retained liabilities in the first three months of fiscal 2004 related to the sale in 2001 of our discontinued operations.

During the first three months of fiscal 2004, we generated cash from financing activities of $22.3 million compared to a generation of $20.4 million in the first three months of fiscal 2003, an increase of $1.9 million. In the first three months of 2004, we assumed approximately $1.0 million of additional long-term debt compared to the first three months of 2003. In addition, during the first three months of 2004 we received $1.5 million of proceeds from the exercise of stock options compared to the receipt of $0.2 million during the first three months of 2003, an increase of $1.3 million.

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the next twelve months. Under our $175.0 million revolving credit facility, approximately $64.3 million was outstanding as of April 3, 2004.

Financial Condition

Selected Balance Sheet information – April 3, 2004 compared to January 3, 2004.

	As of		Inc/(Dec)
	April 3, 2004	January 3, 2004	$	%
Accounts receivable, net	$79.5	$94.2	$(14.7)	(15.6)
Prepaid royalties	20.8	15.2	5.6	36.8
Purchased and developed software, net	54.4	55.0	(0.6)	(1.1)
Accrued expenses	21.3	39.4	(18.1)	(45.9)
Deferred income	106.4	121.9	(15.5)	(12.7)

Accounts receivable decreased due to the continued collections of receivables related to subscription billings issued during the fourth quarter of 2003. In addition, we received $3.1 million in tax refunds from the U.S. government in the first quarter of 2004.

Prepaid royalties increased primarily due to the timing of paying publisher royalties in the first quarter of our fiscal year.

Net purchased and developed software decreased due to normal amortization partially offset by lower levels of spending on software development.

Accrued expenses decreased primarily due to the annual payment of bonuses, timing of payroll and our 401k employer contributions, payments related to discontinued operations, a payment made for an executive compensation package based upon our year-end stock price, and a semi-annual interest payment on our $150.0 million private placement debt.

Deferred income decreased primarily due to the seasonal nature of PQIL’s deferred revenue. At year-end, deferred revenue is at a high level due to the billings that occur late in the third quarter and throughout the fourth quarter.

Selected Balance Sheet information – April 3, 2004 compared to March 29, 2003.

	As of		Inc/(Dec)
	April 3, 2004	March 29, 2003	$	%
Accounts receivable, net	$79.5	$78.3	$1.2	1.5
Prepaid royalties	20.8	12.6	8.2	65.1
Purchased and developed software, net	54.4	49.7	4.7	9.5
Accrued expenses	21.3	36.3	(15.0)	(41.3)
Deferred income	106.4	109.3	(2.9)	(2.7)

Prepaid royalties increased primarily due to the timing of our first quarter. Based on our fiscal year, the quarter end-dates fluctuate slightly from year to year. This year our first quarter ended on April 3. Last year the first quarter ended on March 29. As a result of this timing, the balance of prepaid royalties increased by approximately $3.0 million. The additional increase is primarily related to shifting our royalty payments to publishers into the first quarter.

Net purchased and developed software increased due to software expenditures made for electronic production and back office systems, partially offset by normal amortization.

Accrued expenses decreased primarily due to the timing of our payroll cycle, the timing of our semi-annual interest payment for our $150.0 million private placement debt, and a decrease in accrued bonuses and commissions.

Interest Rate Risk Management

We have a revolving credit facility that is variable-rate long-term debt, and exposes us to variability in interest payments due to changes in interest rates. We have $64.3 million outstanding on the credit facility at April 3, 2004, and the weighted average interest rate on the credit facility was 2.12% at April 3, 2004. We have decided not to hedge this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012.

Other Matters

During the first quarter, the Board of Directors recommended an option grant for senior executives which is conditional on shareholder approval. This conditional grant is more fully described in the Notice of Year 2004 Annual Meeting and Proxy Statement on Form 14A.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our financing activities, we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. We are not currently hedging this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012. Our remaining debt is variable rate long-term debt, which exposes us to variability in interest payments due to changes in interest rates.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge a limited number of significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At April 3, 2004, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 4.

Controls and Procedures

Based on a recent evaluation, which was completed as of the end of our first fiscal quarter of 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in all material respects to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Index Number	Description
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Alan W. Aldworth, President and Chief Executive Officer of ProQuest Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer, and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

A current report of Form 8-K was filed on February 26, 2004, furnishing our financial results for the fiscal year ended January 3, 2004 as required under Item 12 “Results of Operations and Financial Conditions”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	PROQUEST COMPANY

/s/ Alan W. Aldworth
President and Chief Executive Officer

/s/ Kevin G. Gregory
Senior Vice President,
Chief Financial Officer, and Assistant Secretary