Form 10-Q
period 2004-07-03
PROQUEST CO
filed 2004-08-12
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of August 9, 2004 was 28,478,730.

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen and Twenty-Six Week Periods Ended July 3, 2004 and June 28, 2003

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$112,191	$110,705	$223,041	$218,268
Cost of sales	(56,319)	(56,143)	(111,332)	(110,460)

Gross profit	55,872	54,562	111,709	107,808

Research and development expense	(4,083)	(3,912)	(8,482)	(8,806)
Selling and administrative expense	(28,106)	(28,439)	(58,700)	(55,831)

Earnings from continuing operations before interest and income taxes	23,683	22,211	44,527	43,171

Net interest expense:
Interest income	628	235	888	406
Interest expense	(4,543)	(4,679)	(8,984)	(9,384)

Net interest expense	(3,915)	(4,444)	(8,096)	(8,978)

Earnings from continuing operations before income taxes	19,768	17,767	36,431	34,193
Income tax expense	(6,919)	(6,396)	(12,751)	(12,310)

Earnings from continuing operations	12,849	11,371	23,680	21,883

Earnings from discontinued operations, net (less applicable income taxes of $121, $515, $472 and $922, respectively)	224	916	877	1,640
Gain on sale of discontinued operations, net (less applicable income taxes of $515, $0, $515 and $0, respectively)	15,338	—	15,338	—

Net earnings	$28,411	$12,287	$39,895	$23,523

Net earnings per common share:

Basic:
Earnings from continuing operations	$0.45	$0.41	$0.83	$0.78
Earnings from discontinued operations	0.01	0.03	0.03	0.06
Gain on sale of discontinued operations	0.54	—	0.54	—

Basic net earnings per common share	$1.00	$0.44	$1.40	$0.84

Diluted:
Earnings from continuing operations	$0.45	$0.40	$0.82	$0.78
Earnings from discontinued operations	0.01	0.03	0.04	0.06
Gain on sale of discontinued operations	0.53	—	0.53	—

Diluted net earnings per common share	$0.99	$0.43	$1.39	$0.84

Weighted average number of common shares and equivalents outstanding:
Basic	28,487	28,057	28,447	28,034
Diluted	28,782	28,319	28,797	28,155

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of July 3, 2004, January 3, 2004 and June 28, 2003

(In thousands)

	July 3, 2004 (Unaudited)	January 3, 2004	June 28, 2003 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,573	$7,312	$3,263
Accounts receivable, net	82,261	94,242	79,224
Inventory, net	4,867	4,939	5,367
Other current assets	49,465	39,746	34,260

Total current assets	145,166	146,239	122,114

Property, plant, equipment and product masters, at cost	395,495	395,225	370,224
Accumulated depreciation and amortization	(204,148)	(214,480)	(192,320)

Net property, plant, equipment and product masters	191,347	180,745	177,904

Long-term receivables	5,735	5,106	4,775
Goodwill	297,457	303,693	267,642
Identifiable intangibles, net	13,567	9,435	7,773
Purchased and developed software, net	49,728	55,005	50,061
Other assets	18,248	23,813	31,317

Total assets	$721,248	$724,036	$661,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$300	$—
Accounts payable	41,157	49,156	33,544
Accrued expenses	37,202	39,428	28,551
Current portion of monetized future billings	25,198	25,583	26,071
Deferred income	82,961	121,890	87,002

Total current liabilities	186,518	236,357	175,168

Long-term liabilities:
Long-term debt	192,680	191,000	218,000
Monetized future billings, less current portion	43,432	46,835	48,254
Other liabilities	68,550	62,444	60,115

Total long-term liabilities	304,662	300,279	326,369

Shareholders’ equity:
Common stock ($.001 par value, 29,147 shares issued and 28,524 shares outstanding at July 3, 2004, 28,964 shares issued and 28,378 shares outstanding at January 3, 2004 and 28,840 shares issued and 28,283 shares outstanding at June 28, 2003)	29	28	28
Capital surplus	314,267	310,461	307,546
Unearned compensation on restricted stock	(125)	—	—
Notes receivable for stock purchases	(287)	(279)	(402)
Retained earnings (accumulated deficit)	(63,116)	(103,011)	(129,309)
Treasury stock, at cost	(15,505)	(14,515)	(13,712)
Other comprehensive (loss):
Accumulated foreign currency translation adjustment	(3,212)	(3,231)	(2,843)
Unrealized (loss) from derivatives	(736)	(806)	(876)
Minimum pension liability	(1,247)	(1,247)	(383)

Accumulated other comprehensive (loss)	(5,195)	(5,284)	(4,102)

Total shareholders’ equity	230,068	187,400	160,049

Total liabilities and shareholders’ equity	$721,248	$724,036	$661,586

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Twenty-Six Week Periods Ended July 3, 2004 and June 28, 2003

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003
Operating activities:

Net earnings	$39,895	$23,523
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of discontinued operations, net	(15,338)	—
Depreciation and amortization	32,617	29,409
Deferred income taxes	10,901	15,163

Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable, net	11,307	25,118
Inventory, net	(488)	(430)
Other current assets	(8,687)	(1,978)
Long-term receivables	(631)	(140)
Other assets	12	500
Accounts payable	(7,740)	(7,786)
Accrued expenses	(7,226)	(14,808)
Deferred income	(39,410)	(40,410)
Other long-term liabilities	2,922	(2,235)
Other, net	504	(1,575)

Net cash provided by operating activities	18,638	24,351

Investing activities:
Expenditures for property, plant, equipment, product masters and software	(39,057)	(34,304)
Acquisitions, net of cash acquired	(11,462)	(23,804)
Expenditures associated with discontinued operations	(2,850)	(1,708)
Proceeds from sale of discontinued operations	35,900	—

Net cash used in investing activities	(17,469)	(59,816)

Financing activities:
Net decrease in short-term debt	(449)	(87)
Proceeds from long-term debt	233,700	285,400
Repayment of long-term debt	(232,020)	(254,400)
Monetized future billings	(3,788)	(3,484)
Repurchases of common stock	—	(1,328)
Proceeds from exercise of stock options, net	2,667	8,378

Net cash provided by financing activities	110	34,479

Effect of exchange rate changes on cash	(18)	666

Increase/ (decrease) in cash and cash equivalents	1,261	(320)

Cash and cash equivalents, beginning of period	7,312	3,583

Cash and cash equivalents, end of period	$8,573	$3,263

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Notes to the Consolidated Financial Statements

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

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

In June 2004, we sold our Dealer Management System (DMS) business. The operating results of this business have been segregated from our continuing operations on our Consolidated Statements of Operations.

Note 2 – Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts of $2,285, $1,702, and $1,496 at July 3, 2004, January 3, 2004, and June 28, 2003, respectively.

Inventory. Inventory costs include material, labor and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market, net of reserves.

The components of inventory are shown in the table below as of the dates indicated:

	July 3, 2004	January 3, 2004	June 28, 2003
Finished products	$2,691	$2,710	$2,498
Products in process and materials	2,176	2,229	2,869

Total inventory, net	$4,867	$4,939	$5,367

Property, Plant, Equipment, and Product Masters. Property, plant, equipment and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment, and 10 years for product masters. During the second quarter of fiscal 2004, PQIL reviewed fully depreciated assets and removed approximately $29,400 of gross book valve as well as the related accumulated depreciation. Of this amount, approximately $18,600 related to product masters and $10,800 relates to hardware. The carrying value of the product masters is $169,307 (net of $142,321 of accumulated depreciation), $154,518 (net of $142,465 of accumulated depreciation), and $140,997 (net of $136,124 of accumulated depreciation) at July 3, 2004, January 3, 2004 and June 28, 2003, respectively.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings - as reported	$28,411	$12,287	$39,895	$23,523
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,433)	(1,486)	(3,117)	(2,849)

Net earnings - pro forma	$26,978	$10,801	$36,778	$20,674

Earnings per share:

Basic - as reported	$1.00	$0.44	$1.40	$0.84

Basic - pro forma	$0.95	$0.38	$1.29	$0.74

Diluted - as reported	$0.99	$0.43	$1.39	$0.84

Diluted - pro forma	$0.94	$0.38	$1.28	$0.73

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model or a binomial model. The assumptions for the Black-Scholes option-pricing model are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Expected stock volatility	38.13%	49.21%	38.64%	50.34%
Risk-free interest rate	3.66%	2.51%	3.03%	2.33%
Expected years until exercise	4	5	4	5
Dividend yield	0.00%	0.00%	0.00%	0.00%

On February 4, 2004, the Compensation Committee of our Board of Directors granted 1,961.5 nonqualified stock options with an exercise price of $30.97 to six members of our senior executive team. These stock options are intended to serve as a long-term incentive consistent with the Board’s desire that management delivers long-term sustainable stockholder value.

These stock options will vest if we achieve stock price targets beginning after February 4, 2005 based on the compound annual growth rate (“CAGR”) of our $.001 par value common stock as measured from $29.11, the average stock price during the fourth quarter of fiscal 2003. If the CAGR is 8% or more before April 1, 2007, a total of 926.7 shares will be vested. If the CAGR is 8% or more before April 1, 2008, a total of 1,094.6 shares will be vested. If the CAGR is 8% or more before April 1, 2009, a total of 1,258.8 shares will be vested. If the CAGR is 10% or more before April 1, 2009, a total of 1,961.5 shares will be vested. A stock price target is attained if the rolling average of the common stock’s fair market value for ninety consecutive trading days is at least equal to the stock price target. The stock option will vest regardless of the stock price targets if the executive remains with the company until February 4, 2011.

In addition to the above vesting requirements, this plan also has exercising and holding period requirements.

Based on the complexity of this plan, we have utilized a binomial model to estimate the fair value of the options, utilizing the following assumptions:

Expected stock volatility	31.50%
Risk-free interest rate	3.07%
Expected years until exercise	5.00
Dividend yield	0.00%

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Basic	28,487	28,057	28,447	28,034
Dilutive effect of stock options	295	262	350	121

Diluted	28,782	28,319	28,797	28,155

Options to purchase 3,960 shares and 2,348 shares were outstanding at July 3, 2004 and June 28, 2003, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

Note 3 – Discontinued Operations

In June 2004, we sold our DMS business, which was a component of PQBS. The DMS business is a software business, which does not fit with our core electronic publishing strategy.

The net gain resulting from the sale was derived as follows:

Purchase price	$35,900
Net assets, reserves
and expenses	(20,562)

Gain on sale, net	$15,338

A summary of the DMS assets and liabilities at the date of sale are as follows:

Assets
Accounts receivable, net	$3,027
Inventory, net	642
Property, plant, equipment and product masters, net	1,263
Goodwill	11,036
Purchased and developed software, net	3,825
Other	35

Total assets	$19,828

Liabilities
Accounts payable	$406
Accrued expenses	365
Deferred income	538

Total liabilities	$1,309

Results for discontinued operations are shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$3,177	$4,395	$8,567	$8,675

Earnings before interest and income taxes	422	1,508	1,499	2,717
Interest expense, net	(77)	(77)	(150)	(155)
Income tax expense	(121)	(515)	(472)	(922)

Earnings from discontinued operations	$224	$916	$877	$1,640

We will continue to provide parts and service products for powersports, recreational vehicle, and marine dealers. In addition, we entered into an exclusive distributor agreement with the DMS buyer. Approximately $5,100 has been recorded as deferred revenue related to this agreement, and will be recognized as revenue over the sixty-month contract.

Note 4 – Comprehensive Income

Comprehensive income or loss includes net earnings, net unrealized loss on derivative instruments related to interest rate hedging, foreign currency translation adjustments and minimum pension liability.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings	$28,411	$12,287	$39,895	$23,523

Other comprehensive income/(loss):
Net unrealized gain on derivative instruments	35	35	70	71
Foreign currency translation adjustments	(19)	(2)	19	(337)

Comprehensive income	$28,427	$12,320	$39,984	$23,257

The net unrealized gain on derivative instruments, foreign currency translation adjustments and minimum pension liability do not impact our current income tax expense.

Note 5 – Segment Reporting

Information concerning our reportable business segments is shown in the tables below for the periods indicated:

	As of and for the Thirteen Weeks Ended July 3, 2004
	PQIL	PQBS	Corporate	Total
Net sales	$70,045	$42,146	$—	$112,191

Earnings from continuing operations before interest and income taxes	$13,654	$13,034	$(3,005)	$23,683

Expenditures for property, plant, equipment, product masters and software	$14,710	$3,603	$—	$18,313

Depreciation and amortization	$14,289	$1,888	$75	$16,252

Total assets	$590,034	$101,984	$29,230	$721,248

	As of and for the Thirteen Weeks Ended June 28, 2003
	PQIL	PQBS	Corporate	Total

Net sales	$68,942	$41,763	$—	$110,705

Earnings from continuing operations before interest and income taxes	$13,399	$12,323	$(3,511)	$22,211

Expenditures for property, plant, equipment, product masters and software	$10,333	$1,446	$388	$12,167

Depreciation and amortization	$13,079	$1,389	$47	$14,515

Total assets	$513,810	$107,929	$39,847	$661,586

	As of and for the Twenty-Six Weeks Ended July 3, 2004
	PQIL	PQBS	Corporate	Total

Net sales	$138,622	$84,419	$—	$223,041

Earnings from continuing operations before interest and income taxes	$27,695	$24,040	$(7,208)	$44,527

Expenditures for property, plant, equipment, product masters and software	$34,060	$4,987	$10	$39,057

Depreciation and amortization	$28,414	$4,052	$151	$32,617

	As of and for the Twenty-Six Weeks Ended June 28, 2003
	PQIL	PQBS	Corporate	Total

Net sales	$134,712	$83,556	$—	$218,268

Earnings from continuing operations before interest and income taxes	$26,162	$23,626	$(6,617)	$43,171

Expenditures for property, plant, equipment, product masters and software	$30,644	$3,261	$399	$34,304

Depreciation and amortization	$26,534	$2,781	$94	$29,409

Note 6 – Investments in Affiliates

On December 4, 2000, we entered into a Limited Liability Company Agreement with DaimlerChrysler Corporation, Ford Motor Company, and General Motors Corporation to form OEConnection (“OEC”).

The Limited Liability Company Agreement provides that our three partners will divide any losses equally up to the first $21.0 million and we will share in any income/losses after that point. To date, OEC’s losses have not approached this $21.0 million threshold. For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until January 31, 2007, we earn a royalty on OEC’s net revenues, which will be recorded in “Net sales” in our Consolidated Statement of Operations. The royalty recognized was $310 and $612 for the thirteen and twenty-six weeks ended July 3, 2004, respectively, compared to $277 and $535 for the thirteen and twenty-six weeks ended June 28, 2003, respectively.

Note 7 – Goodwill, Software and Other Intangible Assets

In the first quarter of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis utilizing a two-step approach. We performed our annual goodwill impairment test during the second quarter. During the first step of this impairment test, no indication of impairment was evident; therefore, the second step was not required.

The changes in the carrying amount of goodwill by segment for the twenty-six weeks ended July 3, 2004 are as follows:

	PQIL	PQBS	Total
Balance as of January 3, 2004	$255,332	$48,361	$303,693
Goodwill acquired / (disposed) (1)	4,800	(11,036)	(6,236)

Balance as of July 3, 2004	$260,132	$37,325	$297,457

(1)	Goodwill consists primarily of current acquisitions as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

In the past, we capitalized and amortized costs related to external-use software. However, due to the sale of our DMS business, we no longer own these assets.

As of July 3, 2004, our “Identifiable intangible” assets and related accumulated amortization consisted of the following:

	Gross	Accumulated Amortization	Net
Customer lists	$13,069	$(2,934)	$10,135
Trademark	2,600	(267)	2,333
Acquired software	211	(56)	155
Non-compete agreement	950	(6)	944

Total intangibles, net	$16,830	$(3,263)	$13,567

We recorded $660 and $1,219 of amortization expense during the thirteen and twenty-six weeks ended July 3, 2004, respectively, compared to $479 and $763 during the thirteen and twenty-six weeks ended June 28, 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: remainder of 2004-$2,012; 2005-$3,463; 2006-$3,286; 2007-$2,922, 2008-$1,571 and 2009 thereafter-$313. These amounts may vary as acquisitions or dispositions occur in the future and as purchase price allocations are finalized.

During the twenty-six weeks ended July 3, 2004, we acquired the following intangible assets:

		Weighted Average Amortization Period
Trademarks	$600	5 years
Non-compete agreements	900	5 years
Customer lists	3,900	5 years

Total intangibles	$5,400	5 years

Note 8 – Other Current Assets

Other current assets at July 3, 2004, January 3, 2004 and June 28, 2003 consisted of the following:

	As of
	July 3, 2004	January 3, 2004	June 28, 2003
Short-term deferred tax asset	$9,549	$9,549	$5,800
Prepaid taxes	5,483	4,553	6,933
Prepaid royalties	20,753	15,188	11,365
Commissions	4,944	2,536	2,956
Prepaid insurance	1,580	864	2,154
Maintenance agreements	2,557	2,693	2,065
Other	4,599	4,363	2,987

Total	$49,465	$39,746	$34,260

Note 9 – Other Assets

Other assets at July 3, 2004, January 3, 2004 and June 28, 2003 consisted of the following:

	As of
	July 3, 2004	January 3, 2004	June 28, 2003
Long-term deferred tax asset	$2,195	$6,828	$14,266
Licenses, net	8,574	9,560	10,478
Long-term commissions	4,550	4,471	4,574
Other	2,929	2,954	1,999

Total	$18,248	$23,813	$31,317

Note 10 – Accrued Expenses

Accrued expenses at July 3, 2004, January 3, 2004 and June 28, 2003 consisted of the following:

	As of
	July 3, 2004	January 3, 2004	June 28, 2003
Salaries, wages and bonuses	$15,480	$24,826	$17,231
Profit sharing	1,287	3,284	1,960
Discontinued operations reserve	1,843	3,391	836
Accrued income taxes	10,635	970	2,517
Accrued interest	2,123	2,166	2,390
Other	5,834	4,791	3,617

Total	$37,202	$39,428	$28,551

Note 11 – Other Liabilities

Other liabilities at July 3, 2004, January 3, 2004 and June 28, 2003 consisted of the following:

	As of
	July 3, 2004	January 3, 2004	June 28, 2003
Deferred compensation and pension benefits	$43,895	$42,381	$39,053
Long-term discontinued operations	—	—	3,039
Long-term deferred income	3,995	—	—
Other	20,660	20,063	18,023

Total	$68,550	$62,444	$60,115

Note 12 – Pension, and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Twenty-Six Weeks Ended
	Pension Benefits		Other Postretirement Benefits
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service cost	$248	$285	$42	$36
Interest cost	2,324	2,213	58	59
Expected return on plan assets	(1,384)	(1,341)	—	—
Amortization of prior service cost	118	114	—	—
Recognized net actuarial loss/gain	218	227	—	(4)

Net pension and other postretirement benefit cost	$1,524	$1,498	$100	$91

As previously disclosed in our Annual Report on Form 10-K for the year ended January 3, 2004, we anticipated contributing $2,800 to our pension and other postretirement plans in 2004. As of July 3, 2004, $1,128 of contributions have been made. We currently anticipate a total of $2,950 to be the total contributions for our pension and other postretirement benefit plans in 2004. This increase is due to payments made during the second quarter of fiscal 2004 to settle a legacy plan.

In December 2003, Congress passed the Medicare Act of 2003. We do not provide post-65 medical or prescription drug coverage, therefore our postretirement benefit liability and costs will not be impacted by the employer subsidy provision of the Act.

Note 13 – Subsequent Events

On July 7, 2004, we completed the acquisition of Serials Solutions for a purchase price of $12,000 in cash and 105 thousand shares of our $.001 par value common stock. Serials Solutions’ products and services provide e-journal management and access solutions for academic, public, government and corporate libraries. The company has products installed in over one thousand libraries worldwide.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report for the year ended January 3, 2004, as well as the accompanying interim financial statements for the period ending July 3, 2004.

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

Results of Operations

Second Quarter of Fiscal 2004 Compared to the Second Quarter of Fiscal 2003 (dollars in millions)

	Thirteen Weeks Ended				Inc/(Dec) vs. 2003
	July 3, 2004		June 28, 2003
	Amount	% of sales	Amount	% of sales	$	%
Net sales	$112.2	100.0	$110.7	100.0	$1.5	1.4
Cost of sales	(56.3)	(50.2)	(56.1)	(50.7)	(0.2)	(0.4)

Gross profit	55.9	49.8	54.6	49.3	1.3	2.4

Research and development expense	(4.1)	(3.7)	(3.9)	(3.5)	(0.2)	(5.1)
Selling and administrative expense	(28.1)	(25.0)	(28.5)	(25.7)	0.4	1.4

Earnings from continuing operations before interest and income taxes	23.7	21.1	22.2	20.1	1.5	6.8

Net interest expense	(3.9)	(3.5)	(4.4)	(4.0)	0.5	11.4
Income tax expense	(6.9)	(6.1)	(6.4)	(5.8)	(0.5)	(7.8)

Earnings from continuing operations	$12.9	11.5	$11.4	10.3	$1.5	13.2

Net Sales.

	Thirteen Weeks Ended		mdmmmm	Inc/(Dec) vs. 2003
	July 3, 2004	June 28, 2003		$	%
PQIL

Published Products	$30.3	$24.3		$6.0	24.7
General Reference Products	16.2	18.0		(1.8)	(10.0)
Traditional Products	21.7	24.7		(3.0)	(12.1)
Classroom Products	1.9	1.9		—	—

TOTAL PQIL	$70.1	$68.9		$1.2	1.7

PQBS

Automotive Group	$39.8	$38.7		$1.1	2.8
Power Equipment-Electronic	2.0	2.3		(0.3)	(13.0)
Power Equipment-Film	—	0.5		(0.5)	NM
Other	0.3	0.3		—	—

TOTAL PQBS	$42.1	$41.8		$0.3	0.7

TOTAL PROQUEST	$112.2	$110.7		$1.5	1.4

Net sales at PQIL increased primarily due to increasing revenue from published products, which includes our Digital Vault products, SIRS products and our specialty products such as Chadwyck-Healey humanities products.

Our premier Digital Vault product, Historical Newspapers, grew by 49.4% in the second quarter. SIRS products contributed $3.2 million to published products. Specialty products, including our ABI/Inform and Chadwyck-Healey humanities products, grew 10.0% compared to the second quarter of 2003.

General reference products include our Higher Ed reference products, K-12 reference products and our content resale business. K-12 reference products declined $1.9 million to $2.4 million primarily related to competitive pricing pressures. Revenue from our content resale business declined $0.3 million to $3.2 million primarily due to the discontinuation of several Bigchalk products. Higher Ed reference products revenue was flat during the quarter compared to the second quarter of fiscal 2003.

Traditional products include microfilm and paper products. As expected, sales of microfilm products declined in the second quarter due to continued softness in the market. Revenue from paper products was flat during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

Revenue from classroom products was flat during the quarter. Revenue from electronic coursepacks grew to $1.2 million in the quarter. The growth in electronic coursepack revenue was offset by a decline in paper coursepacks as well as the discontinuation of Bigchalk products.

Net sales at PQBS increased primarily due to the automotive group.

The automotive group includes parts and service products and performance management products. Parts and service products revenue was $31.2 million, an increase of 3.2%, primarily due to contractual price increases. Revenue from performance management products was $8.6 million, an increase of 2.6%. Revenue growth from performance management products was impacted by timing of development work, which should be completed in the second half of the year.

As expected, power equipment product revenue decreased primarily due to the absence of one-time development work that was present in the second quarter of fiscal 2003.

Gross Profit.

	Thirteen Weeks Ended		mmmm	% of Sales(1)
	July 3, 2004	June 28, 2003		July 3, 2004	June 28, 2003
PQIL	$29.1	$28.5		41.5	41.4
PQBS	26.8	26.1		63.7	62.4

Total	$55.9	$54.6		49.8	49.3

(1)	These are calculated based on each division’s sales.

Our gross profit margin increased due to an improvement of 10 basis points at PQIL and 130 basis points at PQBS.

At PQIL, the gross profit margin increased as a result of improved profitability from our newer electronic products which are gaining critical mass. This was partially offset by higher depreciation and amortization expense and content royalties.

At PQBS, the gross profit margin increased as a result of a reduction in development work during the second quarter of fiscal 2004.

Research and Development.

	Thirteen Weeks Ended		mmmm	Inc/(Dec) vs. 2003
	July 3, 2004	June 28, 2003		$	%
PQIL	$1.8	$1.8		$—	—
PQBS	2.3	2.1		0.2	9.5

Total	$4.1	$3.9		$0.2	5.1

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. On a consolidated basis, research and development expense for the second quarter of fiscal 2004 increased compared to the second quarter of fiscal 2003. At PQIL, there was no change in research and development expense. The increase at PQBS is primarily due to higher costs associated with the acquisition and deployment of eDn, as well as the timing and nature of projects. eDn is a web-based business-to-business software communications company which we purchased in November 2003.

Selling and Administrative.

	Thirteen Weeks Ended		mmmm	Inc/(Dec) vs. 2003
	July 3, 2004	June 28, 2003		$	%
PQIL	$13.6	$13.3		$0.3	2.3
PQBS	11.5	11.7		(0.2)	(1.7)
Corporate	3.0	3.5		(0.5)	(14.3)

Total	$28.1	$28.5		$(0.4)	(1.4)

The increase at PQIL is primarily due to increased sales costs in the K-12 market associated with the SIRS acquisition. The decrease at PQBS is primarily due to costs associated with employee benefits. The decrease at Corporate is primarily due to a reduction in head count and the timing of expenses.

Net Interest Expense.

	Thirteen Weeks Ended		mmmm	Inc/(Dec) vs. 2003
	July 3, 2004	June 28, 2003		$	%
Interest income	$(0.6)	$(0.2)		(0.4)	(200.0)
Debt	2.6	2.6		—	—
Monetized contracts	1.7	1.8		(0.1)	(5.6)
Other	0.2	0.2		—	—

Total	$3.9	$4.4		$(0.5)	(11.4)

Net interest expense was down primarily due to an increase in interest income.

Income Tax Expense.

For the thirteen weeks ended July 3, 2004, income taxes were recorded at an effective rate of 35.0%, down from an effective rate of 36.0% for the thirteen weeks ended June 28, 2003. The lower effective rate is primarily due to a lower state effective tax rate and a lower effective rate on non-U.S. source income. Income tax expense increased primarily as a result of higher earnings before taxes, partially offset by the lower effective rate for the thirteen weeks ended July 3, 2004.

First Half 2004 Compared to First Half 2003

	Twenty-Six Weeks Ended				Inc/(Dec) vs. 2003
	July 3, 2004		June 28, 2003
	Amount	% of sales	Amount	% of sales	$	%
Net sales	$223.0	100.0	$218.3	100.0	$4.7	2.2
Cost of sales	(111.3)	(49.9)	(110.5)	(50.6)	(0.8)	(0.7)

Gross profit	111.7	50.1	107.8	49.4	3.9	3.6

Research and development expense	(8.5)	(3.8)	(8.8)	(4.0)	0.3	3.4
Selling and administrative expense	(58.7)	(26.3)	(55.8)	(25.6)	(2.9)	(5.2)

Earnings from continuing operations before interest and income taxes	44.5	20.0	43.2	19.8	1.3	3.0

Net interest expense	(8.0)	(3.6)	(9.0)	(4.1)	1.0	11.1
Income tax expense	(12.8)	(5.8)	(12.3)	(5.7)	(0.5)	(4.1)

Earnings from continuing operations	$23.7	10.6	$21.9	10.0	$1.8	8.2

Net Sales.

	Twenty-Six Weeks Ended		mmmm	Inc/ (Dec) vs. 2003
	July 3, 2004	June 28, 2003		$	%
PQIL

Published Products	$55.7	$42.9		$12.8	29.8
General Reference Products	32.6	36.6		(4.0)	(10.9)
Traditional Products	45.8	50.4		(4.6)	(9.1)
Classroom Products	4.5	4.8		(0.3)	(6.3)

TOTAL PQIL	$138.6	$134.7		$3.9	2.9

PQBS

Automotive Group	$79.8	$77.7		$2.1	2.7
Power Equipment-Electronic	4.0	4.1		(0.1)	(2.4)
Power Equipment-Film	—	1.2		(1.2)	NM
Other	0.6	0.6		—	—

TOTAL PQBS	$84.4	$83.6		$0.8	1.0

TOTAL PROQUEST	$223.0	$218.3		$4.7	2.2

Net sales at PQIL increased primarily due to increasing revenue from published products, which includes our Digital Vault products, SIRS products and our specialty products.

Our premier Digital Vault product, Historical Newspapers, grew by 68.7% in the first half of fiscal 2004 compared to the first half of fiscal 2003. SIRS products contributed $6.6 million to published products. Specialty products including our ABI/Inform and Chadwyck-Healey humanities products grew 24.1% in the first half of fiscal 2004 compared to the first half of fiscal 2003.

General reference products include our Higher Ed reference products, K-12 reference products and our content resale business. K-12 reference products declined by $3.3 million to $4.8 million primarily related to competitive pricing pressures. Revenue from our content resale business declined by $0.9 million to $6.2 million primarily due to the discontinuation of several Bigchalk products. Higher Ed reference products revenue was flat during the first half of fiscal 2004 compared to first half of fiscal 2003.

Traditional products include microfilm and paper products. As expected, sales of microfilm products declined in the first half of fiscal 2004 due to continued softness in the market. Revenue from paper products was flat during the first half of fiscal 2004 compared to the first half of fiscal 2003.

Revenue from classroom products declined $0.2 million to $4.6 million during the first half. Revenue from electronic coursepacks grew to $2.6 million in the first half of fiscal 2004. The growth in electronic coursepack revenue was more than offset by a decline in paper coursepacks as well as the discontinuation of Bigchalk products.

Net sales at PQBS increased primarily due to increasing revenue from the automotive group.

The automotive group includes parts and service products and performance management products. Parts and service products revenue was flat in the first half of fiscal 2004 compared to the first half of fiscal 2003. Revenue from performance management products was $18.0 million, an increase of 10.1%.

As expected, power equipment products decreased primarily due to the absence of one-time development work that was present in the second quarter of fiscal 2003.

Gross Profit.

	Twenty-Six Weeks Ended			% of Sales(1)
	July 3, 2004	June 28, 2003	mmmm	July 3, 2004	June 28, 2003
PQIL	$58.9	$56.4		42.5	41.9
PQBS	52.8	51.4		62.6	61.5

Total	$111.7	$107.8		50.1	49.4

(1)	These are calculated on each division’s sales.

Our gross profit margin increased due to an improvement of 60 basis points at PQIL and 110 basis points at PQBS.

At PQIL, the gross profit margin increased as a result of improved profitability from our newer electronic products, partially offset by increased depreciation and amortization expense and higher content royalties.

At PQBS, the gross profit margin increased as a result of a reduction in development work during the first half of fiscal 2004.

Research and Development.

	Twenty-Six Weeks Ended		mmmm	Inc/(Dec) vs. 2003
	July 3, 2004	June 28, 2003		$	%
PQIL	$3.8	$4.4		$(0.6)	(13.6)
PQBS	4.7	4.4		0.3	6.8

Total	$8.5	$8.8		$(0.3)	(3.4)

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. On a consolidated basis, research and development expense for the first half of fiscal 2004 decreased compared to the first half of fiscal 2003.

The decrease at PQIL is primarily due to a reduction of redundant costs associated with the Bigchalk integration, which occurred during the first half of fiscal 2003.

The increase at PQBS is primarily due to higher costs associated with the acquisition and deployment of eDn as well as the timing and nature of projects.

Selling and Administrative.

	Twenty-Six Weeks Ended		mmmm	Inc/(Dec) vs. 2003
	July 3, 2004	June 28, 2003		$	%
PQIL	$27.4	$25.7		$1.7	6.6
PQBS	24.1	23.5		0.6	2.6
Corporate	7.2	6.6		0.6	9.1

Total	$58.7	$55.8		$2.9	5.2

The increase at PQIL is primarily due to higher direct selling costs from the increased K-12 sales force resulting from our 2003 acquisitions. The increase at PQBS is primarily due to normal cost increases associated with the sales function. The increase at Corporate is primarily due to costs associated with new corporate governance regulations and severance.

Net Interest Expense.

	Twenty-Six Weeks Ended		mmmm	Inc/(Dec) vs. 2003
	July 3, 2004	June 28, 2003		$	%
Interest income	$(0.9)	$(0.4)		(0.5)	(125.0)
Debt	5.2	5.4		(0.2)	(3.7)
Monetized contracts	3.4	3.6		(0.2)	(5.6)
Other	0.3	0.4		(0.1)	(25.0)

Total	$8.0	$9.0		$(1.0)	(11.1)

Net interest expense was down slightly primarily due to an increase in interest income, as well as lower debt levels. We also had lower interest expense on monetized contracts as we are monetizing fewer contracts than in the past.

Income Tax Expense.

For the twenty-six weeks ended July 3, 2004, income taxes were recorded at an effective rate of 35.0%, down from an effective rate of 36.0% for the twenty-six weeks ended June 28, 2003. The lower effective rate is primarily due to a lower state effective tax rate and a lower effective rate on non-U.S. source income. Income tax expense increased as a result of higher earnings before taxes, partially offset by the lower effective rate for the twenty-six weeks ended July 3, 2004.

Liquidity

Long-term debt increased by $1.7 million to $192.7 million in the first half of fiscal 2004.

During the first half of fiscal 2004, we generated cash from operations of $18.6 million compared to $24.3 million for the first half of fiscal 2003, a decrease of $5.7 million. This decrease is primarily due to a $13.1 million tax court refund received in the first quarter of fiscal 2003, which impacts deferred taxes and accounts receivable. This decrease was partially offset by accrued expenses ($7.6 million) related to our tax provision for the first half of fiscal 2004 as well as other long-term liabilities ($5.2 million) primarily due to our exclusive distributor agreement with the DMS buyer.

We used $17.5 million of cash in our investing activities during the first half of fiscal 2004, a decrease of $42.3 million compared to first half of fiscal 2003. We used $39.1 million on expenditures for property, plant, equipment, product masters and software; an increase of $4.8 million or 13.8%. We used $9.4 million during the first half of fiscal 2004 for the acquisitions of Copley Publishing Group, Reading A-Z and Axiom Press as well as an additional payment of $2.1 million related to a holdback for our acquisition of Bigchalk. This compares to the use of $23.8 million for the acquisition of Bigchalk during the first half of fiscal 2003. In addition, we utilized $2.8 million in the first half of fiscal 2004 for the payment of retained liabilities related to the 2001 sale of discontinued operations, compared to a payment of $1.7 million in the first half of fiscal 2003. Finally, we generated $35.9 million during the first half of fiscal 2004 from the sale of our DMS business.

During the first half of fiscal 2004, we generated cash from financing activities of $0.1 million compared to a generation of $34.5 million in the first half of fiscal 2003, a decrease of $34.4 million. In the first half of fiscal 2004, proceeds from long-term debt (net of payments made) were $1.7 million compared to net proceeds of $31.0 million during the first half of fiscal 2003, a decrease of $29.3 million. Furthermore, during the first half of fiscal 2004 we received $2.7 million of proceeds from the exercise of stock options compared to the receipt of $8.4 million during the first half of fiscal 2003, a decrease of $5.7 million.

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the next twelve months. Under our $175.0 million revolving credit facility, approximately $42.7 million was outstanding as of July 3, 2004.

Financial Condition

Selected Balance Sheet information – July 3, 2004 compared to January 3, 2004.

	As of		Inc/(Dec)
	July 3, 2004	January 3, 2004	$	%
Accounts receivable, net	$82.3	$94.2	$(11.9)	(12.6)
Prepaid royalties	20.8	15.2	5.6	36.8
Purchased and developed software, net	49.7	55.0	(5.3)	(9.6)
Accrued expenses	37.2	39.4	(2.2)	(5.6)
Deferred income	83.0	121.9	(38.9)	(31.9)

Accounts receivable decreased due to the seasonal collections of receivables related to subscription billings issued during the fourth quarter of fiscal 2003 as well as from the sale in the second quarter of fiscal 2004 of our DMS business.

Prepaid royalties increased primarily due to the timing of paying publisher royalties in the second quarter of our fiscal year.

Net purchased and developed software decreased primarily due to the sale of our DMS business as well as due to normal amortization.

Accrued expenses decreased primarily due to changes in the timing of payroll related accruals ($1.8 million), payment of bonuses ($7.4 million) and payments related to discontinued operations ($2.5 million), partially offset by an increase in our federal tax provision ($8.7 million).

Deferred income decreased primarily due to the seasonal nature of PQIL’s deferred revenue. At year-end, deferred revenue is at a high level due to the billings that occur late in the third quarter and throughout the fourth quarter.

Selected Balance Sheet information – July 3, 2004 compared to June 28, 2003.

	As of		Inc/(Dec)
	July 3, 2004	June 28, 2003	$	%
Accounts receivable, net	$82.3	$79.2	$3.1	3.9
Prepaid royalties	20.8	11.4	9.4	82.5
Purchased and developed software, net	49.7	50.1	(0.4)	(0.8)
Accrued expenses	37.2	28.6	8.6	30.1
Deferred income	83.0	87.0	(4.0)	(4.6)

Accounts receivable increased primarily because of higher net sales as well as receivables from the acquisitions we have completed during the past year.

Prepaid royalties increased primarily due to the trend of publishers requesting royalty payments earlier in the fiscal year.

Net purchased and developed software decreased primarily due to the sale of our DMS business as well as due to normal amortization.

Accrued expenses increased primarily due to our federal tax provision.

Deferred income decreased due to a decline in Bigchalk revenue as we discontinued unprofitable products in late 2003, unit declines in our traditional microfilm subscription products and continued pricing pressure on general reference products.

Interest Rate Risk Management

We have a revolving credit facility that is variable-rate long-term debt, and exposes us to variability in interest payments due to changes in interest rates. We have $42.7 million outstanding on the credit facility at July 3, 2004, and the weighted-average interest rate on the credit facility was 2.27% at July 3, 2004. We have decided not to hedge this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed-rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our financing activities, we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. We are not currently hedging this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed-rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012. Our remaining debt is variable-rate long-term debt, which exposes us to variability in interest payments due to changes in interest rates.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge a limited number of significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At July 3, 2004, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 4.

Controls and Procedures

Based on a recent evaluation, which was completed as of the end of our second fiscal quarter of 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in all material respects to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

On May 26, 2004, our annual meeting of Shareholders was held and the following matters were voted on:

1.	The following individuals were elected to the board of directors to serve until the 2005 annual meeting of shareholders and thereafter until successors are duly elected and qualified:

Nominee	Votes for	Votes withheld
David Bonderman	18,428,167	7,154,621
David G. Brown	24,536,877	1,045,911
Alan Aldworth	24,767,927	814,861
William E. Oberndorf	24,726,962	855,826
James P. Roemer	24,766,100	816,688
Gary L. Roubos	24,436,100	1,146,688
Todd S. Nelson	25,023,343	559,445
Linda G. Roberts	25,029,343	553,445
William J. White	19,560,410	6,022,378

2.	Proposal to approve amendments to the 2003 ProQuest Strategic Performance Plan.

Votes for	Votes against	Votes abstained	No votes
18,137,731	5,483,751	17,280	1,944,026

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Index Number	Description
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Alan W. Aldworth, President, CEO, and Chairman of ProQuest Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer, and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

A current report on Form 8-K was filed on April 27, 2004, furnishing our financial results for the quarter ended April 3, 2004 as required under Item 12 “Results of Operations and Financial Conditions”.

A current report on Form 8-K was filed on June 10, 2004 reporting the sale of our Dealer Management System (DMS) business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	PROQUEST COMPANY

/s/ Alan W. Aldworth
President, CEO, and Chairman

/s/ Kevin G. Gregory
Senior Vice President,
Chief Financial Officer, and
Assistant Secretary