Form 10-Q
period 2004-10-02
PROQUEST CO
filed 2004-11-12
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of November 9, 2004 was 28,586,706.

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen and Thirty-Nine Week Periods Ended October 2, 2004, and September 27, 2003

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$113,124	$112,300	$336,165	$330,568
Cost of sales	(57,282)	(55,543)	(168,614)	(166,003)

Gross profit	55,842	56,757	167,551	164,565

Research and development expense	(4,048)	(4,280)	(12,530)	(13,086)
Selling and administrative expense	(30,177)	(31,512)	(88,877)	(87,343)
Other operating income	900	—	900	—

Earnings from continuing operations before interest and income taxes	22,517	20,965	67,044	64,136

Net interest expense:
Interest income	331	662	1,220	1,068
Interest expense	(4,656)	(4,662)	(13,640)	(14,046)

Net interest expense	(4,325)	(4,000)	(12,420)	(12,978)

Earnings from continuing operations before income taxes	18,192	16,965	54,624	51,158
Income tax expense	(6,003)	(6,023)	(18,754)	(18,333)

Earnings from continuing operations	12,189	10,942	35,870	32,825

Earnings from discontinued operations, net (less applicable income taxes of $0, $442, $472 and $1,364, respectively)	—	804	876	2,444
Gain on sale of discontinued operations, net (less applicable income taxes of $0, $0, $515 and $0, respectively)	—	—	15,338	—

Net earnings	$12,189	$11,746	$52,084	$35,269

Net earnings per common share:

Basic:
Earnings from continuing operations	$0.43	$0.38	$1.26	$1.16
Earnings from discontinued operations	—	0.03	0.03	0.09
Gain on sale of discontinued operations	—	—	0.54	—

Basic net earnings per common share	$0.43	$0.41	$1.83	$1.25

Diluted:
Earnings from continuing operations	$0.42	$0.38	$1.25	$1.16
Earnings from discontinued operations	—	0.03	0.03	0.09
Gain on sale of discontinued operations	—	—	0.53	—

Diluted net earnings per common share	$0.42	$0.41	$1.81	$1.25

Weighted average number of common shares and equivalents outstanding:
Basic	28,588	28,315	28,494	28,128
Diluted	28,815	28,625	28,806	28,306

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of October 2, 2004, January 3, 2004, and September 27, 2003

(In thousands)

	October 2, 2004 (Unaudited)	January 3, 2004	September 27, 2003 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$970	$4,023	$3,855
Accounts receivable, net	113,476	94,242	127,055
Inventory, net	4,995	4,939	5,551
Other current assets	62,576	43,035	42,208

Total current assets	182,017	146,239	178,669

Property, plant, equipment, and product masters, at cost	409,266	395,225	383,027
Accumulated depreciation and amortization	(216,605)	(214,480)	(203,365)

Net property, plant, equipment, and product masters	192,661	180,745	179,662

Long-term receivables	5,599	5,106	4,509
Goodwill	308,214	303,693	300,905
Identifiable intangibles, net	16,377	9,435	7,627
Purchased and developed software, net	46,323	55,005	54,658
Other assets	15,752	23,813	24,291

Total assets	$766,943	$724,036	$750,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$300	$—
Accounts payable	38,811	49,156	48,664
Accrued expenses	39,543	39,428	39,202
Current portion of monetized future billings	25,219	25,583	24,950
Deferred income	114,392	121,890	123,978

Total current liabilities	217,965	236,357	236,794

Long-term liabilities:
Long-term debt	194,600	191,000	234,050
Monetized future billings, less current portion	42,194	46,835	47,848
Other liabilities	68,460	62,444	58,517

Total long-term liabilities	305,254	300,279	340,415

Shareholders’ equity:
Common stock ($.001 par value, 29,174 shares issued and 28,587 shares outstanding at October 2, 2004, 28,964 shares issued and 28,378 shares outstanding at January 3, 2004, and 28,900 shares issued and 28,342 shares outstanding at September 27, 2003)	29	28	28
Capital surplus	314,835	310,461	308,744
Unearned compensation on restricted stock	(261)	—	—
Notes receivable for stock purchases	(291)	(279)	(316)
Retained earnings (accumulated deficit)	(50,927)	(103,011)	(117,563)
Treasury stock, at cost	(14,430)	(14,515)	(13,712)
Other comprehensive (loss):
Accumulated foreign currency translation adjustment	(3,221)	(3,231)	(2,845)
Unrealized (loss) from derivatives	(701)	(806)	(841)
Minimum pension liability	(1,247)	(1,247)	(383)
Net unrealized loss on securities	(62)	—	—

Accumulated other comprehensive (loss)	(5,231)	(5,284)	(4,069)

Total shareholders’ equity	243,724	187,400	173,112

Total liabilities and shareholders’ equity	$766,943	$724,036	$750,321

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Thirty-Nine Week Periods Ended October 2, 2004, and September 27, 2003

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 2, 2004	September 27, 2003
Operating activities:

Net earnings	$52,084	$35,269
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of discontinued operations, net	(15,338)	—
Gain on sale of fixed assets	(900)	—
Depreciation and amortization	51,833	45,284
Deferred income taxes	17,110	20,724

Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable, net	(18,712)	(21,205)
Inventory, net	(614)	(173)
Other current assets	(14,886)	(4,871)
Long-term receivables	(462)	126
Other assets	(229)	660
Accounts payable	(10,275)	4,119
Accrued expenses	(9,281)	(7,670)
Deferred income	(10,737)	(8,828)
Other long-term liabilities	3,042	(3,192)
Other, net	562	(1,864)

Net cash provided by operating activities	43,197	58,379

Investing activities:
Expenditures for property, plant, equipment, product masters, and software	(52,628)	(53,558)
Proceeds from disposal of fixed assets	900	—
Acquisitions, net of cash acquired	(23,402)	(50,628)
Purchases of securities available-for-sale	(7,677)	(928)
Proceeds from disposals of securities available-for-sale	4,171	—
Expenditures associated with discontinued operations	(2,924)	(2,050)
Proceeds from sale of discontinued operations	35,900	—

Net cash used in investing activities	(45,660)	(107,164)

Financing activities:
Repayments of notes payable	(305)	(79)
Proceeds from long-term debt	310,670	445,550
Repayment of long-term debt	(307,070)	(398,500)
Monetized future billings	(5,005)	(5,011)
Repurchases of common stock	(1,720)	(1,328)
Proceeds from exercise of stock options, net	3,085	9,576

Net cash provided by (used in) financing activities	(345)	50,208

Effect of exchange rate changes on cash	(245)	650

Increase/(decrease) in cash and cash equivalents	(3,053)	2,073

Cash and cash equivalents, beginning of period	4,023	1,782

Cash and cash equivalents, end of period	$970	$3,855

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

Note 2 – Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts which was $2,529, $1,702, and $1,733 at October 2, 2004, January 3 2004, and September 27, 2003, respectively.

Inventory. Inventory costs include material, labor, and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market, net of reserves.

The components of inventory are shown in the table below as of the dates indicated:

	October 2, 2004	January 3, 2004	September 27, 2003
Finished products	$2,855	$2,710	$3,095
Products in process and materials	2,140	2,229	2,456

Total inventory, net	$4,995	$4,939	$5,551

Property, Plant, Equipment, and Product Masters. Property, plant, equipment, and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. During the second quarter of fiscal 2004, PQIL reviewed fully depreciated assets and removed approximately $29,400 of gross book value and an equal amount of accumulated depreciation. Of this amount, approximately $18,600 related to product masters and $10,800 related to property, plant, and equipment. The carrying value of the product masters is $173,723 (net of $151,389 of accumulated depreciation), $154,518 (net of $142,465 of accumulated depreciation), and $145,097 (net of $144,311 of accumulated depreciation) at October 2, 2004, January 3, 2004, and September 27, 2003, respectively.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings - as reported	$12,189	$11,746	$52,084	$35,269
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,431)	(1,540)	(4,541)	(4,389)

Net earnings - pro forma	$10,758	$10,206	$47,543	$30,880

Earnings per share:

Basic - as reported	$0.43	$0.41	$1.83	$1.25

Basic - pro forma	$0.38	$0.36	$1.67	$1.10

Diluted - as reported	$0.42	$0.41	$1.81	$1.25

Diluted - pro forma	$0.37	$0.36	$1.65	$1.09

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model or a binomial model. The assumptions for the Black-Scholes option-pricing model are as follows:

	Thirteen Weeks Ended		Thirty- Nine Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Expected stock volatility	37.60%	49.21%	38.53%	50.34%
Risk-free interest rate	3.12%	2.51%	3.04%	2.33%
Expected years until exercise	4	4	4	4
Dividend yield	0.00%	0.00%	0.00%	0.00%

On February 4, 2004, the Compensation Committee of our Board of Directors granted 1,961.5 nonqualified stock options with an exercise price of $30.97 to six members of our senior executive team. These stock options are intended to serve as a long-term incentive consistent with the Board’s desire that management deliver long-term sustainable stockholder value.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Basic	28,588	28,315	28,494	28,128
Dilutive effect of stock options	227	310	312	178

Diluted	28,815	28,625	28,806	28,306

Options to purchase 3,986 shares and 2,236 shares were outstanding at October 2, 2004 and September 27, 2003, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

Note 3 – Discontinued Operations

In June 2004, we sold our DMS business, which was a component of PQBS. The DMS business is a software business, which does not fit with our core electronic publishing strategy. The net gain resulting from the sale was derived as follows:

Purchase price	$35,900
Net assets, reserves, and expenses	(20,562)

Gain on sale, net	$15,338

Results for discontinued operations are shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$—	$4,443	$8,567	$13,118

Earnings before interest and income taxes	—	1,324	1,499	4,041
Interest expense, net	—	(78)	(150)	(233)
Income tax expense	—	(442)	(473)	(1,364)

Earnings from discontinued operations	$—	$804	$876	$2,444

We will continue to provide parts and service products for powersports, recreational vehicles, and marine dealers. In addition, we entered into an exclusive distributor agreement with the DMS buyer. Approximately $5,100 has been recorded as deferred revenue related to this agreement, and will be recognized as revenue over the sixty-month contract.

Note 4 – Comprehensive Income

Comprehensive income or loss includes net earnings, net unrealized loss on derivative instruments related to interest rate hedging, foreign currency translation adjustments, minimum pension liability, and available-for-sale securities.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings	$12,189	$11,746	$52,084	$35,269

Other comprehensive income/(loss):
Net unrealized gain on derivative instruments	35	35	105	106
Available-for-sale securities	(62)	—	(62)	—
Foreign currency translation adjustments	(9)	(2)	10	(339)

Comprehensive income	$12,153	$11,779	$52,137	$35,036

The net unrealized gain on derivative instruments, foreign currency translation adjustments, minimum pension liability, and available-for-sale securities does not impact our current income tax expense.

Note 5 – Segment Reporting

Information concerning our reportable business segments is shown in the tables below for the periods indicated:

	As of and for the Thirteen Weeks Ended October 2, 2004
	PQIL	PQBS	Corporate	Total
Net sales	$71,263	$41,861	$—	$113,124

Earnings from continuing operations before interest and income taxes	$12,075	$13,454	$(3,012)	$22,517

Expenditures for property, plant, equipment, product masters, and software	$12,879	$692	$—	$13,571

Depreciation and amortization	$17,868	$1,272	$76	$19,216

Total assets	$641,575	$98,430	$26,938	$766,943

	As of and for the Thirteen Weeks Ended September 27, 2003
	PQIL	PQBS	Corporate	Total
Net sales	$69,082	$43,218	$—	$112,300

Earnings from continuing operations before interest and income taxes	$11,438	$13,260	$(3,733)	$20,965

Expenditures for property, plant, equipment, product masters, and software	$16,746	$2,488	$20	$19,254

Depreciation and amortization	$14,329	$1,492	$54	$15,875

Total assets	$599,329	$117,183	$33,809	$750,321

	As of and for the Thirty-Nine Weeks Ended October 2, 2004
	PQIL	PQBS	Corporate	Total
Net sales	$209,885	$126,280	$—	$336,165

Earnings from continuing operations before interest and income taxes	$39,770	$37,494	$(10,220)	$67,044

Expenditures for property, plant, equipment, product masters, and software	$46,939	$5,679	$10	$52,628

Depreciation and amortization	$46,282	$5,324	$227	$51,833

	As of and for the Thirty-Nine Weeks Ended September 27, 2003
	PQIL	PQBS	Corporate	Total
Net sales	$203,794	$126,774	$—	$330,568

Earnings from continuing operations before interest and income taxes	$37,600	$36,886	$(10,350)	$64,136

Expenditures for property, plant, equipment, product masters, and software	$47,390	$5,749	$419	$53,558

Depreciation and amortization	$40,863	$4,273	$148	$45,284

Note 6 – Investments in Affiliates

On December 4, 2000, we entered into a Limited Liability Company Agreement with DaimlerChrysler Corporation, Ford Motor Company, and General Motors Corporation to form OEConnection (“OEC”).

For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until January 31, 2007, we earn a royalty on OEC’s net revenues, which will be recorded in “Net sales” in our Consolidated Statement of Operations. The royalty recognized was $330 and $942 for the thirteen and thirty-nine weeks ended October 2, 2004, respectively; compared to $285 and $820 for the thirteen and thirty-nine weeks ended September 27, 2003.

Note 7 – Goodwill and Other Intangible Assets

In the first quarter of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis.

The changes in the carrying amount of goodwill by segment for the thirty-nine weeks ended October 2, 2004 are as follows:

	PQIL	PQBS	Total
Balance as of January 3, 2004	$255,332	$48,361	$303,693
Goodwill acquired / (disposed) (1)	15,557	(11,036)	4,521

Balance as of October 2, 2004	$270,889	$37,325	$308,214

(1)	Changes in goodwill consist primarily of current acquisitions and disposals as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

In the past, we capitalized and amortized costs related to external-use software. Due to the sale of our DMS business in the second quarter of fiscal 2004, we no longer own these assets.

As of October 2, 2004, our “Identifiable intangible” assets and related accumulated amortization consisted of the following:

	Gross	Accumulated Amortization	Net
Customer lists	$17,031	$(3,798)	$13,233
Trademark	2,600	(441)	2,159
Acquired software	211	(77)	134
Non-compete agreement	950	(99)	851

Total intangibles, net	$20,792	$(4,415)	$16,377

We recorded $1,152 and $2,371 of amortization expense during the thirteen and thirty-nine weeks ended October 2, 2004, respectively, compared to $648 and $1,411 during the thirteen and thirty-nine weeks ended September 27, 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Remainder of 2004	$1,301
2005	4,259
2006	4,082
2007	3,701
2008	2,347
2009 & thereafter	687

These amounts may vary as acquisitions and dispositions occur in the future, and as purchase price allocations are finalized.

During the thirty-nine weeks ended October 2, 2004, we acquired the following intangible assets:

		Weighted Average Amortization Period
Trademarks	$600	5 years
Non-compete agreements	900	5 years
Customer lists	7,782	5 years

Total intangibles	$9,282	5 years

Note 8 – Other Current Assets

Other current assets at October 2, 2004, January 3, 2004, and September 27, 2003 consisted of the following:

	As of
	October 2, 2004	January 3, 2004	September 27, 2003
Short-term deferred tax asset	$9,549	$9,549	$5,574
Prepaid taxes	5,643	4,553	9,301
Prepaid royalties	25,728	15,188	14,071
Commissions	5,799	2,536	2,972
Prepaid insurance	1,583	864	2,075
Maintenance agreements	2,213	2,693	2,162
Available-for-sale securities	6,733	3,289	2,729
Other	5,328	4,363	3,324

Total	$62,576	$43,035	$42,208

Note 9 – Other Assets

Other assets at October 2, 2004, January 3, 2004, and September 27, 2003 consisted of the following:

	As of
	October 2, 2004	January 3, 2004	September 27, 2003
Long-term deferred tax asset	$—	$6,828	$6,271
Licenses, net	8,167	9,560	9,958
Long-term commissions	4,949	4,471	4,506
Other	2,636	2,954	3,556

Total	$15,752	$23,813	$24,291

Note 10 – Accrued Expenses

Accrued expenses at October 2, 2004, January 3, 2004, and September 27, 2003 consisted of the following:

	As of
	October 2, 2004	January 3, 2004	September 27, 2003
Salaries, wages, and bonuses	$14,395	$24,826	$23,900
Profit sharing	1,909	3,284	2,914
Discontinued operations reserve	1,501	3,391	2,250
Accrued income taxes	14,977	970	1,061
Accrued interest	56	2,166	4,403
Other	6,705	4,791	4,674

Total	$39,543	$39,428	$39,202

Note 11 – Other Liabilities

Other liabilities at October 2, 2004, January 3, 2004, and September 27, 2003 consisted of the following:

	As of
	October 2, 2004	January 3, 2004	September 27, 2003
Deferred compensation and pension benefits	$44,319	$42,381	$39,596
Long-term discontinued operations	—	—	1,175
Long-term deferred income	3,740	—	—
Other	20,401	20,063	17,746

Total	$68,460	$62,444	$58,517

Note 12 – Pension and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Thirty-Nine Weeks Ended
	Pension Benefits		Other Postretirement Benefits
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Service cost	$372	$427	$63	$54
Interest cost	3,486	3,319	87	88
Expected return on plan assets	(2,076)	(2,011)	—	—
Amortization of prior service cost	177	171	—	—
Recognized net actuarial loss/gain	327	341	—	(5)

Net pension and other postretirement benefit cost	$2,286	$2,247	$150	$137

As previously disclosed in our Annual Report on Form 10-K for the year ended January 3, 2004, we anticipated contributing $2,800 to our pension and other postretirement plans in 2004. As of October 2, 2004, $1,621 of contributions have been made. We currently anticipate a total of $3,009 to be the total contributions for our pension and other postretirement benefit plans in 2004. This increase is due to payments made during the second quarter of fiscal 2004 to settle a legacy plan.

In December 2003, Congress passed the Medicare Act of 2003. We do not provide post-65 medical or prescription drug coverage; therefore, our postretirement benefit liability and costs will not be impacted by the employer subsidy provision of the Act.

Note 13 – Acquisitions

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

Serials Solutions’ products and services provide e-journal management and access solutions for academic, public, government, and corporate libraries. The company has products installed in over one thousand libraries worldwide.

Note 14 – Stock Repurchases

As part of our acquisition of Serials Solutions, our Board of Directors approved an authorization to acquire up to 105 thousand shares of our $.001 par value common stock. Stock repurchased under this authorization is accounted for as treasury stock, carried at cost, and reflected as a reduction to stockholders’ equity. Through October 2, 2004, we purchased 69 thousand shares in the open market for a cost of approximately $1.7 million.

Subsequent to the acquisition of Serials Solutions, the Board of Directors approved an authorization to acquire up to $40 million of our $.001 par value common stock. This authorization supplements the authorization to repurchase shares in relation to the Serials Solutions acquisition. This authorization is valid through September 2007.

Note 15 – Other Operating Income

The fiscal 2004 sales of assets included:

	Proceeds	Gain on Sale
Disposal of data storage units at PQIL	$900	$900

During the third quarter, we significantly reduced the number of storage units necessary within our datacenter and disposed of the excess units.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report for the year ended January 3, 2004, as well as the accompanying interim financial statements for the period ending October 2, 2004.

Safe Harbor for Forward-looking Statements

Some of the statements contained herein constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our markets’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and other factors you should specifically consider include, among other things, the company’s ability to successfully integrate acquisitions and reduce costs, global economic conditions, product demand, financial market performance, and other risks listed under “Risk Factors” in our regular filings with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Results of Operations

Third Quarter of Fiscal 2004 Compared to the Third Quarter of Fiscal 2003

	Thirteen Weeks Ended
	October 2, 2004		September 27, 2003		Inc/(Dec) vs. 2003
	Amount	% of sales	Amount	% of sales	$	%
Net sales	$113.1	100.0	$112.3	100.0	$0.8	0.7
Cost of sales	(57.3)	(50.7)	(55.5)	(49.4)	(1.8)	3.2

Gross profit	55.8	49.3	56.8	50.6	(1.0)	(1.8)

Research and development expense	(4.0)	(3.5)	(4.3)	(3.8)	0.3	(7.0)
Selling and administrative expense	(30.2)	(26.7)	(31.5)	(28.0)	1.3	(4.1)
Other operating income	0.9	0.8	—	(0.1)	0.9	NM

Earnings from continuing operations before interest and income taxes	22.5	19.9	21.0	18.7	1.5	7.1
Net interest expense	(4.3)	(3.8)	(4.0)	(3.6)	(0.3)	7.5
Income tax expense	(6.0)	(5.3)	(6.0)	(5.3)	—	—

Earnings from continuing operations	$12.2	10.8	$11.0	9.8	$1.2	10.9

Net Sales.

	Thirteen Weeks Ended		Inc/(Dec) vs. 2003
	October 2, 2004	September 27, 2003	$	%
PQIL

Published Products	$27.8	$24.4	$3.4	13.9
General Reference Products	16.0	18.3	(2.3)	(12.6)
Traditional Products	21.7	21.0	0.7	3.3
Classroom Products	5.8	5.4	0.4	7.4

TOTAL PQIL	$71.3	$69.1	$2.2	3.2

PQBS

Automotive Group	$39.4	$40.5	$(1.1)	(2.7)
Power Equipment-Electronic	2.1	1.8	0.3	16.7
Other	0.3	0.3	—	—

PQBS	41.8	42.6	(0.8)	(1.9)

Exited Film Products	—	0.6	(0.6)	(100.0)

TOTAL PQBS	$41.8	$43.2	$(1.4)	(3.2)

TOTAL PROQUEST	$113.1	$112.3	$0.8	0.7

PQIL – Net Sales

Net sales at PQIL increased primarily due to increasing revenue from published products, which includes our Digital Vault products.

Published Products

Our premier Digital Vault product, Historical Newspapers, grew by 31.7% in the third quarter compared to the third quarter of fiscal 2003. Our electronic e-Dissertations products increased $2.2 million, an increase of 40.4%.

General Reference Products

General reference products include our reference products and our content resale business. The market for general reference products remains very competitive and we were able to hold market share by reducing pricing. Revenue from our resale business declined $0.6 million to $2.9 million primarily due to the discontinuation of several Bigchalk products.

Traditional Products

Traditional products include microfilm and paper products. Microfilm backfile products increased $2.5 million primarily related to several large sales. Microfilm subscription revenue continued to be soft in the third quarter as a result of unit declines. Revenue from paper products was flat during the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

Classroom Products

Revenue from classroom products increased 7.4% during the quarter. Driving this growth was a 31.0% increase in coursepack revenue.

PQBS – Net Sales

Net sales at PQBS decreased primarily due to the automotive group and the exited microfilm business in the fourth quarter of 2003.

Automotive Group

The automotive group includes parts and service products and performance management products. Parts and service products revenue was $30.0 million, a decrease of 3.5% primarily due to reductions in hardware sales and delayed contract development revenue. Revenue from performance management products was flat primarily due to an implementation backlog of these products.

Power Equipment-Electronic

Power equipment electronic products increased primarily due to sales of new products and a new OEM customer.

Film Products

Microfilm decreased due to the sale of this product line.

Gross Profit.

	Thirteen Weeks Ended		% of Sales(1)
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
PQIL	$29.4	$29.3	41.2	42.4
PQBS	26.4	27.5	63.2	63.7

Total	$55.8	$56.8	49.3	50.6

(1)	These are calculated based on each division’s sales.

Our gross profit margin decreased 120 basis points at PQIL and 50 basis points at PQBS.

At PQIL, the gross profit margin decreased as a result of higher depreciation and amortization expense and content royalties.

At PQBS, the gross profit margin decreased as a result of higher margin software development and contract revenue that did not repeat in the third quarter of 2004.

Research and Development.

	Thirteen Weeks Ended		Inc/(Dec) vs. 2003
	October 2, 2004	September 27, 2003	$	%
PQIL	$2.0	$2.2	$(0.2)	(9.1)
PQBS	2.0	2.1	(0.1)	(4.8)

Total	$4.0	$4.3	$(0.3)	(7.0)

Our research and development expenditures include investments for database and software development, information delivery systems, and other electronic products. On a consolidated basis, research and development expense for the third quarter of fiscal 2004 decreased when compared to the third quarter of fiscal 2003. At PQIL, the decrease is primarily due to fewer Bigchalk products, which were developed in 2003. At PQBS, the research and development expense remained relatively flat.

Selling and Administrative.

	Thirteen Weeks Ended		Inc/(Dec) vs. 2003
	October 2, 2004	September 27, 2003	$	%
PQIL	$16.3	$15.7	$0.6	3.8
PQBS	10.9	12.1	(1.2)	(9.9)
Corporate	3.0	3.7	(0.7)	(18.9)

Total	$30.2	$31.5	$(1.3)	(4.1)

The increase at PQIL is primarily due to increased sales costs related to the Reading A-Z, SIRS, and Serials Solutions acquisitions. The decrease at PQBS is primarily due to reduced selling costs. The decrease at Corporate is primarily due to headcount reductions and a prior year incentive compensation expense for our former chairman.

Net Interest Expense.

	Thirteen Weeks Ended		Inc/(Dec) vs. 2003
	October 2, 2004	September 27, 2003	$	%
Interest income	$(0.3)	$(0.7)	0.4	(57.1)
Debt	2.8	2.7	0.1	3.7
Monetized contracts	1.7	1.8	(0.1)	(5.6)
Other	0.1	0.2	(0.1)	(50.0)

Total	$4.3	$4.0	$0.3	7.5

Net interest expense increased primarily due to a decrease in interest income related to an IRS refund received last year.

Income Tax Expense.

For the thirteen weeks, ended October 2, 2004, income taxes were recorded at an effective rate of 33.0%, down from an effective rate of 35.5% for the thirteen weeks ended September 27, 2003. The lower effective rate is primarily due to a lower state effective tax rate, a lower effective rate on non-U.S. source income, and the retroactive reinstatement of the R&D tax credit. Income tax expense remained flat as a result of higher earnings before taxes, offset by the lower effective rate for the thirteen weeks ended October 2, 2004.

Nine Months Year-to-Date 2004 Compared to Nine Months Year-to-Date 2003

	Thirty-Nine Weeks Ended
	October 2, 2004		September 27, 2003		Inc/(Dec) vs. 2003
	Amount	% of sales	Amount	% of sales	$	%
Net sales	$336.1	100.0	$330.6	100.0	$5.5	1.7
Cost of sales	(168.6)	(50.2)	(166.0)	(50.2)	(2.6)	1.6

Gross profit	167.5	49.8	164.6	49.8	2.9	1.8

Research and development expense	(12.5)	(3.7)	(13.1)	(4.0)	0.6	(4.6)
Selling and administrative expense	(88.9)	(26.5)	(87.3)	(26.4)	(1.6)	1.8
Gain on sale of fixed assets	0.9	0.3	—	—	0.9	NM

Earnings from continuing operations before interest and income taxes	67.0	19.9	64.2	19.4	2.8	4.4

Net interest expense	(12.4)	(3.7)	(13.0)	(3.9)	0.6	(4.6)
Income tax expense	(18.7)	(5.5)	(18.3)	(5.5)	(0.4)	2.2

Earnings from continuing operations	$35.9	10.7	$32.9	10.0	$3.0	9.1

Net Sales.

	Thirty-Nine Weeks Ended		Inc/(Dec) vs. 2003
	October 2, 2004	September 27, 2003	$	%
PQIL

Published Products	$83.5	$67.3	$16.2	24.1
General Reference Products	48.6	54.9	(6.3)	(11.5)
Traditional Products	67.4	71.5	(4.1)	(5.7)
Classroom Products	10.4	10.1	0.3	3.0

TOTAL PQIL	$209.9	$203.8	$6.1	3.0

PQBS

Automotive Group	$119.2	$118.2	$1.0	0.8
Power Equipment-Electronic	6.1	5.9	0.2	3.4
Other	0.9	0.9	—	—

PQBS	$126.2	$125.0	$1.2	1.0

Exited Film Products	—	1.8	(1.8)	(100.0)

TOTAL PQBS	$126.2	$126.8	$(0.6)	(0.5)

TOTAL PROQUEST	$336.1	$330.6	$5.5	1.7

PQIL – Net Sales

Net sales at PQIL increased primarily due to increasing revenue from published products, which includes our Digital Vault products, SIRS products, and our specialty products.

Published Products

Digital Vault products grew in excess of 24.0% and were led by our premier Historical Newspapers products, which grew by 55.1% for the thirty-nine weeks ended in fiscal 2004 compared to the thirty-nine weeks ended in fiscal 2003. SIRS products contributed $9.7 million to published products, an increase of $6.5 million over the prior year.

General Reference Products

General reference products include our reference products and our content resale business. Reference products declined by $5.2 million to $7.0 million primarily related to competitive pricing pressures. Revenue from our content resale business declined by $1.5 million to $9.1 million primarily due to the discontinuation of Bigchalk products.

Traditional Products

Traditional products include microfilm and paper products. As expected, sales of microfilm products declined in the thirty-nine weeks ended in fiscal 2004 compared to the thirty-nine weeks ended in fiscal 2003 due to continued declines in unit sales of our subscription products. Revenue from paper products was flat during the thirty-nine weeks ended in fiscal 2004 compared to the thirty-nine weeks ended in fiscal 2003.

Classroom Products

Revenue from classroom products increased $0.3 million to $10.4 million during the thirty-nine weeks ended in fiscal 2004. Coursepacks grew to $5.2 million during the thirty-nine weeks ended in fiscal 2004. The increase in coursepacks was partially offset by the discontinuation of several Bigchalk products during fiscal 2003.

PQBS – Net Sales

Net sales at PQBS decreased primarily due to the automotive group and the exited microfilm business in the fourth quarter of 2003.

Automotive Group

The automotive group includes parts and service products and performance management products. Parts and service products revenue decreased $0.6 million to $92.2 million primarily due to reductions in hardware and delayed contract development revenue. Revenue from performance management products was $27.0 million, an increase of 6.4% primarily due to new business from the GME Standards monitoring product.

Power Equipment-Electronic

Power equipment electronic products increased primarily due to sales of new products and a new OEM customer.

Film Products

Microfilm decreased due to the sale of this product line.

Gross Profit.

	Thirty-Nine Weeks Ended		% of Sales(1)
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
PQIL	$88.3	$85.7	42.1	42.1
PQBS	79.2	78.9	62.8	62.2

Total	$167.5	$164.6	49.8	49.8

(2)	These are calculated based on each division’s sales.

Our gross profit margin remained relatively flat.

At PQBS, the gross profit margin increased 60 basis points primarily due to selling less lower margin hardware during the thirty-nine weeks ended in fiscal 2004.

Research and Development.

	Thirty-Nine Weeks Ended		Inc/ (Dec) vs. 2003
	October 2, 2004	September 27, 2003	$	%
PQIL	$5.8	$6.7	$(0.9)	(13.4)
PQBS	6.7	6.4	0.3	4.7

Total	$12.5	$13.1	$(0.6)	(4.6)

Our research and development expenditures include investments for database and software development, information delivery systems, and other electronic products. On a consolidated basis, research and development expense for the thirty-nine weeks ended in fiscal 2004 decreased compared to the thirty-nine weeks ended in fiscal 2003.

The decrease at PQIL is primarily due to a reduction of redundant costs associated with the Bigchalk integration.

The increase at PQBS is primarily due to higher costs associated with the acquisition and deployment of eDn as well as the timing and nature of projects.

Selling and Administrative.

	Thirty-Nine Weeks Ended		Inc/(Dec) vs. 2003
	October 2, 2004	September 27, 2003	$	%
PQIL	$43.7	$41.4	$2.3	5.6
PQBS	35.0	35.5	(0.5)	(1.4)
Corporate	10.2	10.4	(0.2)	(1.9)

Total	$88.9	$87.3	$1.6	1.8

The increase at PQIL is primarily due to increased sales costs related to the Reading A-Z, SIRS, and Axiom acquisitions. The decrease at PQBS is primarily due to reduced selling costs. The decrease at Corporate is primarily related to headcount reductions and a prior year incentive compensation expense for our former chairman.

Net Interest Expense.

	Thirty-Nine Weeks Ended		Inc/(Dec) vs. 2003
	October 2, 2004	September 27, 2003	$	%
Interest income	$(1.2)	$(1.1)	(0.1)	9.1
Debt	8.1	8.2	(0.1)	(1.2)
Monetized contracts	5.1	5.3	(0.2)	(3.8)
Other	0.4	0.6	(0.2)	(33.3)

Total	$12.4	$13.0	$(0.6)	(4.6)

Net interest expense decreased primarily due to a decrease in interest income from IRS refunds as well as lower interest expense on monetized contracts as we are monetizing fewer contracts than in the past.

Income Tax Expense.

For the thirty-nine weeks, ended October 2, 2004, income taxes were recorded at an effective rate of 34.3%, down from an effective rate of 35.8% for the thirty-nine weeks ended September 27, 2003. The lower effective rate is primarily due to a lower state effective tax rate and a lower effective rate on non-U.S. source income. Income tax expense increased as a result of higher earnings before taxes partially offset by the lower effective tax rate for the thirty-nine weeks ended October 2, 2004.

Liquidity

Long-term debt increased by $3.6 million to $194.6 million in the first nine months in fiscal 2004.

For the first nine months of fiscal 2004, we generated cash from operations of $43.2 million compared to $58.4 million for the first nine months of 2003, a decrease of $15.2 million. This decrease is primarily due to the following:

Inc/(Dec) vs. 2003
Tax court refund (included in accounts receivable and deferred taxes)	$(13.1)
Accounts receivable, net of tax court refund	11.8
Accounts payable	(14.4)
Other current assets (primarily prepayment of content royalties)	(10.0)
Depreciation & amortization	6.5
Long-term liabilities (primarily prepayment of distributor agreement with the DMS buyer)	6.2

We used $45.7 million of cash in our investing activities for the first nine months of fiscal 2004, a decrease of $61.5 million compared to the first nine months of 2003. This decrease is primarily due to the following:

Inc/(Dec) vs. 2003
Property, plant, equipment, product masters, and software	$(0.9)
Proceeds from disposal of fixed assets	(0.9)
Acquisitions, net of cash acquired	(27.2)
Expenditures associated with discontinued operations	0.9
Proceeds from sale of DMS	(35.9)

For the first nine months of fiscal 2004, we utilized cash from financing activities of $0.3 million compared to a generation of $50.2 million in the first nine months of fiscal 2003, a decrease of $50.5 million. This decrease is primarily due to the following:

Inc/(Dec) vs. 2003
Proceeds from long-term debt (net of payments made)	$(43.4)
Proceeds from exercise of stock options, net	(6.5)
Repurchase of common stock	0.4

During the first nine months of fiscal 2004, we also repurchased 69 thousand shares of our common stock for $1.7 million under a stock repurchase plan authorized by our Board of Directors.

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future. Under our $175.0 million revolving credit facility, $44.6 million was outstanding as of October 2, 2004.

Financial Condition

Selected Balance Sheet information – October 2, 2004 compared to January 3, 2004

	As of		Inc/(Dec)
	October 2, 2004	January 3, 2004	$	%
Accounts receivable, net	$113.5	$94.2	$19.3	20.5
Prepaid royalties	25.7	15.2	10.5	69.1
Purchased and developed software, net	46.3	55.0	(8.7)	(15.8)
Accrued expenses	39.5	39.4	0.1	0.3
Deferred income	114.4	121.9	(7.5)	(6.2)

Accounts receivable increased due to annual microfilm subscriptions that were billed during the third quarter.

Prepaid royalties also increased as a result of the annual microfilm subscriptions that were billed during the third quarter.

Net purchased and developed software decreased primarily due to the sale of our DMS business as well normal amortization.

Deferred income decreased primarily due to the seasonal nature of PQIL’s deferred revenue. At year-end, deferred revenue is at a high level due to the billings that occur late in the third quarter and throughout the fourth quarter.

Selected Balance Sheet information – October 2, 2004 compared to September 27, 2003.

	As of		Inc/(Dec)
	October 2, 2004	September 27, 2003	$	%
Accounts receivable, net	$113.5	$127.1	$(13.6)	(10.7)
Prepaid royalties	25.7	14.1	11.6	82.3
Purchased and developed software, net	46.3	54.7	(8.4)	(15.4)
Accrued expenses	39.5	39.2	0.3	0.8
Deferred income	114.4	124.0	(9.6)	(7.7)

Accounts receivable decreased primarily due to the sale of DMS as well as tax refunds received.

Prepaid royalties increased as a result of the annual microfilm subscriptions that were billed during the third quarter.

Net purchased and developed software decreased primarily due to the sale of our DMS business as well as normal amortization.

Deferred income decreased primarily due to unit declines in our traditional microfilm subscription products and continued pricing pressure on general reference products.

Interest Rate Risk Management

We have a revolving credit facility, which is variable-rate long-term debt, and exposes us to variability in interest payments due to changes in interest rates. We have $44.6 million outstanding on the credit facility at October 2, 2004, and the weighted average interest rate on the credit facility was 2.69% at October 2, 2004. We have decided not to hedge this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012.

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

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge a limited number of significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At October 2, 2004, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 4.

Controls and Procedures

Based on a recent evaluation, which was completed as of the end of our fiscal third quarter of 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in all material respects to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)	STOCK REPURCHASES

Period		(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 3, 2004—August 7, 2004	(1)	69,000	$24.93	69,000	36,000
August 8, 2004—September 4, 2004	(1)	—	$—	—	36,000
September 5, 2004—October 2, 2004	(1)	—	$—	—	36,000
September 5, 2004—October 2, 2004	(2)	—	$—	—	$40 million

		69,000		69,000

(1) In July 2004 the Board of Directors approved a plan, in conjunction with our acquisition of Serials Solutions, to buy back up to 105,000 shares of ProQuest stock. The company expects the repurchases will be made using our cash resources. During the third quarter of fiscal 2004, we repurchased 69,000 shares for $1.7 million under this announced plan.

(2) Subsequent to the acquisition of Serials Solutions, the Board of Directors approved an additional authorization to acquire up to $40 million of ProQuest stock. The company expects the repurchases will be made using our cash resources. This authorization is valid through September 2007.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Index Number	Description
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Alan W. Aldworth, Chairman and CEO of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer, and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Multi-year stock option grant representing the formal agreement for the long-term incentive plan for six senior executives.

(b)	Reports on Form 8-K.

A current report on Form 8-K was filed on July 22, 2004, furnishing our financial results for the quarter ended July 3, 2004 as required under Item 12 “Results of Operations and Financial Conditions”.

A current report on Form 8-K was filed on September 8, 2004, announcing changes made to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	PROQUEST COMPANY

/s/ Alan W. Aldworth
Chairman and CEO

/s/ Kevin G. Gregory
Senior Vice President, Chief Financial Officer, and Assistant Secretary