Form 10-K
period 2005-01-01
PROQUEST CO
filed 2005-03-17
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 01, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates (based upon the per share closing price of $27.19 on July 3, 2004) was approximately $556 million.

The number of shares of the Registrant’s common stock, $.001 par value, outstanding as of March 11, 2005 was 29,735,582.

Documents Incorporated By Reference

(1) Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement related to the 2005 Annual Meeting of Stockholders, to be filed subsequent to the date hereof pursuant to Schedule 14A - Part III of this Annual Report on Form 10-K.

GLOSSARY

ABI / Inform	Abstracted Business Information - PQIL’s premier business information database

AMT	Alternative Minimum Tax

APB	Accounting Principles Board - The predecessor to the FASB.

APB Opinion No. 25	“Accounting for Stock Issued to Employees”

APSP	Automotive Parts and Service Products

ASPP	Associate Stock Purchase Plan

Bigchalk	Bigchalk, Inc.

CCP2	Courier Custom Publishing

Credit Agreement	Revolving Credit Agreement

DMS	Dealer Management System

eDn	Electronic Distribution Networks

EEBO	Early English Books Online

EITF	Emerging Issues Task Force - A task force developed to assist the FASB in improving financial reporting.

EITF 00-21	“Revenue Arrangements with Multiple Deliverables”

EPC	Electronic Parts Catalog

FASB	Financial Accounting Standards Board - The designated organization in the private sector for establishing standards of financial accounting and reporting.

FIFO	First-in, first-out

FIN 46	FASB Interpretation No. 46 - “Consolidation of Variable Interest Entities”

FIN 46-R	FASB Interpretation No. 46 - Revised

K-12	Kindergarten through Twelfth Grade

LIBOR	London Interbank Offered Rates

Locks	Treasury Rate Locks

MCW	MotorcycleWorld.com, Inc.

Micromedia	Micromedia, Ltd.

MMT	Mail and Messaging Technologies

MSN	MicroSoft Network

NRP	Norman Ross Publishing

OEC	OEConnection

OEM	Original Equipment Manufacturer

Option Plan	2003 ProQuest Strategic Performance Plan

PQBS	ProQuest Business Solutions

PQIL	ProQuest Information and Learning

PSP	Parts and Service Products

SAB	Staff Accounting Bulletin - Staff Accounting Bulletins reflect the Securities and Exchange Commission staff’s views regarding accounting-related disclosure practices.

GLOSSARY

SAB No. 101	“Revenue Recognition in Financial Statements”

SAB No. 104	“Revenue Recognition”

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards - A statement promulgated by the FASB that sets forth the actual standards, the effective date, method of transition and the information regarding technical financial accounting and reporting issues.

SFAS No. 86	“Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”

SFAS No. 123	“Accounting for Stock Based Compensation”

SFAS No. 123R	“Share-Based Payment” - a revision to SFAS No. 123

SFAS No. 131	“Disclosures about Segments of an Enterprise and Related Information”

SFAS No. 132	“Employers' Disclosures about Pensions and Other Postretirement Benefits” - an amendment to FASB Statements No. 87, 88, and 106

SFAS No. 133	“Accounting for Derivative Instruments and Hedging Activities”

SFAS No. 138	“Accounting for Certain Derivative Instruments and Certain Hedging Activities” - an amendment to SFAS No. 133

SFAS No. 141	“Business Combinations”

SFAS No. 142	“Goodwill and Other Intangible Assets”

SFAS No. 151	“Inventory Costs” - an amendment to ARB No. 43, Chapter 4

SIRS	SIRS Publishing, Inc.

SOP	Statement of Position - issued by the American Institute of Certified Public Accountants

SOP 97-2	“Software Revenue Recognition”

SOP 98-1	“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”

U.S.	United States

U.K.	United Kingdom

URL	Uniform Resource Locator (internet address)

Part I

ProQuest Company

Item 1.	Business.

ProQuest Company is a leading publisher of solutions for the education, automotive and power equipment markets. We have more than 50 years of experience in information, content development, and aggregation. Our predecessor company, Bell & Howell Company, was known for creative, technology-based solutions. It was incorporated in Delaware in 1907. In 2001, we sold our legacy Imaging, Mail and Messaging Technologies and finance-related businesses and changed our name to ProQuest Company.

We provide products and services to our customers through two business segments: ProQuest Information and Learning and ProQuest Business Solutions. Financial information for each of our business segments and operations by geographic area is contained in Note 2 to the Consolidated Financial Statements which is incorporated herein by reference. An overview of our two business segments follows.

ProQuest Information and Learning.

Overview – PQIL

We are a leading provider of content to schools, academic institutions, and public libraries worldwide. Our products are found in over 8,000 university and college libraries worldwide and in many cases the content cannot be obtained from any other source besides the original publisher. Our business is based upon long-term relationships with our content suppliers, some of which span more than 50 years. These relationships enable us to develop our unique information capabilities and have resulted in high market penetration of our products in the markets that we serve. PQIL has licensing arrangements with over 9,000 publishers such as The New York Times, The Washington Post, U.S. News & World Report, Wall Street Journal, Chicago Tribune, Los Angeles Times, The Economist, Time Inc., University of California Press, Fairfax Publishing, and McGraw Hill. We have written agreements with substantially all of our content suppliers. More recently, we have been able to successfully extend many of our relationships to include various forms of electronic media, despite strong competition from other providers. We have leveraged many relationships to enter into unique or preferred content arrangements. For example, our agreement with The New York Times Company provides that we are the exclusive distributor in the education market for digital vault page images of The New York Times in electronic form. Our relationship with John Wiley & Sons has given us content that is not available in other aggregated databases.

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

Along with this expansive information vault, we provide proprietary tools that assist the user in finding the right content. Our ProQuest interface assists users in the navigation of our databases and obtaining productive results by incorporating features such as contextual help, simple search-building tips, intuitive icons, and dropdown menus.

Our information vault covers all major areas of study including business, humanities, social science, math and science, medical/health, ethnic and diversity studies, genealogy, psychology, biology, and current events. Our content is primarily in English, but we also have content in 40 other languages including German, Latin, Portuguese, Italian, French, and Spanish.

PQIL primarily serves the education market. Our products are present in most academic research libraries around the world. Our library customers generally sign a one year subscription contract to access our proprietary database or receive microform updates. In 2004, PQIL generated 41.4% of sales from published products, 22.4% of sales from general reference products, 31.5% of sales from traditional products, and 4.7% of sales from classroom products. Over the last three years, we have experienced renewal rates of approximately 85% to 90%. In 2004, PQIL represented approximately 63% of our total sales.

Product Review – PQIL

Published Products.

Topic specific products. We provide users with comprehensive databases in our flagship areas of business and economics and the arts and humanities.

Our premier business product is ABI/Inform. This was our first published product and it continues to be a leading resource for universities around the world with full text coverage of more than 1,800 of the world’s business journals. The rich indexing and proprietary article abstracts created by PQIL have led to this product’s installation in 45 of the top 50 business schools in the U.S. as well as 30 of the top 46 business schools in Asia and 23 of the top 42 business schools in Europe.

In the arts and humanities, our Chadwyck-Healey products have particular strengths in language and literature, history, music, performing arts and film, and news and reference, pertaining to the U.S., the U.K., the European Union, and Asia.

Publications range from databases of medieval texts in Latin and Greek to up-to-the-minute reference resources such as KnowUK, an online reference service on the people, places, and institutions that make up life in the U.K.

Other humanities titles include services such as Literature Online and History Online, both of which deliver a combination of primary works and extensive contextual support.

Digital Vault Initiative. In an initiative started in 1998, we selected portions of our microfilm collection to digitize and created products such as EEBO, Historical Newspapers, and Digital Sanborn Maps.

EEBO is a digital compilation of the majority of the content existing in the English language developed from 1475-1700, which comprises more than 125,000 works.

Historical Newspapers, one of the largest product development efforts in our history, is an initiative which began in 2000 to digitize several of the nation’s leading newspapers including The New York Times, The Christian Science Monitor, The Washington Post, Wall Street Journal, Chicago Tribune, and Los Angeles Times from their first issues to the late 20th Century. To date, we have digitized and released The New York Times, Wall Street Journal, The Washington Post, and The Christian Science Monitor as well as a part of the Los Angeles Times. We have already sold approximately 2,000 subscriptions for these products.

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

SIRS Products. SIRS Products include SIRS Discoverer®, SIRS Interactive Citizenship®, and SIRS Researcher®. SIRS Discoverer includes full-text articles and images from over 1,600 domestic and international newspapers, magazines, and government documents for students in grades 1 to 9. SIRS Interactive Citizenship is an online program that helps users learn about every facet of government and the philosophies and concepts underlying world affairs and economics. SIRS Researcher is a highly-acclaimed age appropriate general reference database containing full-text articles exploring social, scientific, health, historic, business, economic, political, and global issues.

Digital Dissertations. PQIL is the recognized publisher and repository for dissertations and master’s theses. ProQuest Digital

Dissertations provides electronic access to over 455,000 titles from our vast collection.

Serials Solutions. Our products provide e-journal management and access solutions for academic, public, government, and corporate libraries around the world. These tools provide customers with accurate, complete, and current information about their e-journal holdings, along with the means to easily link to full-text content. Our products are in 1,300 libraries worldwide.

General Reference Products.

Higher Education. Introduced in 1995, ProQuest online products allow users to search and find useful information from more than 6,000 periodicals, newspapers and other resources originating after 1985. Our products help librarians build information bridges that enable users to quickly locate resources appropriate to their needs. These products combine easy-to-use search menus, current information content in a variety of formats, convenient delivery options, and support. We provide the tools to efficiently create predefined searches, electronic reserve rooms for multiple simultaneous users, digital magazine racks, reading rooms, and table-of-content services. The quality indexing we create ensures unparalleled accuracy and specificity, which allows the users’ searches to be more successful. All online text is customizable and allows easy integration with our customers’ other information holdings. Our proprietary engine helps librarians by providing easy-to-use templates, copy-and-paste technology and step-by-step help. Librarians can link selected ProQuest online content to their online catalogs, library websites and other web-based resources.

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

Traditional Products.

Microfilm Products. We sell microform newspaper and periodical subscriptions, microform newspaper and periodical backfiles, out-of-print books, phonefiche, and scholarly research collections. Today, our microform vault is one of the largest commercial archives in the world. Newspapers, magazines and journals are marketed as complete microfilm sets of both publishers and authors. In addition, we create abstracts and indices of business, general interest and science and humanities articles. There has been less demand for these products as electronic products become more popular. Despite the growth of electronic products, we believe that there is still demand for our microfilm products because microfilm products may be the only source of out-of-print information, are a less expensive alternative for storing content and are considered a more permanent archival medium than online access.

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

Classroom Products.

Our classroom products include custom online and print course materials and textbook supplements as well as more comprehensive study aids. These products are in more than 1,100 universities throughout the U.S.

XanEdu®. XanEdu products further leverage our content through the development of supplemental curriculum materials for the college classroom. XanEdu products provide premium online content targeted directly at students and faculty of higher education institutions. XanEdu products have been adopted in over 1,100 of the 4,000 educational institutions in the U.S. Nearly 14,000 coursepack titles were produced during 2004.

Our XanEdu coursepack products include customizable products and textbook supplements from our vast archive of copyright-cleared content. Our copyright clearance services offer a streamlined solution for clearing content not currently found in our vast archive of XanEdu products. We offer instructors a turnkey solution to building XanEdu coursepacks, with the ultimate choice of distribution either online, in print, or a combination of the two. We have relationships with major textbook publishers, Pearson and John Wiley & Sons, to create online supplemental materials that expand and enrich the publisher’s textbook.

ProQuest Business Solutions.

Overview - PQBS

PQBS is the global leader in the development and deployment of parts and service information products and dealer performance applications for the automotive market. We pioneered the EPC in 1985. In the years since then, we have added features and functions to the EPC such that our product is no longer merely just an EPC. Our APSP offer information on more automobile brands than similar products from any other provider, and provide a powerful and flexible technical reference system using CD-ROM and web-based technology. Over 31,000 automobile dealerships now use our APSP worldwide. We currently publish APSP for approximately 32 automobile brands manufactured by General Motors, Ford Motor Company, DaimlerChrysler, Honda/Acura, Toyota/Lexus, Hyundai, Kia, Isuzu, Lotus, Mazda, Mercedes-Benz, Nissan, Saturn, Subaru, Suzuki, and Volvo, among others. Our continued ability to access data from these OEMs is required for us to continue to publish these products. Our customers typically sign two to five year contracts.

We also provide automobile OEMs and their dealerships with management information systems that monitor and evaluate dealer performance in areas such as product inventory, pricing, territory, margins and OEM support.

In addition to the Automobile market we provide PSP to the Power Equipment and Powersports markets, including brands manufactured by John Deere, Stihl, Alamo, Ingersoll Rand, Tecumseh, Yamaha, Kawasaki, and Honda, among others.

We have various flexible business arrangements to suit the requirements of our customers. For example, we have exclusive provider arrangements with certain OEMs and for other OEMs we provide individual contracts to their franchised dealerships.

PQBS sells primarily to the automotive and power equipment markets. In 2004, PQBS generated 94.5% of sales from automotive products, 4.8% of sales from power equipment – electronic products, and 0.7% of sales from other products. In 2004, PQBS represented approximately 37% of our total sales.

Product Review – PQBS

Automotive Products.

Automotive Parts and Service Products. For over 20 years, we have been developing customized market-leading APSP solutions for the automotive dealer. We create and market turnkey solutions in 17 languages that allow automotive dealerships to electronically access manufacturers’ proprietary technical documentation (such as parts catalogs, parts and service bulletins and other reference materials) and to interface with other important information systems (such as inventory management and billing) within the dealership. These applications help dealers improve business processes by transforming complex technical data into answers. Everyday, manufacturers of 32 automobile brands and over 31,000 automotive dealerships worldwide utilize our products.

Performance Management Products. We offer management information systems to both OEMs and their dealerships in the automotive industry. We collect, manage, and publish statistics on dealer performance such as product inventory, pricing, territory, margins, and OEM support and use this content to produce our performance management products. These products monitor and evaluate a dealer’s performance against the dealer’s historical operations as well as the dealer market in general and run diagnostics of essential dealer metrics to identify underperforming areas of a dealer’s business. Other products help develop hypothetical and actual business plans and projections for a dealer based on current conditions in the dealer market. We provide performance management products for more than 33 brands for approximately 28,000 dealers worldwide.

Power Equipment Products.

Power Equipment Products. Our power equipment unit provides PSP to motorcycle, marine, recreational vehicle, lawn & garden and heavy equipment OEMs and their dealers. These systems include parts and service information including ordering and warranty applications. We also design, develop, and distribute software systems that automate product, e-commerce, and corporate support functions between manufacturers, distributors, dealers, and their customers in the power equipment market.

Strategic Alliance.

OEConnection. OEC is a joint venture among PQBS, General Motors, Ford Motor Company, and DaimlerChrysler. OEC extends the established EPC business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel. OEC’s current product offerings include “D2DLink” which is an advanced parts locator system and “CollisionLink”, which allows the dealer to extend sales to their wholesale customers, primarily collision shops. Eventually, OEC expects to expand its customer base to include dealers, collision shops, installers, and fleet facilities.

Business Review.

Research and Development. We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We have approximately 175 people at PQIL and approximately 100 people at PQBS on our research and development and software engineering staffs. Our research and development expenditures include expenses primarily for database development and information delivery systems and is primarily company sponsored.

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

Within our PQIL North American sales force, we have dedicated sales representatives for each major product type: traditional (14 salespeople), published and general reference (39 salespeople), classroom (18 salespeople) and K-12 (30 salespeople) for a total of 101 salespeople. Outside of the U.S. and Canada, we use a direct international sales force comprised of 55 sales representatives who sell the full portfolio of products to markets across the globe. We augment this direct sales force with third party international distributors. We use a variety of approaches to market our products, including trade shows, direct mailings, product brochures, and online product trials.

Within our PQBS sales force, we sell automotive and power equipment products both domestically and internationally through an internal sales force of 76 salespeople. We market our products and services to two targeted groups: OEMs and individual dealership locations. To effectively reach the large OEMs, such as General Motors, DaimlerChrysler, Ford Motor Company, and Toyota, we have strategically deployed a team of business development professionals in the world’s principal automotive centers in the U.S., U.K., Germany, and Japan. In the U.S. and Canada, automotive and power equipment products and services are sold directly to individual dealerships using an experienced sales force (40 salespeople). We also utilize Reynolds and Reynolds as a distributor to supplement the efforts of our direct sales force.

Proprietary Rights

We regard certain of our technologies and content as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, and employee non-disclosure agreements to protect our rights. There can be no assurance that the steps we have taken will be adequate to protect our rights. Although we do not believe that we have infringed on the proprietary rights of third parties, there is no assurance that a third party will not make a contrary claim. The cost of responding to such an assertion may be material, whether or not the assertion is valid.

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

We obtain most of the information and content used in our products from license agreements with third parties. These licenses are generally limited in scope and are nonexclusive. If these licenses are not renewed or are renewed on terms adverse to us, our business could be materially adversely affected.

Licenses for content used in our PQIL segment generally have automatic renewal terms unless terminated by us or the third party publishers. At PQIL, we have written agreements with substantially all of our content suppliers. In addition, we have been able to successfully extend many of our relationships to include various forms of electronic media, despite strong competition from other providers of electronic media. For example, our agreement with The New York Times Company provides that we are the exclusive distributor in the education market for digital vault page images of The New York Times in electronic form. Our licenses with automotive and power equipment manufacturers that are used in our PQBS segment generally have a term of up to five years with automatic renewal terms ranging from one to three years. Generally, the licensors also have agreed to provide content so that we can satisfy customer agreements that extend beyond the term of the license agreement. These licenses allow us to use the content in many media formats including electronic, microform or paper.

ProQuest®, XanEdu®, SIRS Discoverer®, SIRS Interactive Citizenship®, SIRS Researcher®, eLibrary®, Bigchalk Library™, Bigchalk Multimedia™, and ProQuest EConnect™ are our trademarks. Each trademark, trade name, or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

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

Competition

The market for our products and services is highly competitive. In our PQIL segment, our main competitors are Gale Group, a division of Thomson Corporation, and EBSCO Publishing, a division of EBSCO Industries. For distribution of dissertations, we compete with universities. PQIL competitors also include free Internet sites such as Google, Yahoo, and MSN, newspaper and book publishers, educational software publishers, and electronic commerce providers. Furthermore, our print classroom products compete with small print shops. Barriers to entering the education market, especially the online component, are relatively low, and we expect competition in this market to intensify.

In our PQBS segment, we compete with Universal Computer Systems Inc., Lexcom GmbH, Infomedia Ltd., Enigma, and the proprietary electronic parts systems of certain OEMs such as DaimlerChrysler and Honda Motor Company.

Many of our current and potential future competitors may have substantially greater financial resources, name recognition, experience, and larger customer bases than we do. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products. Any of the above results could adversely affect our ability to attract and retain customers and harm our business.

Government Regulations

We are subject to various federal, state, local, and foreign environmental laws and regulations limiting the discharge, storage, handling, and disposal of a variety of substances. Our operations are also governed by laws and regulations relating to equal employment opportunity, workplace safety, and worker health, including the Occupational Safety and Health Act and regulations hereunder. We believe that we are in compliance in all material respects with applicable laws and regulations and that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.

Due to the increasing usage of the Internet, federal and state governments may adopt laws or regulations regarding commercial online services, the Internet, user privacy, intellectual property rights, content regulation, and taxation. Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent and could expose us to substantial liability. For example, certain U.S. laws, such as the federal Digital Millennium Copyright Act and various federal laws aimed at protecting children and limiting the content made available to them could expose us to substantial liability. Furthermore, various proposals at the federal, state, and local level could impose additional taxes on Internet sales. These laws, regulations, and proposals could decrease Internet commerce and other Internet uses and adversely affect the success of our online products.

Concentration Risk

We are not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. In fiscal 2004, no single customer represented more than 5% of our consolidated net sales. Our top five customers accounted for approximately 12% of consolidated net sales in fiscal 2004.

Employees

Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel.

As of January 1, 2005, we had the following number of employees, broken out by segment:

Employees
PQIL	1,616
PQBS	755
Corporate	43

Total	2,414

None of our employees are represented by collective bargaining agreements.

Website Access to Company Reports

We make available free of charge through our website, www.proquestcompany.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the SEC.

We are providing the address to our website solely for the information of our investors. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

Our principal executive and administrative office is located in Ann Arbor, Michigan. The following table provides certain summary information in square feet with respect to the facilities that we own or lease in connection with our businesses:

	PQIL	PQBS	Corporate	Total
Owned	159,000	90,944	12,000	261,944
Leased	376,430	168,242	—	544,672

Total	535,430	259,186	12,000	806,616

All of the facilities that we own are in the U.S. We lease facilities primarily in the U.S., Canada, and the U.K. We believe that the termination of any one of the leases, some of which are long-term, would not significantly affect our operations.

We believe the buildings, machinery and equipment used in our operations (whether owned or leased) generally to be in good condition and adequate for our current needs and that additional space will be available as needed.

Late in 2004, we entered into a lease agreement for new facilities for Corporate and ProQuest Information and Learning in Ann Arbor, Michigan. We expect to occupy approximately 28,000 square feet starting in 2005 and an additional 110,000 square feet starting in 2006. We anticipate that we will vacate an equivalent amount of square footage of currently occupied space as part of our move to these new facilities.

Item 3.	Legal Proceedings.

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect upon our consolidated operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Shareholders during the fourth quarter of our fiscal year ended January 1, 2005.

Directors and Executive Officers

The following table provides information about our directors and executive officers as of March 11, 2005:

Name	Age	Position at the Company
Board of Directors

Alan W. Aldworth	50	Chairman of the Board, President and Chief Executive Officer

Randy Best	62	Director

David G. Brown	48	Director

Michael Geltzeiler	46	Director

Todd S. Nelson	45	Director

William E. Oberndorf	51	Director

Linda G. Roberts	63	Director

James P. Roemer	57	Director

Gary L. Roubos	68	Director

Executive Committee (led by Alan Aldworth)

Kevin G. Gregory	41	Senior Vice President, Chief Financial Officer

Todd W. Buchardt	45	Senior Vice President, General Counsel and Corporate Secretary

Linda Longo-Kazanova	52	Senior Vice President, Human Resources

Bruce E. Rhoades	56	Senior Vice President, Strategy and Technology

Andrew H. Wyszkowski	51	President, ProQuest Business Solutions

Ronald Klausner	51	President, ProQuest Information and Learning

The business experience and certain other information relating to each of our directors and executive officers are set forth below:

Board of Directors.

Alan W. Aldworth was appointed Chairman of the Board of Directors in May 2004. Mr. Aldworth has been President and Chief Executive Officer since January 2003. In January 2002, Mr. Aldworth was elected as President and Chief Operating Officer and has been a Director since May 2001. Mr. Aldworth joined ProQuest Company as Vice President and Chief Financial Officer in October 2000. Prior to joining ProQuest Company, he spent 18 years at Tribune Company where he held a variety of senior financial management and general management positions, the most recent of which was as the General Manager of Tribune Education Company. Mr. Aldworth is also a Director of Arbitron.

Randy Best was appointed to the Board of Directors of ProQuest Company in March 2005. Mr. Best also serves as a consultant to

ProQuest Company. He is the co-founder, former Chairman, and Chief Executive Officer of Voyager Expanded Learning. Voyager developed the nation’s first patented comprehensive reading system and was acquired by ProQuest Company in January 2005. Mr. Best is the Chairman and Chief Executive Officer of GlobalEd Holdings, Ltd. Mr. Best is an advisory board member for the Education Commission of the States, and a member of the National Education Association Foundation Board, the College of Education Foundation Advisory Council for the University of Texas at Austin, and the National Urban Alliance Board for Columbia University. He is also a benefactor of the Smithsonian Institution. Previously, he served on the White House Millennium Committee and The Foundation Leadership Network.

David G. Brown was appointed to the Board of Directors in January 1994 and is Chairman of the Nominating and Governance Committee. He has been the Managing Partner of Oak Hill Venture Partners since August 1999 and a Principal in Arbor Investors LLC since August 1995, Chief Financial Officer of Keystone, Inc. from September 1998 to February 2000, and a Vice President of Keystone, Inc. since August 1993. Prior to joining Keystone, Mr. Brown was a Vice President in the Corporate Finance Department of Salomon Brothers Inc. from August 1985 to July 1993. He is a Director of eGain Communications, Perfect Commerce, Lattice Communications, MarketTools, and WOW Networks.

Michael S. Geltzeiler was appointed to the Board of Directors in September 2004 and serves on the Audit Committee. He is Senior Vice President and Chief Financial Officer of The Reader’s Digest Association, Inc., a position he has held since 2001. Prior to joining The Reader’s Digest, Mr. Geltzeiler, a certified public accountant, was with ACNielsen and Dun & Bradstreet (now known as D&B). Mr. Geltzeiler is also a member of the Board of Directors for the Madison Square Boys and Girls Club and the Westchester County Association.

Todd S. Nelson was appointed to the Board of Directors in January 2004. He has been Chief Executive Officer of Apollo Group, Inc. since August 2001 and President since February 1998. Mr. Nelson joined Apollo Group in 1987 as Director of University of Phoenix’s Utah campus, became Executive Vice President of the University of Phoenix in 1989, and became Vice President of Apollo Group, Inc. in 1994. Prior to joining Apollo Group, he was General Manager, from 1985 to 1987, at Amembal and Isom, a management training company. Mr. Nelson is also a Director of Apollo Group, Inc.

William E. Oberndorf was appointed to the Board of Directors in July 1988. He is Chairman of the Compensation Committee in addition to serving on the Nominating and Governance Committee. Mr. Oberndorf has served as Managing Director of SPO Partners & Co. since March 1991. He is a Director for Rosewood Hotels and Resorts and Director Emeritus of Plum Creek Timber Company, Inc.

Linda G. Roberts was appointed to the Board of Directors in January 2004. Since leaving government in January 2001, Dr. Roberts has served as advisor, consultant, and board director in various organizations, including state and local governments, foundations, non-profit organizations, corporations, and start-up companies. Prior to that, Dr. Roberts directed the U.S. Department of Education’s Office of Educational Technology from its inception in 1993 to 2001, and served as the Secretary of Education’s Special Advisor on Technology. From 1984 to 1993, she led the research on educational technology at the Congressional Office of Technology Assessment. Dr. Roberts also served as an advisor to the Children’s Television Workshop during the development of “Sesame Street” and “The Electric Company.” Dr. Roberts is a Senior Advisor to Carnegie Learning, Inc., Classroom Connect, Apple Computer, and several leading technology companies. She is a Trustee of the Board of the Sesame Workshop, and a Trustee of the Education Development Corporation. Dr. Roberts is also a Director of Wireless Generation and Carnegie Learning, Inc.

James P. Roemer was appointed to the Board of Directors in February 1995. He served as Chairman of the Board from January 1998 until May 2004, as President of the Company (formerly Bell & Howell Company) from 1995 to 2001 and as Chief Executive Officer from 1997 until 2003. From 1995 to 1997, he also served as Chief Operating Officer of the Company. Prior to that, he served as President and Chief Executive Officer of ProQuest Information and Learning Company from 1994 to 1995. Mr. Roemer joined Bell & Howell Company (now ProQuest Company) as President and Chief Operating Officer of Bell & Howell Publishing Services business (now ProQuest Business Solutions) in 1991. He was promoted to President and Chief Executive Officer of that business in 1993. Prior to joining ProQuest Company, Mr. Roemer was President of the Michie Group, Mead Data Central from 1989 to 1991. From 1982 to 1989 he was Vice President and General Manager of Lexis. From 1981 to 1982, he served as acting President of Mead Data Central. Mr. Roemer is also a director of Advent Software.

Gary L. Roubos was appointed to the Board of Directors in February 1994. He is Chairman of the Audit Committee in addition to serving on the

Compensation Committee and the Nominating and Governance Committee. Mr. Roubos was Chairman of the Board of Dover Corporation from 1989 to 1998 and was President from 1977 to 1993. He is also a Director of Dover Corporation and Omnicom Group, Inc.

Frederick J. Schwab was appointed to the Board of Directors in September 2004. He was President and CEO of Porsche Cars North America (PCNA) from 1992 to 2003. He joined PCNA in 1985 as Executive Vice President of Finance & Administration and was appointed Senior Vice President in 1988. Prior to joining PCNA, Mr. Schwab, a certified public accountant, was with Fruehauf Corp. and Touche Ross & Company. Currently, Mr. Schwab serves on the Board of Michigan State University’s Eli Broad College of Business, the National Board of Directors of the Hope Foundation, the Board of Trustees at the Atlanta International School, and the Board of Governors at the Ravinia Club. He also serves as a Director to Indus, International Inc. and Boyd Gaming Corporation.

Executive Committee (led by Alan Aldworth).

Kevin G. Gregory has been Senior Vice President since November 2002 and has been Vice President and Chief Financial Officer since April 2002. From February 2001 to April 2002, he served as Vice President, Controller and Treasurer, and from August 1996 to February 2001, he served as Tax Counsel and Vice President – Tax. Prior to joining us, he was Senior Manager at Ernst & Young LLP, and prior to that spent seven years at PricewaterhouseCoopers LLP.

Todd W. Buchardt has been Senior Vice President since November 2002, Vice President in March 2000, and General Counsel in April 1998 and in September 1998 was elected to the additional office of Secretary. Prior to joining us, he held various legal positions with First Data Corporation from 1986 to 1998.

Linda Longo-Kazanova has been Senior Vice President, Human Resources & Business Optimization since November 2002 and has been Vice President, Human Resources since May 2000. Prior to joining us, she was Senior Vice President, Human Resources-North America, for Information Resources, Inc. from 1995 to 2000. From 1985 to 1995, she held various human resource positions with Kraft Foods, Inc.

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

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “PQE”.

As of March 1, 2005, there were 195 holders of record of our common stock.

The high and low closing prices of our common stock were as follows:

	2004		2003
Fiscal Quarter	High	Low	High	Low
First	$32.39	$28.48	$21.30	$14.82
Second	31.73	25.12	28.00	19.86
Third	27.00	24.17	30.58	23.69
Fourth	32.11	24.74	31.40	26.30

The following table presents a summary of share repurchases made during the quarter ended January 1, 2005:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 3, 2004 - November 6, 2004 (1)	36,000	$26.03	36,000	—
October 3, 2004 - November 6, 2004 (2)	14,300	$26.27	14,300	$39.6 million
November 7, 2004 - December 4, 2004 (2)	20,000	$26.56	20,000	$39.1 million
December 5, 2004 - January 1, 2005 (2)	—	$—	—	$39.1 million

	70,300	$26.23	70,300

(1)	In July 2004, the Board of Directors approved a plan, in conjunction with our acquisition of Serials Solutions, to buy back up to 105,000 shares of ProQuest stock. During the fourth quarter of fiscal 2004, we repurchased the remaining 36,000 shares for $937 thousand under this announced plan.

(2)	In September 2004, the Board of Directors approved an additional authorization to acquire up to $40 million of ProQuest stock. We expect the repurchases will be made using our cash resources. This authorization is valid through September 2007. During the fourth quarter of fiscal 2004, we repurchased 34,300 shares for $907 thousand.

We have not declared or paid any cash dividends to our shareholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities authorized for issuance under equity compensation plans at January 1, 2005 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by security holders	4,129	$28.63	449
Equity compensation plans not approved by security holders	—	—	—

Total	4,129	$28.63	449

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

Item 6.	Selected Financial Data.

The following selected consolidated financial and operating data have been derived from our audited Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended January 1, 2005. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes included elsewhere herein. Our historical financial data may not be indicative of our future performance.

	Fiscal
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Continuing Operations Data(1)(2):
Net sales	$462,814	$451,015	$412,826	$386,049	$360,776
Cost of sales	(230,315)	(221,960)	(196,584)	(180,943)	(184,097)

Gross profit	232,499	229,055	216,242	205,106	176,679
Research and development expense	(16,603)	(18,367)	(20,945)	(19,504)	(17,456)
Selling and administrative expense	(120,592)	(122,251)	(110,011)	(119,501)	(119,095)
Other income	—	775	—	—	—
Gain/(loss) on sales of assets	900	—	—	(2,312)	2,726
Restructuring charge	—	—	—	—	(5,196)

Earnings from continuing operations before interest, income taxes, equity in loss of affiliate and cumulative effect of a change in accounting principle	96,204	89,212	85,286	63,789	37,658
Net interest expense	(16,435)	(17,139)	(28,922)	(24,674)	(27,567)
Income tax expense	(27,039)	(25,363)	(16,449)	(14,864)	(4,036)
Equity in loss of affiliate	—	—	—	(13,374)	(20,848)

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle (2)	$52,730	$46,710	$39,915	$10,877	$(14,793)

Diluted earnings (loss) from continuing operations before cumulative effect of a change in accounting principle, per common share (2)	$1.83	$1.64	$1.50	$0.45	$(0.63)

Other Continuing Operations Data:
Gross profit as a percent of net sales	50.2%	50.8%	52.4%	53.1%	49.0%
Expenditures for property, plant, equipment product masters and software	$66,774	$70,819	$80,795	$70,866	$60,791
Cash flow provided by (used in):
Operating activities	107,816	121,078	71,026	47,193	57,466
Investing activities	(62,355)	(126,601)	(106,735)	187,336	(67,885)
Financing activities	(45,510)	7,575	39,024	(252,155)	(14,236)

	At the End of Fiscal
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,313	$4,023	$1,782	$495	$5,626
Total assets	752,929	724,036	631,517	606,367	801,602
Long-term debt, less current maturities	150,000	191,000	187,000	252,782	501,821
Total shareholders' equity (deficit)	269,721	187,400	129,756	(45,072)	(69,659)

Footnotes to the Selected Financial Data:

(1)	In June 2004, we sold our DMS business, which was a component of PQBS. In fiscal 2001, we completed the divestiture of our Imaging, Mail and Messaging Technologies, and finance-related businesses. Accordingly, the operating results of these businesses have been segregated from our continuing operations, and are separately reported as discontinued operations in our Consolidated Financial Statements.

(2)	Excludes cumulative effect of a change in accounting principle of a net charge of $65.3 million taken in fiscal 2000 related to a change in the method of revenue recognition pursuant to SAB 101.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”), and the notes thereto included in this Annual Report for the year ended January 1, 2005.

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

We compete in markets characterized by continual technological change, product introductions and enhancements, changes in customer demands and evolving industry standards. The technological life cycles of our products are difficult to estimate. The demand for some of our more mature products and services has begun to migrate to other products and services. For example, demand for our microform-based products has decreased due to the development of electronic-based products. We may be unable to develop products that offset the declining revenues of our mature products. To remain competitive, we must continue to develop new products and invest in technologies that help customers use our products and services, enhance the quality of images being transmitted, increase delivery of our products over the Internet and other electronic media, and reduce the time in which such products are transmitted.

Our products and services currently depend on data access agreements with third parties, and the failure to maintain these agreements on commercially reasonable terms could harm our business.

Our products are in part based on content supplied pursuant to data access agreements with third parties. We may not be able to maintain our current agreements at cost-effective prices. In addition, data used in our products might become unavailable or not be updated as required. If a significant number of our content providers decide to terminate their relationships with us, we may:

•	be at a competitive disadvantage with respect to our competitors;

•	lose customers that rely on us as a single source of resources;

•	lose revenue generated from particular clients; and

•	incur charges related to early contract terminations.

Moreover, the content supplied by many of our licensors, such as The New York Times Company and automotive manufacturers, is unique, and cannot be replaced. The failure to acquire alternative data access sources could harm our business. Even if we are able to substitute content providers, we may not be able to enter into alternative data access agreements on commercially reasonable terms or on a timely basis. Any of these results could harm our business.

Changes in funding for public schools and libraries could cause the demand for our products to decrease.

We derive a significant portion of our revenues from public schools and libraries, which are heavily dependent on federal, state, and local government funding. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays, or reductions in the funding of schools, colleges, or libraries could delay or reduce our revenues. Funding difficulties experienced by schools, colleges, or libraries could also cause those institutions to be more resistant to price increases and could slow investments in educational technology and products, which could harm our business.

We face intense competition and may not be able to successfully attract and retain customers.

The market for our products and services is highly competitive. In our PQIL segment, our main competitors are Gale Group, a division of Thomson Corporation, and EBSCO Publishing, a division of EBSCO Industries. For distribution of dissertations, we compete with universities. PQIL competitors also include free Internet sites such as Google, Yahoo, and MSN, newspaper and book publishers, software publishers, and electronic commerce providers. Furthermore, our print classroom products compete with small print shops. Barriers to entering the education market, especially the online component, are relatively low, and we expect competition in this market to intensify.

In our PQBS segment, we compete with Universal Computer Systems Inc., Lexcom GmbH, Infomedia Ltd., Enigma, and the proprietary electronic parts systems of certain OEMs such as DaimlerChrysler and Honda Motor Company.

Many of our current and potential future competitors may have substantially greater financial resources, name recognition, experience, and larger customer bases than we do. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products. Any of the above results could adversely affect our ability to attract and retain customers and harm our business.

Our products depend on components licensed from third parties, and the failure to maintain these licenses, or the failure of these third parties to improve and maintain these components, could harm our ability to produce and develop products.

Our products incorporate third party technologies. For example, many of our products and services rely on databases from providers such as Oracle. We may be unable to obtain all of the necessary licenses for the third party technology required by our products on commercially reasonable terms, on a timely basis, or at all. In addition, technology used in our products might become unavailable or not be updated as required.

Our intellectual property protection may be inadequate, allowing others to use our technologies and thereby reduce our ability to compete.

We regard certain of the technology underlying our services and products as proprietary, such as our search and retrieval and database management features. The steps that we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or to prevent third parties from developing similar technology independently. We rely on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and other contracts to establish and protect our technology and other intellectual property rights.

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

Engaging in business internationally subjects us to a number of risks, such as acceptance by foreign educational systems of our approach to educational products, expenses associated with customizing products for foreign countries, longer accounts receivable collection periods and greater difficulty in collection, unexpected changes in regulatory and legal requirements, potentially adverse tax consequences, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, changing economic conditions, exposure to different legal standards (particularly with respect to intellectual property), burdens of complying with a variety of foreign laws and fluctuations in currency exchange rates. If any of these risks were to materialize, our business could be harmed.

We have entered into strategic alliances and acquisitions and may pursue others that could disrupt our operations or fail to result in the benefits that we anticipated.

We may continue to make strategic acquisitions of companies, products, or technologies or enter into strategic alliances as necessary to implement our business strategy. If we are unable to fully integrate acquired businesses, products, or technologies with our operations, we may not receive the intended benefits of these acquisitions. In addition, the acquisitions or joint ventures may subject us to unanticipated risks or liabilities or disrupt our operations and divert management’s attention from day-to-day operations.

Our success depends on our ability to attract and retain key personnel, and our key personnel, especially those holding multiple positions, may not be able to fulfill their roles effectively if we become understaffed.

Our success depends on our ability to attract and retain highly qualified management and technical personnel. Members of our senior management team bring substantial industry and management experience to our planning and execution. If they or other key employees were to leave us, and we were unable to find a qualified replacement, our business could be harmed.

We could experience system failures, software errors or capacity constraints, any of which would cause interruptions in our delivery of electronic content to customers and ultimately may cause us to lose customers.

Any delays or failures in the systems or errors in the software that we use to deliver our electronic content to customers would harm our business. We have occasionally suffered failures of the computer and telecommunication systems that we use to deliver our electronic content to customers. The growth of our customer base, as well as the number of sites we provide, may strain our systems in the future. The systems we currently use to deliver our services to customers (except for external telecommunications systems) are located in our facilities in Michigan and Ohio. Although we maintain property insurance, claims for any system failure could exceed our coverage. In addition, our products could be affected by failures of third party technology used in our products, and we could have no control over remedying these failures. Any failures or problems with our systems or software could force us to incur significant costs to remedy the failure or problem, decrease customer demand for our products, tarnish our reputation and thus harm our business.

Our systems face security risks, and our customers have concerns about their privacy.

Our systems and websites may be vulnerable to unauthorized access by hackers, computer viruses and other disruptive problems. Any security breaches or problems could lead to misappropriation of our customers’ information, our websites, our intellectual property and other rights, as well as disruption in the use of our systems and websites. Unauthorized access to, as well as denial of, various Internet, and online services has occurred, and will likely occur again. Any security breach related to our websites could tarnish our reputation and expose us to damages and litigation. We may also incur significant costs to maintain our security precautions or to correct problems caused by security breaches. Further, to maintain these security measures, we will be required to monitor our customers’ access to our websites which may cause disruption to our customers’ use of our systems and websites. These disruptions and interruptions could harm our business.

The occurrence of a fire, flood, or other form of natural disaster at certain of our locations would adversely impact our business.

Copies of our microfilm collections are stored at some of our locations. If a fire, flood, or similar event were to occur at any of these locations and destroy those collections, our business would be significantly harmed.

We have $155.0 million of total indebtedness, which could hurt our ability to borrow and utilize cash flow as necessary and restrict our operations. Our debt increased significantly in January 2005 (See Note 23 – Subsequent Events to the Consolidated Financial Statements).

The degree to which we are leveraged could have important consequences, including the following:

•	our ability to borrow may be limited and additional amounts for working capital and capital expenditures may not be available; and

•	a substantial portion of our cash flows must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available for our operations or product development.

In addition, our senior credit facility contains numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Our ability to satisfy the financial ratios and tests and other provisions contained in our senior credit facility could be affected by changes in economic or business conditions or other events beyond our control. Any failure to comply with the obligations in our senior credit facility could result in an event of default under this facility, which, if not cured or waived, could permit acceleration of our indebtedness and have a material adverse effect on us.

Unless we maintain a strong brand identity, our business may not grow as anticipated.

We believe that maintaining and enhancing our brands is important to attracting and retaining customers. Our success in growing brand awareness will depend in part on our ability to continually provide information access technology that enhances the learning process. There are other entities using the name Proquest. Some of these entities may offer goods and services similar to those offered by us, which may diminish the value of our brand. In addition, some of our brand names are new or have changed, and we may not have any success in maintaining and growing our brand equity.

Our operating results continue to fluctuate, and a revenue or earnings shortfall in a particular quarter could have a negative impact on the price of our common stock.

Variations in our operating results occur from time to time as a result of many factors, such as the timing and amount of customers’ expenditures, our product mix, new product introductions, and general economic conditions. Our sales cycles are relatively long and depend on factors such as the size of customer orders and the terms of subscription agreements. Consequently, it is difficult to predict if and when we will receive a customer order. Because a high percentage of our expenses are fixed, the timing of customer orders can cause variations in quarterly operating results. Certain customers’ buying patterns and funding availability generally cause our sales and cash flow to be higher in the fourth quarter of the year. As a result of the difficulty in forecasting our quarterly revenues, our operating results for a quarter may fall below securities analysts’ expectations, which may cause the price of our common stock to fall abruptly and significantly.

Our stock price may be volatile, and your investment in our stock could decline in value.

Our common stock price has fluctuated significantly in the recent past. In addition, market prices for securities of companies in our industries have been highly volatile and may continue to be highly volatile in the future. Often the volatility in our common stock price is unrelated to our operating performance. As a result of these fluctuations in the price of our common stock, you may not be able to sell your common stock at or above the price you pay for it.

You should carefully consider the previous factors in addition to the other information contained and incorporated by reference in this Annual Report on Form 10-K before making an investment decision with respect to our common stock. This list of factors may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. You should read the following discussion in conjunction with the Selected Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Overview

•	Critical Accounting Policies

•	Results of Operations

•	Fiscal Year 2004 Compared to Fiscal Year 2003

•	Fiscal Year 2003 Compared to Fiscal Year 2002

•	Staff Accounting Bulletin No. 101 Implementation

•	International Operations

•	Liquidity and Capital Resources

•	Financial Condition

•	Capital Expenditures and Outlook

•	Commitments and Contractual Obligations

•	Seasonality

•	Recently Issued Financial Accounting Standards

Overview

We are a leading publisher of solutions for the education, automotive and power equipment markets. We have more than 50 years of experience in information, content development, and aggregation.

We provide products and services to our customers through two business segments: PQIL and PQBS. Through our PQIL segment, which primarily serves the education market, we collect, organize, and publish content from a wide range of sources including newspapers, periodicals, and books. Our PQBS segment is primarily engaged in the delivery in electronic form of comprehensive parts and service information for the automotive and outdoor power market (motorcycle, marine, recreational vehicle, lawn & garden and heavy equipment) and business performance products and services for the automotive market.

Financial information for each of our business segments and operations by geographic area is contained in Note 2 to our Consolidated Financial Statements which is incorporated herein by reference.

We believe that the following items are essential to our continued success:

•	Relationships with Publishers and OEMs - PQIL has licensing arrangements with over 9,000 publishers such as The New York Times, The Washington Post, U.S. News & World Report, Wall Street Journal, Chicago Tribune, Los Angeles Times, The Economist, Time Inc., University of California Press, Fairfax Publishing, and McGraw Hill. Many of our publisher relationships began prior to the advent of electronic databases. More recently, we have been able to successfully extend many of our relationships to include various forms of electronic media, despite strong competition from other providers. We have leveraged many relationships to enter into unique or preferred content supply arrangements. For example, our agreement with The New York Times Company provides that we are the exclusive distributor in the education market for page images of The New York Times in electronic form. Our relationship with John Wiley & Sons has given us content that is not available in other aggregated databases. PQBS publishes APSP for approximately 32 automobile brands manufactured by General Motors, Ford Motor Company, DaimlerChrysler, Honda/Acura, Toyota/Lexus, Hyundai, Kia, Isuzu, Lotus, Mazda, Mercedes-Benz, Nissan, Saturn, Subaru, Suzuki, and Volvo, among others.

•	Content – PQIL’s expansive information vault includes content from over 18,000 periodical titles and 7,000 newspaper titles, as well as a unique content collection consisting of approximately two million dissertations, 150,000 out-of-print books, 550 research collections, and over 15 million proprietary abstracts. Our information vault covers all major areas of study including business, humanities, social science, math and science, medical/health, ethnic and diversity studies, genealogy, psychology, biology, and current events. Our content is primarily in English, but we also have content in 40 other languages including German, Latin, Portuguese, Italian, French, and Spanish.

•	Proprietary Products – Along with PQIL’s expansive information vault, we provide proprietary tools that assist the user in finding the right content. Our ProQuest interface assists users in the navigation of our databases and obtaining productive results by incorporating features such as context-sensitive help, simple search-building tips, intuitive icons and dropdown menus. PQBS pioneered the EPC in 1985. In the years since then, we have added features and functions to the EPC such that our product is no longer merely just an EPC. Our APSP offer information on more automobile brands than similar products from any other provider, and provide a powerful and flexible technical reference system using CD-ROM and web-based technology. Over 31,000 automobile dealerships now use our APSP worldwide.

•	Experience – Some of our publisher relationships span more than 50 years. These relationships enable us to develop our unique information capabilities and have resulted in the high market penetration of our products in the markets that we serve. Our original EPC products have been around for over 20 years.

•	Recurring revenue – Many of PQIL’s Published Products, General Reference Products, and Traditional Products are sold on twelve month subscriptions. Also, PQBS’s APSP and PSP are sold on long-term contracts typically spanning 24 to 60 months. These subscriptions and contracts allow us to accurately forecast approximately 80% of our annual revenue.

Net Sales. We derive revenue from licenses of database content (electronic products), sales of microfilm subscriptions, microfilm backfile sales, paper products, service, software, equipment, and product royalties. See “Critical Accounting Policies” for further discussion.

Cost of Sales. Cost of sales consists of product and service costs. Product costs include production costs, depreciation of electronic and microfilm product masters, amortization of capitalized software costs, royalties for the use of content, Internet hosting costs, and technical support costs. Service costs consist primarily of installation and training costs, including personnel, materials, facilities, and travel costs. These costs of sales are generally recognized as incurred, except for amortization-related expenses associated with capitalized product master costs development and internal use software costs. See the discussion below in “Critical Accounting Policies - Capitalization and Depreciation”.

Research and Development Expense. Our research and development expenditures include expenses primarily for database development and information delivery systems. We expense all software development costs associated with products until technological feasibility is established.

Selling and Administrative Expense. Our selling expenses primarily consist of salaries and compensation paid to employees engaged in sales and marketing activities, advertising, and promotional materials, public relations costs and travel. Administrative expenses principally consist of salaries and compensation paid to our executives and other corporate employees as well as incidental costs incurred in managing our business.

Discontinued Operations. We sold our Dealer Management System business, which was a component of PQBS, in fiscal 2004. Accordingly, the operating results of this business have been segregated from our continuing operations and are separately reported as discontinued operations in the Consolidated Financial Statements.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates including those related to accounting for revenue recognition, royalties, impairment of product masters and goodwill, capitalization and depreciation, allowance for doubtful accounts, income taxes, and other contingencies. We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily available from other sources. Actual results may differ from these estimates, which could have a material impact on our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements.

Net Sales. We derive revenue from licenses of database content, sales of microfilm subscriptions, microfilm backfile sales, paper products, service, software, equipment, and product royalties. Services consist of training and installation with respect to our PSP and performance management products. Revenues from services accounted for less than 10% of our revenues for 2004, 2003, and 2002.

Published Products

PQIL’s published products provide users with access to our comprehensive databases, including Historical Newspapers, EEBO, e-dissertations, and topic specific products on either a subscription basis that normally covers twelve months, or a perpetual license. PQIL follows the guidance under SAB 101/SAB 104 for all subscription products. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method. For sales of perpetual licenses, revenue is recognized when we provide access to the content and bill the customer.

General Reference Products

For PQIL’s general reference products, customers purchase access to periodicals, newspapers, and other resources contained in our databases in exchange for a fee that normally covers a subscription period of twelve months. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method.

PQIL provides content on a wholesale basis to premier information companies such as Factiva and LexisNexis. We receive a royalty from these wholesalers based on the usage of our products by their customers. We recognize this revenue based on the usage of our product.

Traditional Products

PQIL derives revenue from sales of microform subscriptions and backfiles, publishing fees, and sales of dissertations. For newspaper subscription products, revenue is recognized ratably over the term of the subscription, which is normally twelve months. For periodical subscription products, we accumulate the product on microfilm and ship the completed set to our customers quarterly or annually. Revenue for these products is recognized when the product is shipped. For our backfile products, dissertations and publishing fees, revenue is also recognized when the product is shipped.

Classroom Products

For the classroom market, we provide digital and paper products. The majority of our classroom product sales are from print coursepacks. Revenue is recognized when the print coursepacks are shipped. Our digital coursepacks comprised 41.8% of classroom products in 2004. These products are static databases of information in which we provide access, through a URL sold to the customer, for the semester the related class is being offered. Revenue for digital coursepacks is recognized when the URL is delivered to the customer. There is a right of return for coursepack sales. Therefore, a reserve has been recorded based on historical experience. The reserve was $681 thousand and $250 thousand in 2004 and 2003, respectively.

Parts and Service Products

A majority of the APSP revenue is related to multiple element contracts in which PQBS provides hardware, training and installation, database content licenses, and ongoing support to our customers. PQBS follows the guidance under EITF 00-21 in allocating the contract revenue to the various elements. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 prescribes that in circumstances where there are multiple units of accounting in a contract; revenue should be allocated to each unit based on fair value, irrespective of the amount ascribed in the contract. Determination of fair value is judgmental and is typically based on our pricing of similar products that are not part of a multi-element arrangement and/or pricing of a market competitor. PQBS follows SAB 101 and SAB 104 for determination of revenue recognition. Assuming fair value exists for all elements, the amount assigned to the hardware value is recognized upon shipment of the hardware to the customer. The amounts assigned to training and installation are recognized as the services are performed. The amounts assigned to the database licenses and the ongoing support is recognized over the term of the contract, typically 24 to 60 months.

We provide certain APSP customers with the option to bundle into monthly payments hardware or training and installation. An interest factor of approximately 8% is charged for the bundled items and recorded as deferred interest income. Deferred interest income was $538 thousand at January 1, 2005. This amount will be recognized as interest income over the collection period. The receivable related to these items and the related deferred interest income are recorded in “Long–term receivables” in our Consolidated Financial Statements. Interest income recognized related to these arrangements in 2004 was approximately $1.0 million.

We also provide PSP products for the power equipment markets. Certain of these products are highly customized for the individual customer. As such, PQBS follows the guidance under EITF 00-21 which addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 prescribes that in circumstances where there are multiple units of accounting in a contract; revenue should be allocated to each unit based on fair value, irrespective of the amount ascribed in the contract. Determination of fair value is judgmental and is typically based on our pricing of similar products that are not part of a multi-element arrangement and/or pricing of a market competitor. PQBS follows SAB 101, SAB 104 and SOP 97-2 for determination of revenue recognition. Software revenue is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed and collectibility is probable. Initial license and project management fees are recognized over the term of the contract. An annual license fee is charged and is recognized ratably over the year. Ongoing services revenue is recognized over the term of the contract.

Performance Management Products

Revenue from performance management products is primarily derived from business management information systems and business products provided to both OEMs and their dealerships in the automotive industry. Dealer information is collected and published, typically on a monthly or quarterly basis. This content is used to monitor and evaluate dealer performance against various metrics and to manage dealer contracts and track compliance with the European Common Market’s block exemption regulations. Revenue is recognized when the dealer information collecting and publishing cycle is completed and delivered.

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

Impairment of Goodwill. We review the carrying value of goodwill for impairment annually based on the requirements of SFAS No. 142. This annual analysis is performed during the second fiscal quarter, based on the goodwill balance as of the end of the first fiscal quarter. The impairment test requires us to compare the fair value of each reporting unit to its carrying value. The determination whether these assets are impaired involves significant judgment based on long-term and short-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances.

Capitalization and Depreciation. A fixed asset is recognized for items with a purchase price over one thousand dollars and an estimated useful life of greater than one year. We currently employ the straight-line depreciation method for all fixed assets over the estimated useful life of the asset, except for product masters. Traditional products (microfilm and microfiche) and electronic products each have capitalizable “product masters”. Costs associated with the creation of traditional and electronic product masters are capitalized. For product masters, PQIL uses the double declining balance method of depreciation over a 10 year useful life as this methodology most closely mirrors the way in which revenue is derived from the content. In order to facilitate the timely determination of depreciation expense for the year, we use a half-year convention for depreciation.

Software Capitalization. We follow the guidance in SOP 98-1 for capitalizing software projects. We consider the following two characteristics when evaluating software for internal use:

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

Equity Securities. We classify our investments in equity securities as “available-for-sale” in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Our available-for-sale securities represent assets held in a rabbi trust, related to an executive deferred compensation plan, that permits immediate diversification by the employee. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in “Other comprehensive income” on our Consolidated Balance Sheet. The estimated fair market values of investments are based on quoted market prices as of the end of the reporting period. In 2004, the change in net unrealized gains on our available-for-sale securities was $328 thousand.

Income Taxes. Provision is made for the expense, or benefit, associated with taxes based on income. The provision for income taxes is based on laws currently enacted in every jurisdiction in which we do business and considers available laws mitigating the taxation of the same income by more than one jurisdiction. Significant judgment is required in determining income tax expense, current receivables and payables, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. In determining realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in making this assessment. If, after consideration of these factors, management believes it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance is established. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Other Contingencies. Other contingencies are recorded when it is probable that a liability exists and the value can be reasonably estimated.

Results of Operations

	2004		2003		2002
	(dollars in millions)
	Amount	% of sales	Amount	% of sales	Amount	% of sales
Net sales	$462.8	100.0	$451.1	100.0	$412.8	100.0
Cost of sales	(230.3)	(49.8)	(222.0)	(49.2)	(196.6)	(47.6)

Gross profit	232.5	50.2	229.1	50.8	216.2	52.4

Research and development expense	(16.6)	(3.6)	(18.4)	(4.1)	(20.9)	(5.1)
Selling and administrative expense	(120.6)	(26.1)	(122.3)	(27.1)	(110.0)	(26.6)
Other income	—	—	0.8	0.2	—	—
Gain on sale of fixed assets	0.9	0.2	—	—	—	—

Earnings from continuing operations before interest and income taxes	96.2	20.7	89.2	19.8	85.3	20.7
Net interest expense	(16.4)	(3.5)	(17.1)	(3.8)	(28.9)	(7.0)
Income tax expense	(27.1)	(5.9)	(25.4)	(5.6)	(16.5)	(4.0)

Earnings from continuing operations	$52.7	11.3	$46.7	10.4	$39.9	9.7

Fiscal Year 2004 Compared to Fiscal Year 2003.

Net Sales.

	2004	2003
	(dollars in millions)
PQIL

Published Products	$120.1	$95.9
General Reference Products	65.1	73.0
Traditional Products	91.8	97.2
Classroom Products	13.6	13.4

TOTAL PQIL	$290.6	$279.5

PQBS

Automotive Group	$162.7	$160.7
Power Equipment – PSP	8.2	7.7
Exited Film Products	—	2.1
Other	1.3	1.1

TOTAL PQBS	$172.2	$171.6

TOTAL PROQUEST	$462.8	$451.1

Our net sales from continuing operations increased $11.7 million, or 2.6%, to $462.8 million in 2004.

ProQuest Information and Learning

Net sales at PQIL increased $11.1 million, or 4.0%, to $290.6 million.

Published Products.

Sales of our published products grew $24.2 million, or 25.2%, to $120.1 million in 2004 primarily driven by strong sales of our Genealogy products, which increased $2.6 million, Historical Newspaper products, which increased $3.2 million and other Digital Vault Initiative products. Additional incremental growth of $6.6 million came from a full year of sales from the SIRS product line which was acquired during the third quarter of 2003.

General Reference Products.

Sales of our general reference products decreased $7.9 million, or 10.8%, to $65.1 million primarily due to a decrease in our re-seller business and a decrease in our general reference products for K-12 libraries, most of which was the result of products discontinued from the Bigchalk acquisition. There is competitive pricing pressure with our general reference products, primarily as a result of tight library budgets. We have started to see some stabilization of pricing during the 2005 renewal cycle.

Traditional Products.

Sales of traditional products decreased $5.4 million, or 5.6%, to $91.8 million due to decline in microfilm units partially offset by price increases. As expected, during the fourth quarter of 2004, our typical microfilm renewal period, we continued to see unit declines. As a result, we expect a revenue decline at approximately $3-5 million in 2005.

Classroom Products.

Sales of our classroom products increased $0.2 million, or 1.5%, to $13.6 million as the market continues its migration to electronic delivery. During 2004, we established strong relationships with large campus bookstores, but we have been less successful in displacing the small print shops that supply this type of product to the independent bookstores.

ProQuest Business Solutions

Net sales at PQBS increased $0.6 million, or 0.4%, to $172.2 million.

Automotive Products.

Sales of our automotive product revenue increased by $2.0 million, or 1.2%, to $162.7 million, driven by an 8.0% increase in dealership performance management products. Revenue growth in dealership performance management products is driven by the sales of our web-based dealer performance management products. PSP revenue showed a slight decline in 2004 as a result of a reduction in one time revenues from hardware and training and installation.

Power Equipment – PSP.

Electronic product sales increased $0.5 million, or 6.5%, to $8.2 million driven by increased revenue from the sales of new OEM products in the outdoor power market.

Exited Film Products.

Revenue from power equipment – film products decreased as a

result of exiting this business. We transferred the few remaining customers to a third party provider in the fourth quarter of 2003.

Gross Profit.

	2004	2003
	(dollars in millions)
PQIL	$123.0	$123.0
PQBS	109.5	106.1

Total	$232.5	$229.1

Our gross profit percentage decreased 60 basis points to 50.2% compared to the 2003 results.

At PQIL, the gross profit margin decreased from 44.0% to 42.3%, a decrease of 170 basis points for the fiscal year ended January 1, 2005 compared to the fiscal year ended January 3, 2004. This decrease resulted from increased cost of sales primarily due to increased content royalties and higher depreciation ($7.0 million) from investments in product capital.

At PQBS, the gross profit margin increased from 61.8% to 63.6%, an increase of 180 basis points for the fiscal year ended January 1, 2005 compared to the fiscal year ended January 3, 2004. This increase resulted from decreased lower-margin hardware sales and lower performance management product costs as a result of the new Next Generation Electronic Platform (“NXC”).

Research and Development.

	2004	2003
	(dollars in millions)
PQIL	$7.7	$9.9
PQBS	8.9	8.5

Total	$16.6	$18.4

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. Research and development expense for fiscal 2004 decreased $1.8 million to $16.6 million compared to fiscal 2003.

The decrease at PQIL is primarily due to our ongoing efforts to consolidate operations, reduce staff, and increase efficiencies.

The increase at PQBS is primarily due to typical salary and cost increases.

Selling and Administrative.

	2004	2003
	(dollars in millions)
PQIL	$58.0	$58.0
PQBS	46.8	48.0
Corporate	15.8	16.3

Total	$120.6	$122.3

Selling and administrative expense on a consolidated basis decreased $1.7 million, or 1.4%, to $120.6 million compared to fiscal 2003.

PQIL expenses as a percentage of sales decreased to 20.0% in 2004 from 20.8% in 2003 due to our ongoing initiative to align our costs more closely with our revenue.

PQBS expenses as a percentage of sales decreased to 27.2% in 2004 from 28.0% in 2003 due to reduced sales incentive compensation.

The decrease at Corporate is primarily due to our former chairman’s incentive compensation plan in 2003 which was not incurred in 2004.

Net Interest Expense.

	2004	2003
	(dollars in millions)
Interest income	$(1.5)	$(1.4)
Debt	10.5	10.6
Monetized contracts	6.8	7.1
Other	0.6	0.8

Total	$16.4	$17.1

Net interest expense decreased $0.7 million, or 4.1%, to $16.4 million in 2004, as a result of reduced debt levels in 2004.

Income Tax Expense. Income tax expense increased in 2004 as a result of higher operating earnings partially offset by a lower effective tax rate for fiscal 2004. The lower effective tax rate in 2004 is primarily the result of lower foreign tax rates, lower state taxes, revisions to prior year estimates and audit settlements.

Discontinued Operations. In June 2004, we sold our DMS business, which was a component of PQBS. The DMS business was a software business which did not fit with our core electronic publishing strategy. Accordingly, the operating results of this business have been segregated from our continuing operations and reported as earnings from discontinued operations. We recognized a gain on sales of discontinued operations of $13.5 million (net of tax) due to the sale of DMS.

Acquisitions. In fiscal 2004, we completed a number of acquisitions including Copley Publishing Group, Reading A-Z, Axiom

Press, Serials Solutions, and Entigo Inc. for an aggregate cash consideration of $23.5 million, 105 thousand shares of our $.001 par value common stock and the assumption of certain liabilities. These acquisitions did not have a material impact on our Consolidated Financial Statements.

Fiscal Year 2003 Compared to Fiscal Year 2002

Net Sales.

	2003	2002
	(dollars in millions)
PQIL

Published Products	$95.9	$76.3
General Reference Products	73.0	62.0
Traditional Products	97.2	101.5
Classroom Products	13.4	9.6

TOTAL PQIL	$279.5	$249.4

PQBS

Automotive Group	$160.7	$150.2
Power Equipment – PSP	7.7	8.5
Exited Film Products	2.1	4.7
Other	1.1	—

TOTAL PQBS	$171.6	$163.4

TOTAL PROQUEST	$451.1	$412.8

Our net sales from continuing operations increased $38.3 million, or 9.3%, to $451.1 million in 2003.

ProQuest Information and Learning

Net sales at PQIL increased $30.1 million, or 12.1%, to $279.5 million.

Published Products.

Sales of our published products grew $19.6 million, or 25.7%, to $95.9 million in 2003 primarily driven by strong sales of our Historical Newspaper products, which increased $8.0 million, and other Digital Vault Initiative products. Additional incremental growth of $6.3 million came from the SIRS product line, which was acquired during the third quarter of 2003.

General Reference Products.

Sales of our general reference products increased $11.0 million, or 17.7%, to $73.0 million primarily due to an increase in our general reference products for K-12 libraries due to $16.2 million in incremental revenue from Bigchalk partially offset by a decline in our reseller business related to a Canadian reseller arrangement that we exited during fiscal 2002. There is pricing pressure with our general reference products, primarily as a result of tight library budgets.

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

ProQuest Business Solutions

Net sales at PQBS increased $8.2 million, or 5.0%, to $171.6 million.

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

Power Equipment – PSP

Electronic product sales decreased $0.8 million, or 9.4%, to $7.7 million driven by decreases in one time revenue partially offset by increases in recurring revenue.

Exited Film Products.

Revenue from power equipment – film products decreased $2.6 million, or 55.3%, to $2.1 million as a result of exiting this business. We transferred the few remaining customers to a third party provider, in the fourth quarter of 2003.

Gross Profit.

	2003	2002
	(dollars in millions)
PQIL	$123.0	$113.9
PQBS	106.1	102.3

Total	$229.1	$216.2

Our gross profit percentage decreased 160 basis points to 50.8% compared to the 2002 results.

At PQIL, the gross profit margin decreased from 45.7% to 44.0%, a decrease of 170 basis points for the fiscal year ended January 3, 2004 compared to the fiscal year ended December 28, 2002. This decrease resulted from increased cost of sales primarily due to higher depreciation and content royalties.

At PQBS, the gross profit margin decreased from 62.6% to 61.8%, a decrease of 80 basis points for the fiscal year ended January 3, 2004 compared to the fiscal year ended December 28, 2002. This decrease resulted from increased cost of sales primarily due to lower-margin hardware sales, exiting of the film business and increased content costs.

Research and Development.

	2003	2002
	(dollars in millions)
PQIL	$9.9	$11.5
PQBS	8.5	9.4

Total	$18.4	$20.9

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. Research and development expense for fiscal 2003 decreased $2.5 million to $18.4 million compared to fiscal 2002.

The decrease at PQIL is primarily due to moving to a more variable cost structure. In our effort to accomplish this we consolidated operations, reduced staff and increased efficiencies.

The decrease at PQBS is primarily due to the timing and nature of certain development projects.

Selling and Administrative.

	2003	2002
	(dollars in millions)
PQIL	$58.0	$53.4
PQBS	48.0	45.1
Corporate	16.3	11.5

Total	$122.3	$110.0

Selling and administrative expense on a consolidated basis increased $12.3 million, or 11.2%, to $122.3 million compared to fiscal 2002.

PQIL expenses as a percentage of sales decreased from 21.4% in 2002 to 20.8% in 2003 due increased productivity.

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

Net Interest Expense.

	2003	2002
	(dollars in millions)
Interest income	$(1.4)	$(4.8)
Debt	10.6	11.7
Interest rate swaps	—	12.8
Monetized contracts	7.1	7.2
Other	0.8	2.0

Total	$17.1	$28.9

Net interest expense decreased $11.8 million, or 40.8%, to $17.1 million in 2003, primarily due to refinancing our long-term debt in 2002 and an $8.3 million pre-tax charge taken in the third quarter of 2002 related to the settlement of our interest rate swaps as a result of our debt refinancing. In October 2002, we refinanced $150.0 million of our debt to long-term fixed rate senior notes with a 5.45% coupon rate. As a result, we are not currently entering into interest rate swap contracts.

Income Tax Expense. Income tax expense increased in 2003 as a result of higher operating earnings and a higher effective tax rate for fiscal 2003. The lower effective tax rate in 2002 is primarily the result of one-time benefits related to the utilization of a capital loss carryback and a lower state effective tax rate.

Discontinued Operations. In 2002 we recognized a gain on sales of discontinued operations of $0.6 million (net of tax) due to a reversal of an accrual which we determined we no longer needed related to the 2001 sale of our Imaging, MMT and finance-related businesses.

Acquisitions. On December 30, 2002, the second day of our fiscal year 2003, we purchased all the interest in Bigchalk that we did not previously own for a negotiated value of $27.0 million, which includes a holdback of approximately $3.4 million and is net of approximately $19.7 million in cash held by Bigchalk that we received after the acquisition. In July, we purchased SIRS for $26.4 million and the assumption of certain liabilities.

Bigchalk develops and markets products and services for research, curriculum integration, assessment, peer collaboration, professional development, online community and e-commerce for teachers, students, parents, librarians and school administrators in the K-12 educational community. See Note 3 to our Consolidated Financial Statements for the pro forma impact of this acquisition.

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

International Operations

	2004	% of Total	2003	% of Total	2002	% of Total
	(dollars in millions)
Domestic sales	$338.8	73%	$339.1	75%	$307.6	75%
Foreign sales	124.0	27%	112.0	25%	105.2	25%

Total sales	$462.8	100%	$451.1	100%	$412.8	100%

Foreign sales increased $12.0 million, or 10.7%, to $124.0 million in 2004 primarily as a result of sales of our performance management products and our published products as well as favorable foreign currency translation.

For PQIL, we generally invoice international customers in U.S. dollars. However, as our international operations have matured, we have begun invoicing certain customers in their local currencies.

Our translation and transaction exposure from international operations is immaterial, as it constitutes less than 1% of selling and administrative expense.

Liquidity and Capital Resources

Debt decreased by $36.3 million to $155.0 million in 2004.

We generated cash from operations of $107.8 million during 2004, compared to $121.1 million in 2003, a decrease of $13.3 million. The decrease in cash generated from continuing operations during 2004 compared to 2003 was primarily related to the following:

Inc/(Dec) vs. 2003
(dollars in millions)
Tax court refund (included in accounts receivable and deferred taxes)	$(13.1)
Deferred income (decline in microfilm sales)	(13.1)
Accounts payable	(4.0)
Accounts receivable, net of tax court refund	(3.6)
Other current assets (primarily prepayment of content royalties)	(3.0)
Depreciation & amortization	10.9
Accrued expenses (primarily Bigchalk severance in 2003)	9.8
Long-term liabilities (primarily prepayment of distributor agreement with the DMS buyer)	3.7

Cash from operations is seasonal with less cash generated in the first half of the year and more cash generated during the second half of the year. Cash is typically generated during the second half of the year primarily because we bill and collect a significant portion of our annual microfilm subscription fees in the late third quarter and during the fourth quarter.

We used $62.4 million of cash in our investing activities for fiscal 2004, a decrease of $64.2 million compared to fiscal 2003. This decrease is primarily due to the following:

Inc/(Dec) vs. 2003
(dollars in millions)
Proceeds from sale of DMS	$(35.9)
Acquisitions, net of cash acquired	(26.0)
Property, plant, equipment, product masters, and software	(4.0)
Proceeds from disposal of fixed assets	(0.9)
Net purchases of equity investments available for sale	2.1

We used cash in financing activities of $45.5 million in fiscal 2004 compared to $7.6 million generated in fiscal 2003, a decrease of $53.1 million. This decrease is primarily due to the following:

Inc/(Dec) vs. 2003
(dollars in millions)
Proceeds from long-term debt (net of payments made)	$(45.0)
Monetized future billings	(6.5)
Proceeds from exercise of stock options, net	(3.3)
Repurchase of common stock	(2.2)
Net increase in short-term debt	4.4

We believe that current cash balances, cash generated from operations, and availability under our Credit Agreement will be adequate to fund the growth in working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future. Under our $175.0 million Credit Agreement, $5.0 million was outstanding as of January 1, 2005. The interest rate on borrowings under the credit facility as of January 1, 2005 was (at our option) either LIBOR + 1.00%, which was 3.08% ($5.0 million outstanding at January 1, 2005), or the prime rate + 0.25%, which was 5.50% ($0 outstanding at January 1, 2005).

A portion of our availability under the credit facility has been utilized to issue letters of credit to support our insurance coverage, leases, and certain customer contracts. At January 1, 2005, the total of the face amounts of the outstanding letters of credit was $2,347 thousand. The letters of credit renew either annually or automatically with the face amount adjusted based on the underlying insurance requirement. At the end of fiscal 2004, we had $167,653 thousand of additional credit available under our credit facility. We also have the ability to borrow up to $5.0 million on an uncommitted line of credit. The borrowing period under this line of credit cannot exceed seven days. There was no balance outstanding under this line as of January 1, 2005.

The final maturity date of the Credit Agreement is October 3, 2005 with no principal payments due until that date. For the outstanding balance on the $175.0 million Credit Agreement, annual maturities are (dollars in millions):

2005	$5.0

Total	$5.0

For the term of the 5.45% senior notes, annual maturities are (dollars in millions):

2005	$—
2006	21.4
2007	21.4
2008	21.4
2009	21.4
2010	21.4
2011	21.4
2012	21.6

Total	$150.0

We are in compliance with all debt covenants as of January 1, 2005.

In January 2005, we acquired Voyager Expanded Learning Inc. (“Voyager”). We financed our acquisition through a new $175 million issuance of private-placement notes and a new revolving line of credit. The 5.38% fixed notes mature January 2015. Our previous revolving credit agreement was replaced with a new variable interest rate facility with capacity of $275 million which expires in January 2010.

Financial Condition

Selected Balance Sheet information.

	As of		Inc/(Dec) vs. 2003
	January 1, 2005	January 3, 2004	$	%
	(dollars in millions)
Accounts receivable, net	$95.3	$94.2	$1.1	1.2%
Other current assets	50.1	43.0	7.1	16.5%
Purchased and developed software, net	41.7	55.0	(13.3)	(24.2%)
Other assets	21.5	23.8	(2.3)	(9.7%)
Accrued expenses	35.3	39.4	(4.1)	(10.4%)
Deferred income	100.5	121.9	(21.4)	(17.6%)
Other liabilities	82.5	62.4	20.1	32.2%

Accounts receivable increased by $1.1 million during the fiscal year ended January 1, 2005, primarily due to increased sales.

Other current assets increased by $7.1 million primarily due to increased prepayments made for royalties ($2.6 million) and prepayment of sales commissions ($4.9 million) as well as an increase in securities available for sale ($3.9 million) partially offset by a decrease in taxes ($5.8 million).

Net purchased and developed software decreased by $13.3 million primarily due to annual amortization expense as well as lower software expenditures in 2004.

Other assets decreased by $2.3 million primarily due to a decrease in long term deferred tax assets as a result of the utilization of a capital loss carryforward.

Accrued expenses decreased by $4.1 million primarily due to payments related to our discontinued operations and a decrease in accrued compensation, partially offset by increased taxes.

Deferred income decreased by $21.4 million primarily as a result of the decline in microfilm and general reference subscriptions as well as the timing of billings in 2004 compared to 2003.

Other liabilities increased $20.1 million primarily due to increased deferred income taxes as well as increased long-term compensation liabilities.

Capital Expenditures and Outlook

	2004	2003	2002
	(dollars in millions)
Product masters
PQIL	$52.8	$46.3	$51.7

Fixed capital
PQIL	2.0	2.5	3.9
PQBS	4.1	2.8	2.9
Corporate	0.2	—	0.2

Total fixed capital	$6.3	$5.3	$7.0

Software
PQIL	7.4	11.4	20.0
PQBS	0.3	7.4	2.1
Corporate	—	0.4	—

Total software expenditures	$7.7	$19.2	$22.1

Total expenditures for property, plant, equipment, product masters and software	$66.8	$70.8	$80.8

Capital spending for product masters increased $6.5 million from 2003 to 2004 due to higher international costs and development of content associated with acquisitions made during the year.

We expect to meet our needs for working capital for operations, to fund capital expenditures, software spending and potential acquisitions and to meet our debt service requirements through cash generated from operations and our Credit Agreement. Although there are no material commitments for capital spending, we expect spending in 2005 to be approximately 10 percent to 12 percent of sales. Capital expenditures will be concentrated primarily on ongoing and new product master prepublication costs that management believes will generate future revenue growth. Our plans are dependent on the availability of funds as well as the identification of projects showing sufficient returns. As a result, there is no assurance that our planned level or type of capital spending will actually occur in the future.

Commitments and Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments at January 1, 2005 and the future periods in which such obligations are expected to be settled in cash:

	Total	2005	2006 & 2007	2008 & 2009	After 2009
	(dollars in millions)
Operating leases	$96.4	$17.6	$28.6	$16.4	$33.8
Short-term debt	5.0	5.0	—	—	—
Long-term debt	150.0	—	42.9	42.9	64.2
Unconditional purchase obligations	15.0	5.1	9.9	—	—
Royalty guarantees	166.1	36.7	57.5	47.7	24.2

Total Contractual Obligations	$432.5	$64.4	$138.9	$107.0	$122.2

We also have obligations with respect to our pension and postretirement medical benefit plans. For further information see Note 15 to our Consolidated Financial Statements.

We have letters of credit in the amount of $2,347 thousand outstanding as of January 1, 2005 to support insurance coverage, leases, and certain customer contracts. For further information see Note 12 to our Consolidated Financial Statements.

Seasonality

Our quarterly operating results fluctuate as a result of a number of factors including the sales cycle, the amount and timing of new products and our spending patterns. In addition, many of our PQIL customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced less net sales, net earnings, and cash flow in the first fiscal quarter with our highest net sales, net earnings, and cash flow in the fourth fiscal quarter.

The historical fluctuation of our operating results is described in Note 22 to our Consolidated Financial Statements.

Recently Issued Financial Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123R, “Share Based Payment.” (“SFAS No. 123R”), which requires companies to expense the value of employee stock options and similar awards. As permitted by SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), we currently account for our stock option plan using the intrinsic method prescribed in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and, as such, generally recognize no compensation cost for employee stock options. Under SFAS No. 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and expensed over the vesting period. Additionally, SFAS No. 123R will require us to expense the unvested portion of previously granted options. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. We will adopt this standard in the third quarter of fiscal 2005. We are planning to use the “modified prospective” transition method, which does not require restating previous periods’ results.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in Note 1 to our Consolidated Financial Statements.

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). Under the guidance of FSP 109-1, the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on our Consolidated Financial Statements.

On October 22, 2004, the President of the United States signed The American Jobs Creation Act of 2004. Among the provisions of the Act is a provision that allows for the exclusion from income of a portion of the remittances of earnings of foreign subsidiaries to U.S. shareholders through December 31, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations. We have not yet decided whether, or to what extent, foreign earnings will be repatriated. Based on our analysis to date, however, it is possible that we may repatriate an amount between $0 to $9,600. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. We expect to be in a position to finalize our assessment by December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As a result of our financing activities we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. We are not currently hedging this interest rate risk. Instead, in 2002 we limited this risk by refinancing $150.0 million of our debt to long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven year average life. Our remaining debt is variable rate long-term debt which exposes us to variability in interest payments due to changes in interest rates.

In December 2004, in anticipation of our 2005 debt refinancing, we entered into Treasury Rate Locks (“2004 Locks”) with the notional amount of $125 million and a seven year term. At January 1, 2005, the unrealized marked to market gain on the 2004 Locks in the amount of $130 thousand (net of tax) was recorded in “Other comprehensive income” on our Consolidated Balance Sheet. These 2004 Locks effectively fixed the underlying treasury rate for the pricing of our private placement at 4.04% and settled on January 14, 2005, the same day our private placement of debt was priced (see Note 23 to our Consolidated Financial Statements). Upon settlement, a loss was incurred.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currency rates. At January 1, 2005, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be insignificant.

Item 8.	Financial Statements and Supplementary Data.

ProQuest Company - Management’s Report on Internal Controls over Financial Reporting

The following report is provided by management in respect of ProQuest Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934):

1. ProQuest Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for ProQuest Company.

2. ProQuest Company management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of ProQuest Company’s internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of ProQuest Company’s internal control over financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of ProQuest Company’s internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of ProQuest Company’s internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3. Management has assessed the effectiveness of ProQuest Company’s internal control over financial reporting, as of January 1, 2005, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in ProQuest Company’s internal control over financial reporting that have been identified by management.

4. In fiscal year 2004 ProQuest Company acquired Serials Solutions. Total assets for Serials Solutions were $17.6 million, which was 2.3% of total ProQuest Company assets at January 1, 2005. Total revenue for Serials Solutions in 2004 was $2.1 million, which was 0.45% of total ProQuest Company revenues for 2004. Management has elected to exclude Serials Solutions from the scope of its report on internal controls over financial reporting.

5. KPMG LLP, who has audited the consolidated financial statements of ProQuest Company for the year ended January 1, 2005, has also issued a report on financial statements and internal controls under Auditing Standard No. 2 of the Public Company Accounting Oversight Board (United States). This report is located on the following page of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ProQuest Company:

We have audited management’s assessment, included in the accompanying ProQuest Company – Management’s Report on Internal Control over Financial Reporting, that ProQuest Company maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ProQuest Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ProQuest Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ProQuest Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ProQuest Company acquired Serials Solutions during 2004, and management excluded this entity from its assessment of the effectiveness of ProQuest Company’s internal control over financial reporting as of January 1, 2005. Serials Solutions’ internal control over financial reporting is associated with total assets of $17.6 million and total revenues of $2.1 million included in the consolidated financial statements of ProQuest Company and subsidiaries as of and for the year ended January 1, 2005. Our audit of internal control over financial reporting of ProQuest Company also excluded an evaluation of the internal control over financial reporting of Serials Solutions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProQuest Company and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Detroit, Michigan

March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

ProQuest Company:

We have audited the accompanying consolidated balance sheets of ProQuest Company and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProQuest Company and subsidiaries as of January 1, 2005 and January 3, 2004 and the results of their operations and their cash flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ProQuest Company’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan

March 16, 2005

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002

(In thousands, except per share data)

	2004	2003	2002
Net sales	$462,814	$451,015	$412,826
Cost of sales	(230,315)	(221,960)	(196,584)

Gross profit	232,499	229,055	216,242

Research and development expense	(16,603)	(18,367)	(20,945)
Selling and administrative expense	(120,592)	(122,251)	(110,011)
Other income	—	775	—
Gain on sale of fixed assets	900	—	—

Earnings from continuing operations before interest and income taxes	96,204	89,212	85,286

Net interest expense:
Interest income	1,517	1,370	4,791
Interest expense	(17,952)	(18,509)	(33,713)

Net interest expense	(16,435)	(17,139)	(28,922)

Earnings from continuing operations before income taxes	79,769	72,073	56,364
Income tax expense	(27,039)	(25,363)	(16,449)

Earnings from continuing operations	52,730	46,710	39,915

Earnings from discontinued operations (less applicable income taxes of $485, $1,814 and $1,473, respectively)	778	3,111	2,465
Gain on sales of discontinued operations (less applicable income taxes of $2,565, $0 and $361, respectively)	13,484	—	639

Net earnings	$66,992	$49,821	$43,019

Net earnings per common share:

Basic:
Earnings from continuing operations	$1.85	$1.66	$1.53
Earnings from discontinued operations	0.03	0.11	0.09
Gain on sales of discontinued operations	0.47	—	0.02

Basic net earnings per common share	$2.35	$1.77	$1.64

Diluted:
Earnings from continuing operations	$1.83	$1.64	$1.50
Earnings from discontinued operations	0.03	0.11	0.09
Gain on sales of discontinued operations	0.46	—	0.02

Diluted net earnings per common share	$2.32	$1.75	$1.61

Average number of common shares and equivalents outstanding:
Basic	28,514	28,192	26,190
Diluted	28,844	28,426	26,588

The accompanying Notes to the Consolidated Financial Statements are

an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of January 1, 2005 and January 3, 2004

(In thousands)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,313	$4,023
Accounts receivable, net	95,279	94,242
Inventory:
Finished products	3,411	2,710
Products in process and materials	1,901	2,229

Total inventory, net	5,312	4,939
Other current assets	50,133	43,035

Total current assets	155,037	146,239

Property, plant, equipment and product masters, at cost:
Land	672	824
Buildings and improvements	29,747	30,995
Machinery and equipment	59,695	66,423
Product masters	332,689	296,983

Total property, plant, equipment and product masters, at cost	422,803	395,225
Accumulated depreciation and amortization	(222,806)	(214,480)

Net property, plant, equipment and product masters	199,997	180,745

Long-term receivables	8,084	5,106
Goodwill	311,279	303,693
Identifiable intangibles, net	15,379	9,435
Purchased and developed software, net	41,699	55,005
Other assets	21,454	23,813

Total assets	$752,929	$724,036

The accompanying Notes to the Consolidated Financial Statements are

an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of January 1, 2005 and January 3, 2004

(In thousands)

	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$300
Current maturities of long-term debt	5,000	—
Accounts payable	49,364	49,156
Accrued expenses	35,303	39,428
Current portion of monetized future billings	24,331	25,583
Deferred income	100,480	121,890

Total current liabilities	214,478	236,357

Long-term liabilities:
Long-term debt, less current maturities	150,000	191,000
Monetized future billings, less current portion	36,197	46,835
Other liabilities	82,533	62,444

Total long-term liabilities	268,730	300,279

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 29,389 shares issued and 28,731 shares outstanding at the end of fiscal 2004, and 28,964 shares issued and 28,378 shares outstanding at the end of fiscal 2003)	29	28
Capital surplus	320,033	310,461
Unearned compensation on restricted stock	(236)	—
Notes receivable arising from stock purchases	(194)	(279)
Retained earnings (accumulated deficit)	(36,019)	(103,011)
Treasury stock, at cost (658 shares at the end of fiscal 2004 and 586 shares at the end of fiscal 2003)	(16,276)	(14,515)
Other comprehensive income/(loss):
Accumulated foreign currency translation adjustment	4,562	(3,231)
Unrealized (loss) from derivatives, net of tax	(536)	(806)
Minimum pension liability, net of tax	(1,970)	(1,247)
Net unrealized gain on securities, net of tax	328	—

Accumulated other comprehensive income/(loss)	2,384	(5,284)

Total shareholders’ equity	269,721	187,400

Total liabilities and shareholders’ equity	$752,929	$724,036

The accompanying Notes to the Consolidated Financial Statements are

an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002

(In thousands)

	2004	2003	2002
Operating activities:
Net earnings	$66,992	$49,821	$43,019
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of discontinued operations	(13,484)	—	(639)
Depreciation and amortization	71,561	60,696	47,648
Deferred income taxes	21,894	26,544	7,299
Interest expense due to swap settlement	—	—	7,414
Gain on sales of fixed assets	(900)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(174)	12,729	(4,732)
Inventory, net	(923)	167	(389)
Other current assets	(8,772)	(5,733)	(4,713)
Long-term receivables	(2,911)	(471)	(3,185)
Other assets	(2,916)	(623)	1,209
Accounts payable	623	4,647	(3,873)
Accrued expenses	(2,563)	(12,368)	(9,466)
Deferred income	(25,560)	(12,510)	(7,747)
Other long-term liabilities	3,692	37	(1,321)
Other, net	1,257	(1,858)	502

Net cash provided by operating activities	107,816	121,078	71,026

Investing activities:
Expenditures for property, plant, equipment, product masters and software	(66,774)	(70,819)	(80,795)
Acquisitions, net of cash acquired	(25,767)	(51,754)	(8,393)
Purchases of equity investments available for sale	(7,893)	(1,978)	(1,911)
Proceeds from disposals of equity investments available for sale	4,261	490	1,134
Proceeds from asset sales	900	—	—
Proceeds from (expenditures associated with) sales of discontinued operations	32,918	(2,540)	(16,770)

Net cash used in investing activities	(62,355)	(126,601)	(106,735)

Financing activities:
Net increase (decrease) in short-term debt	4,614	218	(830)
Proceeds from long-term debt	371,570	483,450	389,170
Repayment of long-term debt	(412,570)	(479,450)	(455,244)
Cash paid for settlement of interest rate swap contracts	—	—	(9,765)
Debt issuance costs	(395)	—	(1,654)
Monetized future billings	(11,988)	(5,391)	(11,072)
Repurchases of common stock	(3,566)	(1,328)	—
Proceeds from sales of common stock, net	—	—	123,295
Proceeds from exercise of stock options, net	6,825	10,076	5,124

Net cash (used in) provided by financing activities	(45,510)	7,575	39,024

Effect of exchange rate changes on cash	339	189	(2,028)

Increase in cash and cash equivalents	290	2,241	1,287
Cash and cash equivalents, beginning of period	4,023	1,782	495

Cash and cash equivalents, end of period	$4,313	$4,023	$1,782

The accompanying Notes to the Consolidated Financial Statements are

an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002

(In thousands)

	Common Stock		Capital Surplus	Unearned Compensation on Restricted stock	Notes Receivable for Stock Purchases	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income(Loss)	Total

	Issued	Treasury
Balance, at the end of fiscal 2001 (Common stock, 24,546 shares; treasury stock 450 shares)	$24	$(11,335)	$169,050	$—	$(1,071)	$(195,851)	$(5,889)	$(45,072)
Comprehensive income:
Net earnings						43,019		43,019
Foreign currency translation adjustments							(3,507)	(3,507)
Minimum pension liability (net of tax benefit of $215)							(383)	(383)
Unrealized gain (loss) from derivatives (net of tax expense of $4,049)							5,943	5,943

Total comprehensive income								45,072
Common stock, $.001 par value, 3,702 shares issued June 21, 2002, net of expenses	4		123,291					123,295
Stock options exercised, net 234 shares			5,124					5,124
Tax benefit from stock options exercised			1,083					1,083
Notes receivable payments					254			254
Treasury stock, net 9 shares		(294)			294			—

Balance, at the end of fiscal 2002 (Common stock, 28,482 shares issued, treasury stock, 459 shares)	$28	$(11,629)	$298,548	$—	$(523)	$(152,832)	$(3,836)	$129,756
Comprehensive income:
Net earnings						49,821		49,821
Foreign currency translation adjustments							(725)	(725)
Minimum pension liability (net of tax benefit of $465)							(864)	(864)
Unrealized gain (loss) from derivatives (net of tax expense of $78)							141	141

Total comprehensive income								48,373
Stock repurchase, 70 shares		(1,328)						(1,328)
Stock options exercised, net 482 shares			10,076					10,076
Tax benefit from stock options exercised			414					414
Notes receivable payments		(135)			244			109
Treasury stock, net 57 shares		(1,423)	1,423					—

Balance, at the end of fiscal 2003 (Common stock, 28,964 shares issued, treasury stock, 586 shares)	$28	$(14,515)	$310,461	$—	$(279)	$(103,011)	$(5,284)	$187,400
Comprehensive income:
Net earnings						66,992		66,992
Foreign currency translation adjustments							7,793	7,793
Minimum pension liability (net of tax benefit of $372)							(723)	(723)
Unrealized gain (loss) from derivatives (net of tax expense of $146)							270	270
Unrealized gain on securities							328	328

Total comprehensive income								74,660
Unearned compensation on restricted stock				(236)				(236)
Stock repurchase, 139 shares		(3,566)						(3,566)
Serials Solutions Purchase, 105 shares		2,795						2,795
Stock options exercised, net 368 shares	1		6,825					6,826
Stock option swaps/reloads, 46 shares		(990)	892					(98)
Restricted stock grant, 11 shares			300					300
Tax benefit from stock options exercised			1,555					1,555
Notes receivable payments					85			85

Balance, at the end of fiscal 2004 (Common stock, 29,389 shares issued, treasury stock, 658 shares)	$29	$(16,276)	$320,033	$(236)	$(194)	$(36,019)	$2,384	$269,721

The accompanying Notes to the Consolidated Financial Statements are

an integral part of these statements.

ProQuest Company and Subsidiaries

Notes to the Consolidated Financial Statements

(In thousands, except per share data)

Note 1 - Significant Accounting Policies

Nature of Operations. ProQuest Company is a leading publisher of solutions for the education, automotive, and power equipment markets. We have more than 50 years of experience in information and content aggregation. Our predecessor company, Bell & Howell Company, was known for creative technology-based solutions. It was incorporated in Delaware in 1907. In 2001, we changed our name to ProQuest Company.

We provide products and services to our customers through two business segments: ProQuest Information and Learning (“PQIL”) and ProQuest Business Solutions (“PQBS”). Through our PQIL segment, which primarily serves the education market, we collect, organize, and publish content from a wide range of sources including newspapers, periodicals and books. Our PQBS segment is primarily engaged in the delivery in electronic form of comprehensive parts and service information for the automotive and outdoor power market (motorcycle, marine, recreational vehicle, lawn & garden and heavy equipment) and business performance products and services for the automotive market. Financial information for each of our business segments and operations by geographic area is contained in Note 2 to these Consolidated Financial Statements.

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

In June 2004, we sold our Dealer Management System (“DMS”) business, which was a component of PQBS. The DMS business was a software business which did not fit with our core electronic publishing strategy.

In 2001, we initiated the divestiture of our Imaging, Mail and Messaging Technologies (“MMT”), and finance-related businesses.

Accordingly, the operating results of these businesses and any gain on sale have been segregated from our continuing operations in our Consolidated Financial Statements. (see Note 5).

Fiscal Year. Our fiscal year ends on the Saturday nearest to December 31. References to fiscal 2004 are for the 52 weeks ended January 1, 2005, references to fiscal 2003 are for the 53 weeks ended January 3, 2004 and references to fiscal 2002 are for the 52 weeks ended December 28, 2002.

Revenue Recognition. We derive revenue from licenses of database content, sales of microfilm subscriptions, microfilm backfile sales, paper products, service, software, equipment, and product royalties. Services consist of training and installation with respect to our Automotive Parts and Service Products (“APSP”) and performance management products. Revenue from these services accounted for less than 10% of our revenue in 2004, 2003, and 2002.

Published Products

PQIL’s published products provide users with access to our comprehensive databases, including Historical Newspapers, Early English Books Online (“EEBO”), e-dissertations, and topic-specific products on either a subscription basis that normally covers twelve months, or a perpetual license. PQIL follows the guidance under Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” (“SAB 101”) and SAB 104 “Revenue Recognition” (“SAB 104”), for all subscription products. Revenue from subscription agreements is recognized ratably over the term of the subscription using the straight-line method. For sales of perpetual licenses, revenue is recognized when we provide access to the content and bill the customer.

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

Classroom Products

For the classroom market, we provide digital and paper products. The majority of our classroom product sales are from print coursepacks. Revenue is recognized when the print coursepacks are shipped. Our digital coursepacks comprised 41.8% of classroom products in 2004. These products are static databases of information wherein we provide access, through a URL sold to the customer, for the semester the related class is being offered. Revenue for digital coursepacks is recognized when the URL is delivered to the customer. There is a right of return for coursepack sales. Therefore, a reserve has been recorded based on historical experience. The reserve was $681 and $250 in 2004 and 2003, respectively.

Parts and Service Products

A majority of the APSP revenue is related to multiple element contracts in which PQBS provides hardware, training and installation, database content licenses, and ongoing support to our customers. PQBS follows the guidance under Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) in allocating the contract revenue to the various elements. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 prescribes that in circumstances where there are multiple units of accounting in a contract, revenue should be allocated to each unit based on fair value, irrespective of the amount ascribed in the contract. Determination of fair value is judgmental and is typically based on our pricing of similar products that are not part of a multi-element arrangement and/or pricing of a market competitor. PQBS follows SAB 101 and SAB 104 for determination of revenue recognition. Assuming fair value exists for all elements, the amount assigned to the hardware value is recognized upon shipment of the hardware to the customer. The amounts assigned to training and installation are recognized as the services are performed. The amounts assigned to the database licenses and the ongoing support are recognized over the term of the contract, typically 24 to 60 months.

We provide certain APSP customers with the option to bundle into monthly payments hardware or training and installation. An interest factor of approximately 8% is charged for the bundled items and recorded as deferred interest income. Deferred interest income was $538 at January 1, 2005. This amount will be recognized as interest income over the collection period. The receivable related to these items and the related deferred interest income are recorded in “Long–term receivables” in our

Consolidated Financial Statements. Interest income recognized related to these arrangements in 2004 was approximately $1.0 million.

We also provide PSP products for the power equipment markets. Certain of these products are highly customized for the individual customer. As such, PQBS follows the guidance under EITF 00-21 which addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 prescribes that in circumstances where there are multiple units of accounting in a contract; revenue should be allocated to each unit based on fair value, irrespective of the amount ascribed in the contract. Determination of fair value is judgmental and is typically based on our pricing of similar products that are not part of a multi-element arrangement and/or pricing of a market competitor. PQBS follows SAB 101, SAB 104 and Statement of Position 97-2 (“SOP 97-2”) for determination of revenue recognition. Software revenue is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed and collectibility is probable. Initial license and project management fees are recognized over the term of the contract. An annual license fee is charged and is recognized ratably over each year. Ongoing services revenue is recognized over the term of the contract.

Performance Management Products

Revenue from performance management products is primarily derived from business management information systems and business products provided to both OEMs and their dealerships in the automotive industry. Dealer information is collected and published, typically on a monthly or quarterly basis. This content is used to monitor and evaluate dealer performance against various metrics and to manage dealer contracts and track compliance with the European Common Market’s block exemption regulations. Revenue is recognized when the dealer information collecting and publishing cycle is completed and delivered.

Allowance for Doubtful Accounts. We estimate a reserve, as required, for outstanding accounts receivable.

Allowances for doubtful accounts are reviewed on a quarterly basis and any required adjustments to reserve levels are made. Allowances for doubtful accounts at the end of fiscal 2004 and 2003 were $1,452 and $1,702, respectively.

Foreign Currency Translation. The financial position and results of operations of each of our foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Assets and liabilities are translated into United States (“U.S.”) dollars using the exchange rates at the end of the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are included in the determination of our other comprehensive income which is reflected as a component of shareholders’ equity.

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

	2004	2003	2002
Basic	28,514	28,192	26,190
Dilutive effect of stock options	330	234	398

Diluted	28,844	28,426	26,588

Options to purchase 3,890 shares, 2,156 shares, and 1,883 shares were outstanding at January 1, 2005, January 3, 2004, and December 28, 2002, respectively, but were not included in the computation of diluted net earnings per common share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

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

Goodwill and Other Intangible Assets. In the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, intangible assets are recognized as assets apart from goodwill when they arise from contractual or other legal rights (regardless of whether those rights are transferable or separable from the acquired entity or from other rights and obligations) or if they are separable (capable of being separated or divided from the acquired entity regardless of whether there is an intent to do so). SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis using a two-step goodwill impairment test. We perform this annual analysis during the second fiscal quarter, based on the goodwill balance as of the end of the first fiscal quarter. The first step of the impairment test requires us to define our reporting units and then compare the fair value of each of these reporting units to its carrying value. If the carrying value is higher than the fair value, there is an indication that impairment may exist; if the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. The first step of our 2004 impairment test indicated that no impairment existed; therefore, the second test was not necessary.

Intangible assets determined to have definite useful lives are amortized over their useful lives, generally 3 to 5 years. We review our intangibles with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable.

Impairment of Long-Lived Assets. We review the carrying value of property, plant, equipment and product masters and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. In our 2004 review of long-lived assets, no impairment was indicated.

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

Monetized Future Billings. With regard to our PQBS APSP agreements, we have monetized a portion of the future cash stream to be generated by these customer contracts. At the time of monetization, we receive an amount equal to the discounted value of future billings that will be received from the customer. The amount received at the time of monetization is recorded as “Monetized future billings” in our Consolidated Balance Sheet. The monthly payments received from our customers are retained by the third party with whom we have monetized these contracts and a portion of the discount is recognized as interest expense. Our obligation related to certain portions of these monetized amounts will be satisfied within the next twelve months; these amounts have been classified as the “Current portion of monetized future billings”. In connection with these transactions, we retain a maximum credit risk of $1,300.

As part of the sale of discontinued operations in 2001, our financing subsidiary was sold. We entered into certain contractual obligations with that previously owned financing subsidiary and continued to monetize a specified number of new and renewal APSP contracts from customers through September 2004. We have no remaining obligations to monetize any future contracts under this agreement.

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

	2004	2003	2002
Net earnings, as reported	$66,992	$49,821	$43,019
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,301)	(6,628)	(5,429)

Pro forma net earnings	$60,691	$43,193	$37,590

Net earnings per share:
Basic-as reported	$2.35	$1.77	$1.64
Basic-pro forma	$2.13	$1.53	$1.44
Diluted-as reported	$2.32	$1.75	$1.61
Diluted-pro forma	$2.10	$1.52	$1.41

The fair value of each option granted is estimated on the date of grant using either the Black-Scholes option-pricing model or a binomial model.

The assumptions for the Black-Scholes option-pricing model are as follows:

	2004	2003	2002
Expected stock volatility	38.53%	49.94%	40.92%
Risk-free interest rate	3.04%	2.35%	4.31%
Expected years until exercise	4	4	5
Dividend yield	0.00%	0.00%	0.00%

On February 4, 2004, the Compensation Committee of our Board of Directors granted 1,961.5 nonqualified stock options with an exercise price of $30.97 per share to six members of our senior executive team. These stock options are intended to serve as a long-term incentive consistent with the Board’s desire that management deliver long-term sustainable shareholder value.

Based on the complexity of this plan, we have utilized a binomial model to estimate the fair value of the options, utilizing the following assumptions:

Expected stock volatility	31.50%
Risk-free interest rate	3.07%
Expected years until exercise	5.00
Dividend yield	0.00%

Derivative Financial Instruments and Hedging Activities. We comply with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 138”). SFAS No. 133, as amended, requires that we recognize all derivative instruments as assets or liabilities in the balance sheet at fair value.

Interest Rate Risk

In the past, all of our interest-bearing loans and borrowings were subject to interest rate risk.

In December 2004, in anticipation of our debt refinancing, we entered into Treasury Rate Locks (“2004 Locks”) with the notional amount of $125 million and a seven year term. At January 1, 2005, the unrealized marked to market gain of the 2004 Locks in the amount of $130 (net of tax) was recorded in “Other comprehensive income”, in our Consolidated Balance Sheet. These 2004 Locks effectively fixed the underlying treasury rate for the pricing of our private placement at 4.04% and settled on January 14, 2005, the same day our private placement of debt was priced (see Note 23). Upon settlement, a loss was incurred.

During the third quarter of fiscal 2002, as part of our debt refinancing, we dedesignated and settled $200 million notional amount of interest rate swaps (see Note 12). As a result, we recognized an additional $8,272 in interest expense.

In August 2002, also in anticipation of our debt refinancing (see Note 12), we entered into Treasury Rate Locks (“2002 Locks”) with the notional amount of $75 million. These 2002 Locks effectively fixed the underlying treasury rate for the pricing of our private placement at 3.67% and settled on September 17, 2002, the same day our private placement of debt was priced. The unrealized loss of the 2002 Locks in the amount of $981 (net of tax) was recorded in “Other comprehensive income” and will be recognized over the life of the notes. Approximately $140 of derivative losses included in “Other comprehensive income”, at January 1, 2005 will be recognized as expense within twelve months from that date.

Foreign Exchange Risks

A portion of revenue, earnings, and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Substantially all foreign exchange risks are managed through operational means. However, we believe that from time to time some foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts are not designated for hedging treatment under SFAS No. 133, as amended. At January 1, 2005, we did not have any foreign currency forwards or option contracts outstanding.

The following table summarizes the net activities in other comprehensive income related to derivatives classified as cash flow hedges when they were outstanding:

Balance as of January 03, 2004	$(806)
Losses recognized as expense	219
Year-to-date net unrealized losses on derivatives	197
Income tax benefit related to derivatives	(146)

Total, net of tax	$(536)

Note 2 - Business Segments

Our operating segments are internally organized primarily by the type of products produced and markets served. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, we have aggregated similar operating segments into two reportable segments, PQIL and PQBS. (Refer to Note 1 for a description of segment operations.) We evaluate the performance of and allocate resources to each of the segments based on their operating results excluding interest and taxes. The accounting policies for each of the segments are described in the summary of significant accounting policies in Note 1.

Information concerning our operating business segments for fiscal 2004, 2003, and 2002 for our continuing operations is as follows:

	2004
	PQIL	PQBS	Corporate	Total
Net sales	$290,597	$172,217	$—	$462,814
Earnings(loss) from continuing operations before interest and income taxes	$58,224	$53,784	$(15,804)	$96,204
Capital expenditures	$62,180	$4,346	$248	$66,774
Depreciation and amortization	$64,207	$7,050	$304	$71,561
Total assets	$626,404	$101,861	$24,664	$752,929

	2003
	PQIL	PQBS	Corporate	Total
Net sales	$279,510	$171,505	$—	$451,015
Earnings(loss) from continuing operations before interest and income taxes	$55,144	$50,440	$(16,372)	$89,212
Capital expenditures	$60,110	$10,259	$450	$70,819
Depreciation and amortization	$54,583	$5,919	$194	$60,696
Total assets	$572,367	$119,927	$31,742	$724,036

	2002
	PQIL	PQBS	Corporate	Total
Net sales	$249,382	$163,444	$—	$412,826
Earnings(loss) from continuing operations before interest and income taxes	$48,964	$47,789	$(11,467)	$85,286
Capital expenditures	$75,585	$4,975	$235	$80,795
Depreciation and amortization	$42,602	$4,879	$167	$47,648
Total assets	$489,474	$105,490	$36,553	$631,517

Information on our operations by geographic area for fiscal 2004, 2003, and 2002 for continuing operations is as follows:

	2004	2003	2002
Geographic Area Data
Net Sales (1):
United States	$338,802	$339,046	$307,607
Europe	48,076	47,909	44,461
Other	75,936	64,060	60,758

Total	$462,814	$451,015	$412,826

Total Assets:
United States	$625,660	$600,388	$524,690
Europe	111,845	105,147	95,022
Other	15,424	18,501	11,805

Total	$752,929	$724,036	$631,517

(1)	Revenue is classified according to its country of destination (including exports to such areas).

Note 3 - Acquisitions

In fiscal 2004, we completed a number of acquisitions including Copley Publishing Group, Reading A-Z, Axiom Press, Serials Solutions, and Entigo Inc. for cash consideration of $23.5 million, 105 thousand shares of our $.001 par value common stock and the assumption of certain liabilities. The goodwill associated with these acquisitions totaled $19,580. These acquisitions did not have a material impact on our Consolidated Financial Statements.

In July 2003, we acquired SIRS Publishing, Inc. (“SIRS”) for $26,400 and the assumption of certain liabilities. The amount of $31,214 of goodwill was assigned to PQIL. This acquisition did not have a material impact on our Consolidated Financial Statements.

On December 30, 2002, the second day of our 2003 fiscal year, we purchased all the interest in Bigchalk that we did not previously own for a negotiated value of $27,000, which includes a holdback of $3,380 and is net of approximately $19,700 in cash held by Bigchalk that we received after the acquisition. In 2004, we paid $2,431 related to these holdbacks. The results of Bigchalk’s operations have been included in our Consolidated Financial Statements since the date of acquisition. Had Bigchalk been acquired effective the first day of our 2002 fiscal year, pro forma unaudited consolidated net sales, net earnings, and net earnings per common share would have been as follows:

Pro Forma for the Fifty-Two Weeks Ended December 28, 2002
Net sales	$436,363
Earnings from continuing operations	$38,058
Net earnings per common share:
Basic	$1.45
Diluted	$1.43

Note 4 – Income Taxes

Earnings from continuing operations before income taxes in fiscal 2004, 2003, and 2002 were attributable to the following locations:

	2004	2003	2002
United States	$65,308	$63,628	$52,655
Foreign	14,461	8,445	3,709

Earnings from continuing operations before income taxes	$79,769	$72,073	$56,364

Income tax expense attributable to income from continuing operations in fiscal 2004, 2003, and 2002 included the following:

	2004	2003	2002
Current income tax expense (benefit):
United States	$2,116	$(812)	$(6,987)
State and local	1,845	4,573	(3,318)
Foreign	4,290	3,714	549

Current income tax expense (benefit)	8,251	7,475	(9,756)

Deferred income tax expense (benefit):
United States	17,544	15,955	26,647
State and local	23	2,164	290
Foreign	1221	(231)	(732)

Deferred income tax expense	18,788	17,888	26,205

Income tax expense	$27,039	$25,363	$16,449

Included above are current tax benefits of $1,286 in 2003 and $5,595 in 2002, related to the utilization of previously unrecognized capital and net operating loss carryforwards and the increase in the net operating loss carryforwards as a result of favorable federal IRS settlements.

The significant components of deferred income tax expense attributable to income from continuing operations in fiscal 2004, 2003, and 2002 were as follows:

	2004	2003	2002
Deferred income tax expense (benefit), exclusive of components listed below:	$17,503	$17,902	$29,333
Allocation of valuation allowance reducing goodwill	1,385	—	—
Benefits of net operating loss carryforwards	(100)	(14)	(3,128)

Deferred income tax expense	$18,788	$17,888	$26,205

The differences between our effective tax rate for income taxes attributable to continuing operations and the domestic federal statutory income tax rate in fiscal 2004, 2003, and 2002 were as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	2.2	3.0	1.1
Statutory rate difference	(0.5)	(0.1)	(0.2)
Capital loss carryback	—	—	(2.5)
Prior year adjustments	(1.8)	1.6	(1.9)
Benefit from research incentives	(0.8)	(1.0)	(0.9)
Benefit from export tax incentives	(0.8)	(1.3)	(2.0)
Other	0.6	(2.0)	0.6

Effective income tax rate	33.9%	35.2%	29.2%

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The tax effects of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2004 and 2003 were as follows:

	2004	2003
Deferred tax assets are attributable to:
Accrued expenses	$2,594	$5,172
Deferred compensation & pension benefits	16,688	14,371
Net operating loss carryforwards	19,328	21,855
Net capital loss carryforwards	33,027	46,751
Tax credit carryforwards	18,406	24,205
Other	5,816	4,529

Total gross deferred tax assets	95,859	116,883
Valuation allowance	(40,713)	(56,311)

Net deferred tax assets	55,146	60,572
Deferred tax liabilities are attributable to:
Purchased and developed software	(7,956)	(9,887)
Goodwill	(22,502)	(22,830)
Property, plant and equipment	(18,036)	(8,760)
Other	(2,575)	(2,718)

Total gross deferred tax liabilities	(51,069)	(44,195)

Net deferred tax asset	$4,077	$16,377

The net deferred tax asset is classified as follows:

	2004	2003
Short-term deferred tax asset	$7,705	$9,549
Long-term deferred tax asset	3,218	6,828
Long-term deferred tax liability	(6,846)	—

Net deferred tax asset	$4,077	$16,377

The principal component of the valuation allowance is a U.S. capital loss carryforward. The net change in the valuation allowance for 2004 and 2003 were ($15,598) and ($3,084), respectively. The reduction in the valuation allowance during fiscal 2004 primarily relates to the partial utilization of the capital loss carryforward. The utilization of the capital loss carryforward resulted in a $3,749 tax benefit to our discontinued operations. Additionally, there was a reduction to both the foreign net operating loss carryforward and the related valuation allowance as a result of tax audit adjustments. In 2004, the amount of valuation allowance for which the recognized benefits were allocated to goodwill was $1,385. The amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill is $3,100.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or creditable. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of January 1, 2005, we believe it is more likely than not that we will realize the benefits of these deductible and creditable differences, net of the existing valuation allowances. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At the end of fiscal 2004, the federal domestic net operating loss carryforwards were $43,495 and expire in 2019-2023. Of these losses $109 were acquired in 2004 by ProQuest’s U.S. consolidated group as part of the Copley Publishing stock acquisition. The utilization of these losses is subject to an annual limitation of $58 due to change in control restrictions. The remaining losses were acquired by ProQuest’s U.S. consolidated group as part of the Bigchalk purchase in 2003. The utilization of these losses is subject to an annual limitation of $2,575 due to change in control restrictions.

At the end of fiscal 2004, the state domestic net operating loss carryforwards were $4,681 and expire as follows: $441 in 2005-2009, $1,504 in 2010-2013, $153 in 2015-2016 and $2,583 in 2020-2023. Of these losses $130 were acquired in 2004 by ProQuest’s U.S. consolidated group as part of the Copley Publishing stock acquisition and $3,100 were acquired as part of the Bigchalk acquisition in 2003.

At the end of fiscal 2004, the foreign net operating loss carryforwards were $2,840 and expire as follows: $304 in 2007, $997 in 2008, $257 in 2009 and $1,282 may be carried forward indefinitely.

At the end of fiscal 2004, the domestic capital loss carryforwards were $85,058 expiring in 2006 and the foreign capital loss carryforwards were $10,856 that may be carried forward indefinitely.

At the end of fiscal 2004, the foreign tax credit carryforwards were $4,943, expiring in 2011. The research and development credits were $3,534 and expire 2019-2022.

In the U.S., our current tax liability is the greater of our regular tax or Alternative Minimum Tax (“AMT”). To the extent that AMT exceeds regular tax, we are entitled to an AMT credit. At the end of fiscal 2004, we have AMT credits of $9,929 that may be carried forward indefinitely and used as credits in future tax returns against regular tax in the event that the regular tax exceeds the AMT.

Income taxes paid (refunded), net of refunds, for fiscal 2004, 2003, and 2002 were ($892), $4,392, and $10,426, respectively.

The company has open tax years from primarily 2001 to 2003 with various significant taxing jurisdictions including the U.S., Canada and United Kingdom. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has established a liability for those matters where it is not probable that the position will be sustained. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary difference totaled $23,529 at January 1, 2005. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

On October 22, 2004, the President of the United States signed The American Jobs Creation Act of 2004. Among the provisions of the Act is a provision that allows for the exclusion from income of a portion of the remittances of earnings of foreign subsidiaries to U.S. shareholders through December 31, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, ‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’ (FSP 109-2). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations. The Company has not yet decided whether, or to what extent, foreign earnings will be repatriated. Based on its analysis to date, however, it is possible that the Company may repatriate an amount between $0 to $9,600. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. The Company expects to be in a position to finalize its assessment by December 31, 2005.

Note 5 – Discontinued Operations

In June 2004, we sold our DMS business, which was a component of PQBS. The DMS business was a software business which did not fit with our core electronic publishing strategy. Accordingly, the operating results of this business have been segregated from our continuing operations. The Consolidated Statements of Operations separately reflect the earnings of this business. The interest expense attributable to our debt was allocated between continuing and discontinued operations based on the net asset basis.

Results from discontinued operations are shown in the tables below for the fiscal years indicated:

	Fiscal Years Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net sales	$8,567	$18,636	$15,498
Earnings before interest and income taxes	1,499	5,442	4,275
Interest expense, net	(236)	(517)	(337)
Income tax expense	(485)	(1,814)	(1,473)

Earnings from discontinued operations	$778	$3,111	$2,465

The gain in fiscal 2004 resulting from the sale of our discontinued operations was derived as follows (dollars in thousands):

Sale price	$35,900
Net assets, reserves, and expenses (1)	(19,851)

Gain on sale	$16,049
Income tax expense	(2,565)

Gain on sale of discontinued operations, net of tax	$13,484

(1)	Includes $379 related to the reversal of certain balances related to the sale of MMT North America which we determined were no longer needed.

The gain from sales of discontinued operations recognized in fiscal 2002 was due to a reversal of an accrual related to our 2001 divestitures which we determined was no longer needed.

Note 6 – Cumulative Effect of a Change in Accounting Principle

In December 1999, the Securities and Exchange Commission (“SEC”) issued SAB 101. As a result of this pronouncement, we modified our accounting for revenue from new online subscriptions in the PQIL segment and from APSP agreements in the PQBS segment beginning in fiscal 2000.

As a result of the changes in the methods of accounting for revenue, approximately $114,800 of revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $4,826, $14,075, and $22,592 was recognized in 2004, 2003, and 2002, respectively and $875 will be recognized in 2005.

Note 7 – Goodwill, Software and Other Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended January 1, 2005 and January 3, 2004 are as follows:

	PQIL	PQBS	Total
Balance as of December 28, 2002	$199,769	$47,585	$247,354
Goodwill acquired in fiscal 2003 (1)	55,563	776	56,339

Balance as of January 03, 2004	255,332	48,361	303,693

Goodwill acquired in fiscal 2004 (1)	17,589	1,991	19,580
Goodwill disposed of in fiscal 2004	—	(11,036)	(11,036)
Reclassification of goodwill to other assets	(958)	—	(958)

Balance as of January 01, 2005	$271,963	$39,316	$311,279

(1)	Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior year acquisitions.

Included in depreciation and amortization expense is software amortization of $16,919, $11,047, and $9,386, for the years 2004, 2003, and 2002, respectively. Also included in amortization expense is license amortization of $1,949, $2,124, and $1,947, for the years 2004, 2003, and 2002, respectively.

As of January 1, 2005 and January 3, 2004 our intangible assets and related accumulated amortization consisted of the following:

	Balance as of January 1, 2005
	Gross	Accumulated Amortization	Net
Customer lists	$17,250	$(4,860)	$12,390
Trademark	2,641	(576)	2,065
Acquired software	211	(98)	113
Non-compete agreements	960	(149)	811

Total identifiable intangibles, net	$21,062	$(5,683)	$15,379

	Balance as of January 3, 2004
	Gross	Accumulated Amortization	Net
Customer lists	$9,218	$(1,961)	$7,257
Trademark	2,000	(67)	1,933
Acquired software	211	(14)	197
Non-compete agreements	50	(2)	48

Total identifiable intangibles, net	$11,479	$(2,044)	$9,435

We recorded $3,639 of amortization expense during 2004. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2005 – $4,354; 2006 – $4,123; 2007 – $3,821; 2008 – $2,379; 2009 – $702.

During 2004, we acquired the following intangible assets:

		Weighted Average Amortization Period
Customer lists	$8,032	4.9 years
Trademark	641	5.0 years
Non-compete agreement	910	5.0 years

Total acquired identifiable intangibles	$9,583

Note 8 – Other Current Assets

Other current assets at the end of fiscal 2004 and 2003 consist of the following:

	2004	2003
Short-term deferred tax asset	$7,705	$9,549
Prepaid taxes	602	4,553
Prepaid royalties	17,793	15,188
Commissions	7,472	2,536
Available-for-sale securities	7,172	3,289
Maintenance agreements	3,063	2,693
Other	6,326	5,227

Total	$50,133	$43,035

Note 9 – Other Assets

Other assets at the end of fiscal 2004 and 2003 consist of the following:

	2004	2003
Long-term deferred tax asset	$3,218	$6,828
Licenses, net	7,728	9,560
Long-term commissions	4,893	4,471
Other	5,615	2,954

Total	$21,454	$23,813

Note 10 – Accrued Expenses

Accrued expenses at the end of fiscal 2004 and 2003 consist of the following:

	2004	2003
Salaries, wages and bonuses	$21,861	$24,826
Profit sharing	2,002	3,284
Discontinued operations reserve	409	3,391
Accrued income taxes	3,577	970
Accrued interest	2,171	2,166
Other	5,283	4,791

Total	$35,303	$39,428

Note 11 – Other Liabilities

Other liabilities at the end of fiscal 2004 and 2003 consist of the following:

	2004	2003
Deferred compensation and pension benefits	$46,503	$42,381
Other	36,030	20,063

Total	$82,533	$62,444

Note 12 – Debt and Lines of Credit

Debt at the end of fiscal 2004 and 2003 consist of the following:

	2004	2003
Notes payable	$—	$300

Long-term debt:
5.45% senior notes due 10/01/12	$150,000	$150,000
Revolving credit agreement	5,000	41,000

Long-term debt	155,000	191,000
Less: current maturities	(5,000)	—

Long-term debt, less current maturities	$150,000	$191,000

The weighted average interest rate on our borrowings at the end of fiscal 2004 and 2003 was 5.37% and 4.74%, respectively.

Under our Revolving Credit Agreement (“Credit Agreement”), the maximum amount available is currently $175,000. The final maturity date of the Credit Agreement is October 3, 2005 with no principal payments due until that date. The interest rate on borrowings under the Credit Agreement is determined at the time of borrowing and is based upon our leverage ratio. The interest rate in effect as of January 1, 2005 was (at our option), either LIBOR + 1.00%, which was 3.09% ($5,000 outstanding at January 1, 2005), or the prime rate + 0.25%, which was 5.50% ($0 outstanding at January 1, 2005). Under the agreement related to our senior notes, we borrowed $150.0 million in 2002. The final maturity date of the Note Purchase Agreement is October 1, 2012, with no principal payments due until October 1, 2006. The notes will amortize in seven equal annual payments of $21,429, beginning October 1, 2006 and ending on October 1, 2012. The interest rate on these senior notes is fixed at 5.45% and is payable semi-annually.

The Credit Agreement and the Note Purchase Agreement require compliance with leverage, fixed charge and net worth covenants. We and our two largest domestic operating subsidiaries are jointly and severally liable as guarantors under both agreements. The Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of our common stock.

A portion of our availability under the Credit Agreement has been utilized to issue letters of credit to support our insurance coverage, leases and certain customer contracts. At January 1, 2005, the total of the face amounts of the outstanding letters of credit was $2,347. The letters of credit renew either annually or automatically with the face amount adjusted. At the end of fiscal 2004, we had $167,653 of additional credit available under our Credit Agreement.

We also have the ability to borrow up to $5,000 on an uncommitted line of credit. The borrowing period under this line of credit cannot exceed seven days. The balance outstanding under this line was $0 at January 1, 2005.

For the five years subsequent to 2004, annual maturities of long-term debt are: 2005 – $0; 2006 – $21,429; 2007 – $21,429; 2008 – $21,429 and 2009 – $21,429.

Cash paid for interest for continuing and discontinued operations in fiscal 2004, 2003 and 2002 was $18,188, $19,026 and $34,048, respectively.

See Note 23 for our debt refinancing subsequent to January 1, 2005.

Note 13 – Fair Value of Financial Instruments

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

The fair value of long-term receivables is discounted using the weighted average effective borrowing rate at the end of the year. The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to us for debt with the same or similar maturities and terms. At January 1, 2005 and January 3, 2004 long-term receivables were recorded at $8,622 (excludes deferred interest income of $538 at PQBS – See Note 1) and $5,106, respectively. At January 1, 2005 and January 3, 2004 long-term debt was recorded at $155,000 and $191,000, respectively. At January 1, 2005 and January 3, 2004, $5,000 and $41,000 of the long-term debt was part of a revolving line of credit.

Following is a summary of financial instruments where the fair values differ from the recorded amounts as of January 1, 2005 and January 3, 2004:

	January 1, 2005		January 3, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$8,622	$7,552	$5,106	$4,616

Long-term debt:
5.45% senior notes due on 10/01/12	$150,000	$152,625	$150,000	$150,150
Revolving credit agreement	5,000	5,000	41,000	41,000

Total long-term debt	$155,000	$157,625	$191,000	$191,150

The fair value of the 5.45% senior notes at January 1, 2005 recorded at $150,000 is based on quoted market prices. The carrying amount of the revolving line of credit was assumed to approximate fair value due to the floating market interest rates to which the revolving line of credit is subject.

Note 14 – Leases

We lease certain facilities and equipment for production, selling and administrative purposes. Future minimum rental payments required under long-term noncancelable operating leases at the end of fiscal 2004 were as follows:

2005	$17,744
2006	15,761
2007	14,076
2008	11,142
2009	5,595
Subsequent to 2009	32,114

Total	$96,432

Total rental expenses for fiscal 2004, 2003, and 2002 were $21,348, $19,993, and $19,235, respectively.

Note 15 – Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Eligible employees of our domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 2004, 2003, and 2002 related to these plans were $2,253, $3,341, and $3,324, respectively.

We also have defined benefit pension plans covering certain domestic and international employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. We use a measurement date of December 31 for substantially all of our pension and postretirement benefit plans.

We fund our foreign plans based on local statutes and fund our domestic plans in amounts that fulfill the funding requirements of the Employee Retirement Income Security Act of 1974. The following table sets forth the actual asset allocation and target asset allocation for our foreign pension plan assets:

	2004	2003	Target Asset Allocation
Equity Securities	45.4%	36.6%	55.0%
Debt Securities	54.3	63.4	45.0
Cash	0.3	—	—

Total	100.0%	100.0%	100.0%

Our investment objectives for our foreign pension plan assets are to optimize the long-term return on plan assets at an acceptable level of risk and maintain a broad diversification across asset classes.

In addition, we have contributory and non-contributory postretirement medical benefit plans and a non-contributory postretirement life insurance benefit plan covering certain domestic employees. All of these other postretirement benefit plans are unfunded.

In November 2004, we announced that effective January 1, 2006 we will no longer offer a retiree medical program. This resulted in a negative plan amendment which will be recognized ratably in 2005.

The net cost of pension and other postretirement benefit plans for fiscal 2004, 2003, and 2002 were as follows:

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$268	$236	$194	$241	$334	$442	$83	$72	$56
Interest cost	1,288	1,332	1,383	3,422	3,094	3,026	109	118	145
Expected return on plan assets	—	—	—	(2,980)	(2,682)	(3,450)	—	—	—
Amortization of prior service cost	—	—	—	246	229	205	—	—	—
Recognized net actuarial loss/(gain)	—	—	—	453	454	69	(1)	(7)	—

Net pension and other postretirement benefit cost	$1,556	$1,568	$1,577	$1,382	$1,429	$292	$191	$183	$201

The funded status of pension and other postretirement benefit plans at the end of fiscal 2004 and 2003 were as follows:

Obligation and Funded Status

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation, beginning of year	$21,329	$20,681	$58,970	$48,962	$1,932	$2,240
Service cost	268	236	241	334	83	72
Interest Cost	1,288	1,332	3,422	3,094	109	118
Participant contributions	—	—	104	75	—	—
Special FAS 88 Termination Benefit	310	—	—	—	—	—
Exchange rate movements	—	—	4,341	5,809	—	—
Plan Amendments	—	—	—	—	(937)	—
Actuarial (gain)/loss	1,095	721	2,869	2,578	(30)	(251)
Benefits paid	(1,749)	(1,641)	(2,291)	(1,882)	(9)	(247)

Benefit obligation, end of year	$22,541	$21,329	$67,656	$58,970	$1,148	$1,932

Change in Plan Assets
Fair value, beginning of year	$—	$—	$41,895	$34,922	$—	$—
Actual return on plan assets	—	—	3,949	4,144	—	—
Participant contributions	—	—	103	75	—	—
Exchange rate movements	—	—	3,074	4,142	—	—
Company contributions	1,749	1,641	1,010	494	9	247
Benefits paid	(1,749)	(1,641)	(2,291)	(1,882)	(9)	(247)

Fair value, end of year	$—	$—	$47,740	$41,895	$—	$—

Funded/(unfunded) status	$(22,541)	$(21,329)	$(19,916)	$(17,076)	$(1,148)	$(1,932)
Unrecognized net actuarial (gain)/loss	3,023	1,928	14,575	12,229	(91)	(62)
Unrecognized prior service cost	—	—	4	233	(937)	—

Accrued benefit cost	$(19,518)	$(19,401)	$(5,337)	$(4,614)	$(2,176)	$(1,994)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit liability	$(22,541)	$(21,329)	$(5,337)	$(4,614)	$(2,176)	$(1,994)
Minimum pension liability	3,023	1,928	—	—	—	—

Net amount recognized	$(19,518)	$(19,401)	$(5,337)	$(4,614)	$(2,176)	$(1,994)

In 2004, we recorded a special termination benefit in the amount of $310 related to our former chief executive officer. This benefit represents the fair value of an additional year of service granted as of his retirement date.

Weighted Average Assumptions as of End of Year

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.40%	5.50%	4.75%	6.25%
Expected return on plan assets	—	—	6.75%	6.75%	—	—
Rate of compensation increase	—	—	4.30%	3.80%	—	—

The expected long-term rate of return assumptions on plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis.

Additional Information

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Increase in minimum pension liability (net of tax) included in other comprehensive income	$723	$864	$—	$—

For our pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2004 and 2003 were as follows:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Projected benefit obligation	$22,541	$21,329	$67,656	$58,970
Accumulated benefit obligation	$22,541	$21,329	$66,281	$58,023

Assumed Health Care Cost Trend Rates

	2004	2003
Health care cost trend rate assumed for next year	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2011	2011

Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects:

1% Increase
Benefit obligation, end of fiscal 2004	$62
Net postretirement benefit cost for fiscal 2004	$6

1% Decrease
Benefit obligation / (asset), end of fiscal 2004	$(58)
Net postretirement benefit cost / (income) for fiscal 2004	$(5)

1% Increase
Benefit obligation, end of fiscal 2003	$153
Net postretirement benefit cost for fiscal 2003	$18

1% Decrease
Benefit obligation / (asset), end of fiscal 2003	$(142)
Net postretirement benefit cost / (income) for fiscal 2003	$(16)

Total estimated contributions to be paid to the plans or to the beneficiaries during fiscal 2005 are $3,202. Gross benefit payments for the next ten years, which reflect expected future service as appropriate, are expected to be as follows:

	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	Other Postretirement Benefits
2005	$1,837	$2,089	$142
2006	1,875	2,183	147
2007	1,857	2,410	143
2008	2,047	2,527	140
2009	1,995	2,742	156
2010 - 2014	9,270	17,035	613

In December 2003, Congress passed the Medicare Act of 2003. We do not provide post-65 medical or prescription drug coverage; therefore our postretirement benefit liability and costs are not impacted by the employer subsidy provision of the Act.

Note 16 - Common Stock

We have 50,000 authorized shares of common stock, ($.001 par value per share), 29,389 shares issued and 28,731 shares outstanding as of January 1, 2005 and 28,964 shares issued, and 28,378 shares outstanding as of January 3, 2004. On June 21, 2002 we successfully completed a stock offering of 3,702 shares of $.001 par value common stock at a price of $35.40 per share in which we received net proceeds of $123,295, after offering expenses.

Our Credit Agreement contains certain restrictions on the payment of dividends and repurchases of our common stock (see Note 12).

In July 2004, the Board of Directors approved a plan, in conjunction with our acquisition of Serials Solutions, to buy back up to 105 shares of ProQuest Company stock. During 2004, we purchased all 105 shares in the open market for a cost of $2,659.

In September 2004, the Board of Directors approved an additional authorization to acquire up to $40,000 of ProQuest Company stock. We expect the repurchases will be made using our cash resources. This authorization is valid through September 2007. Through January 1, 2005, we purchased 34 shares in the open market for a cost of $907.

Note 17 - Stock Compensation Plans

Stock Option Plan

On February 4, 2004, the Compensation Committee of our Board of Directors granted 1,961.5 nonqualified stock options with an exercise price of $30.97 per share to six members of our senior executive team.

The 1,961.5 options are estimated to be the number of options that would have been granted over the next five years to these six executives in their current positions and responsibilities. As a result of this grant, they will not receive any additional options for at least the next five years.

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

Achievement Period	Stock Price	Options Vested
3 years	$36.67	926,500
4 years	$39.81	1,095,000
5 years	$42.77	1,259,500
5 years	$46.88	1,961,500

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

In fiscal 2003, we adopted the 2003 ProQuest Strategic Performance Plan (“Option Plan”), which replaced the ProQuest Company 1995 Stock Option Plan and the ProQuest Company Non-Employee Directors Stock Option Plan. Under the Option Plan, 5,060 shares of common stock were reserved for issuance. In 2004, 1,532 additional shares were reserved for issuance. The Option Plan is administered by the Compensation Committee of the Board of Directors which has the authority to establish the terms and conditions of awards granted under the Option Plan. Under the Option Plan, the Committee can grant stock appreciation rights, restricted stock, performance stock, performance units, annual management incentive awards and other stock or cash awards.

In addition, options granted to certain executives may contain a replacement option feature. When the option’s exercise price is paid with shares of ProQuest’s common stock, which the executive previously owned for more than six months, a replacement option is granted for the number of shares used to make that payment. The replacement option has an exercise price equal to the fair market value of ProQuest’s common stock on the date the replacement option is granted; is exercisable in full six months after the date of the grant; and has a term expiring on the expiration date of the original options.

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

At the end of fiscal 2004, we had options outstanding for 3,464 shares to the Key Executive Grantees. The term for these options is six or ten years, vesting in equal annual increments over either a three-year or a five-year period.

At the beginning of fiscal year 2001, we implemented a long-term incentive benefit for one of our key executives which is comprised of two elements: a grant of 406 options and an incentive compensation arrangement that is based on 406 stock appreciation units. The options have a ten year term and vest after seven years unless certain stock price targets were achieved. All of these options vested after three years, because these stock price targets were exceeded. During 2001, we recognized $4,000 of expense, $3,000 which was the amount stated in the Incentive Compensation Agreement due for the successful completion of the sale of one of our discontinued operations as well as an additional $1,000 in expense based on the appreciation of our stock price at December 29, 2001. During 2002, we reversed the $1,000 accrual, based on our December 28, 2002 stock price. During 2003, we recognized an additional $2,261 in expense based on the appreciation of our stock price at December 31, 2003. This amount was paid out to the key executive in 2004. The $3,000 associated with the completion of the sale of one of our discontinued operations was paid to the key executive in 2001 and 2002.

A summary of the stock option transactions for fiscal 2002, 2003, and 2004 is as follows:

	Senior Executive Grantees		Key Executive Grantees		Director Grantees
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
Balance at the end of fiscal 2001	1,038	$25.65	1,124	$23.21	54	$29.16
2002:
Granted	—	—	403	34.61	7	35.50
Exercised	—	—	(223)	23.71	—	—
Forfeited/cancelled	—	—	(110)	27.94	—	—

Options outstanding at the end of fiscal 2002	1,038	$25.65	1,194	$27.08	61	$29.86

Options exercisable at the end of fiscal 2002	608	$31.51	437	$24.43	61	$29.86

Weighted average fair value of options granted during fiscal 2002	$—		$14.49		$14.70

2003:
Granted	—	—	650	19.63	12	26.72
Exercised	(250)	22.55	(218)	22.89	—	—
Forfeited/cancelled	—	—	(37)	28.02	—	—

Options outstanding at the end of fiscal 2003	788	$25.26	1,589	$24.86	73	$29.36

Options exercisable at the end of fiscal 2003	585	$28.31	592	$26.50	73	$29.36

Weighted average fair value of options granted during fiscal 2003	$—		$8.12		$9.72

2004:
Granted	—	—	2,168	30.77	14	27.19
Exercised	(203)	16.50	(190)	20.05	(12)	25.63
Forfeited/cancelled	—	—	(103)	27.58	(6)	33.14

Options outstanding at the end of fiscal 2004	585	$28.31	3,464	$28.67	69	$29.20

Options exercisable at the end of fiscal 2004	484	$30.78	822	$26.72	55	$29.71

Weighted average fair value of options granted during fiscal 2004	$—		$10.25		$9.35

The following table provides additional information with respect to stock options outstanding at the end of fiscal 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.01 - $20.00	699	5.0	$17.96	311	$18.11
$20.01 - $25.00	317	5.6	22.43	219	22.69
$25.01 - $30.00	272	5.2	27.99	118	27.69
$30.01 - $35.00	2,479	7.9	31.29	429	32.64
$35.01 - $40.00	337	4.5	37.09	275	37.29
$40.01 - $45.00	14	7.3	40.82	9	40.82

	4,118	6.7	$28.63	1,361	$28.29

Securities authorized for issuance under equity compensation plans at January 1, 2005 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted- average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by security holders	4,129	$28.63	449
Equity compensation plans not approved by security holders	—	—	—

Total	4,129	$28.63	449

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

In fiscal 2004, we issued 11 shares of restricted stock to two members of our Board of Directors. These shares were valued at the market price at their respective award dates and will be recognized as expense over the 3 year vesting period. The amount of compensation cost related to these equity awards that was recognized into income in 2004 was $64.

Employee Stock Purchase Plan

In fiscal 1996, our Board of Directors adopted the Associate Stock Purchase Plan (“ASPP”), whereby employees are afforded the opportunity to purchase ProQuest Company shares, by authorizing the sale of up to 500 shares of common stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. The number of ASPP shares purchased was 10 and 11 for the fiscal years ended 2004 and 2003. Under SFAS No. 123, the ASPP is a non-compensatory plan.

Note 18 – Foreign Currency Transactions

In the past, we have entered into contracts to buy or sell foreign currencies, primarily British pounds and Canadian dollars. These contracts were properly recorded at fair market value with the changes in fair value recognized in interest expense and were not designated for hedging treatment under SFAS No. 133, as amended. At January 1, 2005 we have no outstanding foreign currency contracts.

Net foreign currency transaction gains (losses) for fiscal 2004, 2003, and 2002 of ($996), $423, and ($616), respectively, have been included in selling and administrative expense of the respective periods.

Note 19 – Contingent Liabilities

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect upon our consolidated operations or financial condition and we believe we have recognized appropriate reserves as necessary.

A portion of our availability under our Credit Agreement has been utilized to issue letters of credit to support our insurance coverage, leases, and certain customer contracts. At January 1, 2005 the total of the face amounts of the outstanding letters of credit was $2,347. The letters of credit renew either annually or automatically.

We have one guarantee outstanding as of January 1, 2005 related to the APSP contracts that we have monetized with a third party. In connection with these transactions, we retain maximum credit risk of approximately $1,300 in cases where our dealership customers cease paying their monthly contract amount. This amount may be reduced if we are able to successfully remarket any hardware that we recover from the dealership.

We enter into multiple-year content agreements with publishers. In certain of these agreements there are minimum royalty guarantees. The guarantees for fiscal 2005, 2006 and 2007 are $36,677, $31,909 and $25,567, respectively.

Note 20 – Related Party Transactions

Todd S. Nelson, President and Chief Executive Officer of Apollo Group, Inc., the parent company of the University of Phoenix, is on our Board of Directors. The University of Phoenix has purchased some of our PQIL products totaling less than $750 for fiscal 2004. These subscriptions were negotiated as an arms-length transaction.

Linda G. Roberts, a member of our Board of Directors, received consulting fees from us in the amount of $12 related to the acquisition of Voyager Expanded Learning Inc. (see Note 23)

William E. Oberndorf, a member of our Board of Directors, owns a majority interest in Core Learning Group, LLC. In 2004, we made royalty payments of $26 to Get a Clue, LLC, a subsidiary of Core Learning Group, LLC.

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

On December 4, 2000, we entered into a Limited Liability Company Agreement with General Motors Corporation, DaimlerChrysler Corporation, and Ford Motor Company to form OEConnection (“OEC”). We contributed our product, CollisionLink, and a 15 person development team, while each of the other three partners agreed to contribute cash of up to $7.0 million. OEC extends the established Electronic Parts Catalog business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel. Eventually, OEC expects to expand their customer base to include dealers, collision shops, installers, and fleet facilities.

The Limited Liability Company Agreement provides that our three partners will divide any losses equally up to the first $21.0 million and we will share in any income/losses after that point. To date, OEC’s losses have not exceeded this $21.0 million threshold. For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until January 31, 2007, we earn a royalty on OEC’s net revenues which will be recorded in “Net sales”, on our Consolidated Statement of Operations. The royalty recognized was $1,288 and $1,107 for the fiscal years ended January 1, 2005 and January 3, 2004 respectively.

Note 22 – Interim Financial Information (unaudited)

Historically, we have experienced less net sales, net earnings, and cash flow in the first fiscal quarter with our highest net sales, net earnings, and cash flow in the fourth fiscal quarter. The following table presents our quarterly results of operations for fiscal 2004 and fiscal 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2004
Net sales	$110,850	$112,191	$113,124	$126,649	$462,814
Gross profit	55,837	55,872	55,842	64,948	232,499
Net earnings	11,484	28,411	12,189	14,908	66,992

Basic earnings per share	0.40	1.00	0.43	0.52	2.35

Diluted earnings per share	0.40	0.99	0.42	0.52	2.32

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2003
Net sales	$107,563	$110,705	$112,300	$120,447	$451,015
Gross profit	53,246	54,562	56,757	64,490	229,055
Net earnings	11,236	12,287	11,746	14,552	49,821

Basic earnings per share	0.40	0.44	0.41	0.51	1.77

Diluted earnings per share	0.40	0.43	0.41	0.51	1.75

Note 23 – Subsequent Events

On January 31, 2005, we acquired Voyager Expanded Learning Inc. (“Voyager”) which provides research-based reading curriculum and professional development programs for school districts throughout the United States. The total paid for all outstanding shares of Voyager on a fully diluted basis was $361,000, comprised of $340,000 in cash and $21,000 of our restricted common stock. We may pay up to $20,000 in additional consideration based on Voyager’s operating results from April 1, 2005 through March 31, 2006.

The following table summarizes our preliminary evaluation of the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Cash	$7,064
Current assets	25,327
Non-current assets	2,648
Goodwill and intangibles	338,946

Total assets	373,985
Liabilities assumed	12,179

Net assets acquired	$361,806

We are still in the process of finalizing the purchase price allocation related to this acquisition.

We financed our acquisition of Voyager through a new $175 million issuance of private-placement notes and a new revolving line of credit. The 5.38% fixed notes mature in January 2015. Our previous revolving credit agreement was replaced with a new variable interest rate facility with capacity of $275 million and an expiration date of January 2010.

At January 1, 2005, we had $395 recorded as deferred financing fees related to these financing transactions in “Other Assets” in our Consolidated Balance Sheets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a and 15(e) and 15d -15(e) of the Securities Exchange Act of 1934, as

amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005 and the attestation report of KPMG LLP on management’s assessment of the Company’s internal control over financial reporting are contained on pages 52 and 53 respectively of this report.

Changes in Internal Control

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

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

The information required by this Item will be set forth in the Company’s Notice of Annual Meeting and Proxy Statement (under the captions “Audit Committee Report” and “Audit Fees”), and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial statements:

The following Consolidated Financial Statements of ProQuest Company are included in Part II, Item 8, Financial Statements and Supplementary Data (pages 50-89):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations – Fiscal Years 2004, 2003, and 2002

Consolidated Balance Sheets – At the end of Fiscal Years 2004 and 2003

Consolidated Statements of Cash Flows – Fiscal Years 2004, 2003, and 2002

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) – Fiscal Years 2004, 2003, and 2002

Notes to the Consolidated Financial Statements

2.	Financial statement schedules filed as a part of this report:

Financial Statement Schedules are omitted as the required information is either inapplicable, immaterial, or is presented in the Company’s Consolidated Financial Statements or the Notes thereto.

3.	Exhibits and Financial Statement Schedules

(a)	Exhibits.

Exhibit No.	Description
*2.1	Purchase and Sale Agreement by and between the Company and BH Acquisition, Inc., dated September 20, 2001 is incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2001.

*2.2	Purchase and Sale Agreement, dated April 18, 2001 by and among the Company, Bell & Howell U.K. Holdings Limited, Bell & Howell Mail and Messaging Technologies Company, Pitney Bowes Inc., and Pitney Bowes International Holdings, Inc., is incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2001.

*2.3	Purchase and Sale Agreement dated December 30, 2002 by and among the Company, ProQuest Information and Learning Company, and Bigchalk, is incorporated by reference to the Company’s Current Report on Form 8-K filed January 14, 2003.

*3.1	Form of Amended and Restated Certificate of Incorporation of ProQuest Company is incorporated by reference to ProQuest Company’s Form 10-K dated March 29, 2002, File No. 001-07680.

*3.2	By-laws of ProQuest Company (f/k/a Bell & Howell Operating Company) are incorporated herein by reference to Exhibit 4.2 to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 333-48425.

*4.1	Note Purchase Agreement dated as of October 1, 2002 ProQuest Company $150,000,000 5.45% Senior Notes due October 1, 2012 is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2002, File No. 001-07680.

*4.2	Revolving Credit Agreement dated as of October 3, 2002 among ProQuest Company, the lenders listed therein and Banc of America Securities LLC is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2002, File No. 001-07680.

*4.3	Credit Agreement dated as of January 31, 2005 among the financial institutions that are or may from time to time become parties thereto, Standard Federal Bank, N.A., as administrative agent for the lenders, Bank of America, N.A., and Harris Trust & Savings Bank as syndication agents for the lenders, and KeyBank National Association and National City Bank of the Midwest, as documentation agents for the lenders is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

*4.4	First Amendment dated as of January 31, 2005 to ProQuest Company’s existing Note Purchase Agreement dated as of October 1, 2002 is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

*4.5	Note Purchase Agreement dated as of January 31, 2005, ProQuest Company $175,000,000 5.38% Senior Notes due January 31, 2015 is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

*10.1	Amended and Restated Profit Sharing Retirement Plan is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s (f/k/a Bell & Howell Operating Company) Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.2	Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit 10.4 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.3	Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.4	Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.5	Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

*10.6	Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.7	Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-59994.

*10.8	Registration Rights Agreement dated as of May 10, 1988 by and among Bell & Howell Group, Inc., and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.9	2003 ProQuest Strategic Performance Plan is incorporated by reference to ProQuest Company’s S-8 dated August 28, 2003, File No. 333-101186.

*10.10	Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

*10.11	Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*10.11A	Supplement A to Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*10.12	Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 33-99982.

*10.13	Incentive Compensation Agreement dated December 31, 2000 by and between Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*10.13A	Incentive Compensation Agreement Amendment is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*10.14	Bell & Howell Company Nonqualified Stock Option Agreement dated December 31, 2000 by Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*10.15	Agreement and Plan of Merger by and among ProQuest Company, VEL Acquisition Corp., Voyager Expanded Learning, Inc., and R. Best Associates, Inc. dated as of December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K/A dated February 10, 2005, File No. 001-07680.

*10.16	Multi-year Stock Option Grant is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2004, File No. 001-07680.

*10.17	Consulting Agreement between Randy Best and ProQuest Company dated December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246.

*10.18	Non-compete Agreement between Randy Best and ProQuest Company dated December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246.

*10.19	Form of Restricted Stock Award Agreement for 2003 ProQuest Company Strategic Performance Plan is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246

10.20	Office Lease dated November 10, 2004 between Transwestern Great Lakes, L.P., as Landlord and ProQuest Company, as Tenant.

10.21	Master Services Agreement dated January 1, 2005 between ProQuest Company and International Business Machines Corporation.

10.22	Description of Compensatory Arrangements Applicable to Named Executive Officers for 2004 and 2005.

*14.1	ProQuest Company – Finance Code of Ethics is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

21.1	Subsidiaries of ProQuest Company.

23.1	Consent of KPMG LLP.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification of Alan W. Aldworth, President and Chief Executive Officer of ProQuest Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer, and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As previously filed

4.	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended January 1, 2005:

A current report on Form 8-K was filed on October 27, 2004, under items 2.02 and 9.01 furnishing our financial results for the quarter ended October 2, 2004.

A current report on Form 8-K was filed on November 10, 2004 under item 5.02 announcing the resignation of a Director from our Board.

A current report on Form 8-K was filed on November 16, 2004 under item 1.01 announcing the entrance into a new lease agreement.

A current report on Form 8-K was filed on December 17, 2004 under items 1.01, 7.01, and 9.01 announcing the entrance into an agreement to acquire Voyager Expanded Learning, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: March 17, 2005	ProQuest Company

	By:	/s/ Alan W. Aldworth
Alan W. Aldworth Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan W. Aldworth Alan W. Aldworth	Chairman of the Board of Directors and Chief Executive Officer	March 17, 2005

/s/ Kevin G. Gregory Kevin G. Gregory	Chief Financial Officer, Senior Vice President, and Assistant Secretary	March 17, 2005

/s/ David G. Brown David G. Brown	Director	March 17, 2005

/s/ Michael S. Geltzeiler Michael S. Geltzeiler	Director	March 17, 2005

/s/ Todd S. Nelson Todd S. Nelson	Director	March 17, 2005

/s/ William E. Oberndorf William E. Oberndorf	Director	March 17, 2005

/s/ Linda G. Roberts, Ed. D. Linda G. Roberts, Ed. D.	Director	March 17, 2005

/s/ James P. Roemer James P. Roemer	Director	March 17, 2005

/s/ Gary L. Roubos Gary L. Roubos	Director	March 17, 2005

/s/ Frederick J. Schwab Frederick J. Schwab	Director	March 17, 2005