Form 10-Q
period 2005-04-02
PROQUEST CO
filed 2005-05-12
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-3246

ProQuest Company

(Exact name of registrant as specified in its charter)

Delaware	36-3580106
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Eisenhower Parkway, Ann Arbor, Michigan	48106-1346
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of May 10, 2005 was 29,850,530.

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen Week Periods Ended April 2, 2005, and April 3, 2004

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Net sales	$121,120	$110,850
Cost of sales (a)	(57,165)	(53,965)

Gross profit	63,955	56,885
Research and development expense	(4,789)	(4,399)
Selling and administrative expense (a)	(40,381)	(31,642)

Earnings from continuing operations before interest and income taxes	18,785	20,844
Net interest expense:
Interest income	395	261
Interest expense	(7,148)	(4,397)

Net interest expense	(6,753)	(4,136)

Earnings from continuing operations before income taxes	12,032	16,708
Income tax expense	(4,274)	(5,834)

Earnings from continuing operations	7,758	10,874
Earnings from discontinued operations (less applicable income taxes of $0 and $349)	—	610

Net earnings	$7,758	$11,484

Net earnings per common share:
Basic:
Earnings from continuing operations	$0.26	$0.38
Earnings from discontinued operations	—	0.02

Basic net earnings per common share	$0.26	$0.40

Diluted:
Earnings from continuing operations	$0.26	$0.38
Earnings from discontinued operations	—	0.02

Diluted net earnings per common share	$0.26	$0.40

Weighted average number of common shares and equivalents outstanding:
Basic	29,377	28,406
Diluted	29,778	28,799

(a)	See Part II. Item 5. of this quarterly report on Form 10-Q.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of April 2, 2005, January 1, 2005, and April 3, 2004

(In thousands)

	April 2, 2005 (Unaudited)	January 1, 2005	April 3, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,313	$642
Accounts receivable, net	80,431	95,279	79,506
Inventory, net	13,106	5,312	5,090
Other current assets	58,081	50,133	52,106

Total current assets	151,618	155,037	137,344

Property, plant, equipment and product masters, at cost	448,204	422,803	410,892
Accumulated depreciation and amortization	(234,715)	(222,806)	(224,273)

Net property, plant, equipment and product masters	213,489	199,997	186,619

Long-term receivables	8,476	8,084	4,009
Goodwill	587,029	311,279	304,469
Identifiable intangibles, net	24,035	15,379	9,754
Curriculum, net	96,266	—	—
Purchased and developed software, net	40,338	41,699	53,799
Other assets	23,182	21,454	19,348

Total assets	$1,144,433	$752,929	$715,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,165	$5,000	$—
Checks issued in excess of funds on deposit	1,208	—	—
Accounts payable	39,683	49,364	38,968
Accrued expenses	27,230	35,303	21,256
Current portion of monetized future billings	22,572	24,331	25,352
Deferred income	79,397	100,480	106,383

Total current liabilities	175,255	214,478	191,959

Long-term liabilities:
Long-term debt, less current maturities	512,351	150,000	214,250
Monetized future billings, less current portion	31,173	36,197	44,933
Other liabilities	119,809	82,533	63,543

Total long-term liabilities	663,333	268,730	322,726

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,539 shares issued and 29,850 shares outstanding at April 2, 2005, 29,389 shares issued and 28,731 shares outstanding at January 1, 2005, and 29,038 shares issued and 28,453 shares outstanding at April 3, 2004)	30	29	28
Capital surplus	354,093	320,033	312,080
Unearned compensation on restricted stock	(3,736)	(236)	—
Notes receivable arising from stock purchases	(194)	(194)	(283)
Retained earnings (accumulated deficit)	(28,261)	(36,019)	(91,528)
Treasury stock, at cost (689 shares at April 2, 2005, 658 shares at January 1, 2005 and 585 shares at April 3, 2004)	(17,424)	(16,276)	(14,515)
Other comprehensive income/(loss):
Accumulated foreign currency translation adjustment	3,915	4,562	(3,107)
Unrealized (loss) from derivatives, net of tax	(939)	(536)	(771)
Minimum pension liability, net of tax	(1,970)	(1,970)	(1,247)
Net unrealized gain on securities, net of tax	331	328	—

Accumulated other comprehensive income/(loss)	1,337	2,384	(5,125)

Total shareholders’ equity	305,845	269,721	200,657

Total liabilities and shareholders’ equity	$1,144,433	$752,929	$715,342

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Thirteen Week Periods Ended April 2, 2005, and April 3, 2004

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Operating activities:
Net earnings	$7,758	$11,484
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	18,361	16,365
Deferred income taxes	(227)	4,838
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	32,539	15,350
Inventory, net	(407)	(69)
Other current assets	(5,997)	(7,759)
Long-term receivables	(393)	1,097
Other assets	360	96
Accounts payable	(12,543)	(10,389)
Accrued expenses	(13,779)	(15,013)
Deferred income	(24,544)	(15,755)
Other long-term liabilities	(1,427)	(1,246)
Other, net	222	425

Net cash used in operating activities	(77)	(576)
Investing activities:
Expenditures for property, plant, equipment, product masters, curriculum costs, and software	(24,235)	(20,744)
Acquisitions, net of cash acquired	(340,705)	(1,246)
Purchases of equity investments available for sale	(2,127)	(1,453)
Proceeds from disposals of equity investments available for sale	1,374	708
Expenditures associated with discontinued operations	(27)	(2,367)

Net cash used in investing activities	(365,720)	(25,102)
Financing activities:
Net increase (decrease) in short-term debt	15	(303)
Proceeds from long-term debt	630,000	144,650
Repayment of long-term debt	(268,000)	(121,400)
Checks issued in excess of funds on deposit	1,208	—
Principal payments under capital lease obligations	(27)	—
Cash paid for settlement of treasury locks	(490)	—
Debt issuance costs	(2,013)	—
Monetized future billings	(6,783)	(2,133)
Proceeds from exercise of stock options	7,845	1,469

Net cash provided by financing activities	361,755	22,283
Effect of exchange rate changes on cash	(271)	14

Decrease in cash and cash equivalents	(4,313)	(3,381)
Cash and cash equivalents, beginning of period	4,313	4,023

Cash and cash equivalents, end of period	$—	$642

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

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2004 Consolidated Financial Statements have been made to conform to the 2005 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended January 1, 2005.

In June 2004, we sold our Dealer Management System (“DMS”) business. For periods prior to June 2004, the operating results of this business have been segregated from our continuing operations in our Consolidated Statements of Operations.

Note 2 – Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts which was $2,039, $1,452, and $1,703 at April 2, 2005, January 1, 2005, and April 3, 2004, respectively.

Inventory. Inventory costs include material, labor, and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market, net of reserves.

The components of inventory are shown in the table below as of the dates indicated:

	April 2, 2005	January 1, 2005	April 3, 2004
Finished products	$11,010	$3,411	$2,782
Products in process and materials	2,096	1,901	2,308

Total inventory, net	$13,106	$5,312	$5,090

Property, Plant, Equipment, and Product Masters. Property, plant, equipment, and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. The carrying value of the product masters is $184,388 (net of $169,082 of accumulated depreciation), $171,368 (net of $161,321 of accumulated depreciation), and $161,950 (net of $154,462 of accumulated depreciation) at April 2, 2005, January 1, 2005, and April 3, 2004, respectively.

As of April 2, 2005, fixtures and equipment held under capital leases totaled $516. There were no capital leases as of January 1, 2005 or April 3, 2004.

Curriculum. Curriculum includes the acquired curriculum in the amount of $97,000 resulting from the acquisition of Voyager in the first quarter of 2005, as well as additional ongoing curriculum development costs. The curriculum that was acquired with Voyager is being amortized over 10 years on a straight-line basis. New curriculum development costs for programs that have an estimated life of more than one year are capitalized and amortized over the expected lives of the programs, typically 3 years. Curriculum development costs on programs with a one year shelf life are expensed as incurred. The carrying value of curriculum is $96,266 (net of $1,616 of accumulated amortization) at April 2, 2005.

Stock Option Plan. As permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, we account for our stock option plan using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the stock option. Pro forma net earnings and earnings per share disclosures for employee stock option grants based on the fair value-based method (defined in SFAS No. 123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are indicated below:

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Net earnings, as reported	$7,758	$11,484
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,254)	(1,078)

Pro forma net earnings	$6,504	$10,406

Earnings per share:
Basic - as reported	$0.26	$0.40
Basic - pro forma	$0.22	$0.37
Diluted - as reported	$0.26	$0.40
Diluted - pro forma	$0.22	$0.36

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model or a binomial model. The assumptions for the Black-Scholes option-pricing model are as follows:

	Thirteen weeks ended
	April 2, 2005	April 3, 2004
Expected stock volatility	37.35%	38.84%
Risk-free interest rate	3.86%	2.79%
Expected years until exercise	4	4
Dividend yield	0.00%	0.00%

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

Based on the complexity of this plan, we have utilized a binomial model to estimate the fair value of the options, utilizing the following assumptions:

Expected stock volatility	31.50%
Risk-free interest rate	3.07%
Expected years until exercise	5
Dividend yield	0.00%

We also issued 108 shares of restricted stock to certain employees and non-employees. These shares are valued at the market price at their respective award dates, recorded in “Unearned compensation on restricted stock” on our Consolidated Balance Sheets, and recognized as expense over the vesting period, typically 3 years. The amount of compensation cost related to these equity awards that was recognized into income was $169 and $0 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively.

Derivative Financial Instruments and Hedging Activities. All derivative instruments are recognized as assets or liabilities in the balance sheet at fair value.

Net Earnings per Common Share. Basic net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period, and reflects the potential dilution that could occur if all of our outstanding stock options that are in-the-money were exercised and the restricted stock was fully vested, using the treasury stock method. Under the treasury stock method, the proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. A reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted net earnings per common share is shown in the table below for the periods indicated:

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Basic	29,377	28,406
Dilutive effect of stock options	401	393

Diluted	29,778	28,799

Options to purchase 495 shares and 867 shares were outstanding at April 2, 2005 and April 3, 2004, respectively, but were not included in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

Note 3 – Discontinued Operations

In June 2004, we sold our DMS business, which was a component of PQBS. The DMS business was a software business, which did not fit with our core electronic publishing strategy.

Results for discontinued operations are shown in the table below for the periods indicated:

Quarter Ended April 3, 2004
Net sales	$5,390
Earnings before interest and income taxes	1,077
Interest expense, net	(118)
Income tax expense	(349)

Earnings from discontinued operations	$610

We will continue to provide parts and service products for powersports, recreational vehicles, and marine dealers. In addition, we entered into an exclusive distributor agreement with the DMS buyer. Approximately $5,100 has been recorded as deferred revenue related to this agreement, and will be recognized as revenue over the sixty-month contract. During the first quarter of 2005, $255 was recognized as revenue related to this contract.

Note 4 – Comprehensive Income

Comprehensive income or loss includes net earnings, net unrealized (loss)/gain on derivative instruments related to interest rate hedging, foreign currency translation adjustments, minimum pension liability, and net unrealized gain on available-for-sale securities.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Net earnings	$7,758	$11,484
Other comprehensive income/(loss):
Net unrealized (loss)/gain on derivative instruments	(403)	35
Foreign currency translation adjustments	(647)	124
Net unrealized gain on securities	3	—

Comprehensive income	$6,711	$11,643

The net unrealized (loss)/gain on derivative instruments, foreign currency translation adjustments, minimum pension liability, and net unrealized gain on securities does not impact our current income tax expense.

Note 5 – Segment Reporting

Information concerning our reportable business segments is shown in the tables below for the periods indicated:

	As of and for the thirteen weeks ended April 2, 2005
	PQIL	PQBS	Corporate	Total
Net sales	$76,773	$44,347	$—	$121,120

Earnings from operations before interest and income taxes	$11,467	$11,648	$(4,330)	$18,785

Expenditures for property, plant, equipment, product masters, curriculum costs, and software	$23,843	$18	$374	$24,235

Depreciation and amortization	$16,985	$1,297	$79	$18,361

Total assets	$1,009,330	$112,032	$23,071	$1,144,433

	As of and for the thirteen weeks ended April 3, 2004
	PQIL	PQBS	Corporate	Total
Net sales	$68,576	$42,274	$—	$110,850

Earnings from operations before interest and income taxes	$14,041	$11,006	$(4,203)	$20,844

Expenditures for property, plant, equipment, product masters, curriculum costs, and software	$19,350	$1,384	$10	$20,744

Depreciation and amortization	$14,125	$2,164	$76	$16,365

Total assets	$570,588	$120,540	$24,214	$715,342

Note 6 – Investments in Affiliates

On December 4, 2000, we entered into a Limited Liability Company Agreement with DaimlerChrysler Corporation, Ford Motor Company, and General Motors Corporation to form OEConnection (“OEC”).

For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until December 31, 2007, we earn a royalty on OEC’s net revenues, which is recorded in “Net sales” in our Consolidated Statement of Operations. The royalty recognized was $331 and $302 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively.

Note 7 – Goodwill, Software, Curriculum, and Other Intangible

Assets

We follow SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. We perform this annual analysis during the second fiscal quarter, based on the goodwill balance as of the end of the first fiscal quarter.

The following table summarizes the changes in the carrying amount of goodwill by segment for the periods indicated:

	PQIL	PQBS	Total
Balance as of January 3, 2004	$255,332	$48,361	$303,693
Goodwill acquired (1)	776	—	776

Balance as of April 3, 2004	$256,108	$48,361	$304,469
Goodwill acquired (1)	16,813	1,991	18,804
Goodwill disposed of in fiscal 2004	—	(11,036)	(11,036)
Reclassification of goodwill to other assets	(958)	—	(958)

Balance as of January 1, 2005	$271,963	$39,316	$311,279
Goodwill acquired (1)	270,003	5,747	275,750

Balance as of April 2, 2005	$541,966	$45,063	$587,029

(1)	Changes in goodwill consist primarily of current acquisitions and disposals as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

We follow the guidance in Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for capitalizing software projects. We follow SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” for software projects related to external use. Included in depreciation and amortization expense was $3,543 and $4,042 of software amortization expense for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. Software amortization expense was $16,919 for the fiscal year ended January 1, 2005.

Curriculum includes the acquired curriculum in the amount of $97,000 resulting from the acquisition of Voyager in the first quarter of 2005, as well additional ongoing curriculum development costs. Included in depreciation and amortization expense was $1,616 of curriculum amortization expense for the thirteen weeks ended April 2, 2005.

The following table summarizes our “Identifiable intangible” assets and related accumulated amortization at the dates indicated:

	Balance as of April 2, 2005
	Gross	Accumulated Amortization	Net
Customer lists	$21,813	$(5,601)	$16,212
Trademark	6,240	(768)	5,472
Acquired software	1,794	(207)	1,587
Non-compete agreement	960	(196)	764

Total intangibles	$30,807	$(6,772)	$24,035

	Balance as of January 1, 2005
	Gross	Accumulated Amortization	Net
Customer lists	$17,250	$(4,860)	$12,390
Trademark	2,641	(576)	2,065
Acquired software	211	(98)	113
Non-compete agreement	960	(149)	811

Total intangibles	$21,062	$(5,683)	$15,379

	Balance as of April 3, 2004
	Gross	Accumulated Amortization	Net
Customer lists	$9,796	$(2,397)	$7,399
Trademark	2,300	(166)	2,134
Acquired software	211	(36)	175
Non-compete agreement	50	(4)	46

Total intangibles	$12,357	$(2,603)	$9,754

We recorded $1,423 and $559 of intangible amortization expense during the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. Intangible amortization expense was $3,639 for the fiscal year ended January 1, 2005. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Remainder of 2005	$4,286
2006	5,485
2007	5,188
2008	3,263
2009	1,542
2010 and thereafter	4,271

$24,035

These amounts may vary as acquisitions and dispositions occur in the future, and as purchase price allocations are finalized.

During the thirteen weeks ended April 2, 2005, we acquired the following intangible assets:

		Weighted Average Amortization Period
Customer lists	$4,800	10 years
Trademark	3,600	10 years
Acquired software	1,583	3 years

Total intangibles	$9,983

Note 8 – Other Current Assets

Other current assets at April 2, 2005, January 1, 2005, and April 3, 2004 consisted of the following:

	As of
	April 2, 2005	January 1, 2005	April 3, 2004
Short-term deferred tax asset	$8,402	$7,705	$9,549
Prepaid taxes	325	602	4,894
Prepaid royalties	19,490	17,793	20,792
Commissions	9,853	7,472	4,110
Available-for-sale securities	7,823	7,172	4,034
Maintenance agreements	4,424	3,063	2,778
Other	7,764	6,326	5,949

Total	$58,081	$50,133	$52,106

Note 9 – Other Assets

Other assets at April 2, 2005, January 1, 2005, and April 3, 2004 consisted of the following:

	As of
	April 2, 2005	January 1, 2005	April 3, 2004
Long-term deferred tax asset	$3,218	$3,218	$2,195
Licenses, net	7,253	7,728	9,059
Long-term commissions	5,029	4,893	4,397
Deferred financing costs	3,102	1,173	1,071
Other	4,580	4,442	2,626

Total	$23,182	$21,454	$19,348

Note 10 – Accrued Expenses

Accrued expenses at April 2, 2005, January 1, 2005, and April 3, 2004 consisted of the following:

	As of
	April 2, 2005	January 1, 2005	April 3, 2004
Salaries, wages and bonuses	$15,771	$21,861	$13,357
Profit sharing	1,010	2,002	968
Discontinued operations reserve	382	409	1,024
Accrued income taxes	1,341	3,577	552
Accrued interest	2,599	2,171	139
Other	6,127	5,283	5,216

Total	$27,230	$35,303	$21,256

Note 11 – Other Liabilities

Other liabilities at April 2, 2005, January 1, 2005, and April 3, 2004 consisted of the following:

	As of
	April 2, 2005	January 1, 2005	April 3, 2004
Deferred compensation and pension benefits	$44,780	$46,503	$43,744
Deferred income taxes	45,657	6,846	—
Other	29,372	29,184	19,799

Total	$119,809	$82,533	$63,543

Note 12 – Pension and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Thirteen Weeks Ended
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Other Postretirement Benefits
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Service cost	$—	$68	$45	$56	$7	$21
Interest cost	313	324	896	838	13	29
Expected return on plan assets	—	—	(775)	(692)	—	—
Amortization of prior service cost	10	—	4	59	—	—
Amortization of plan amendment	—	—	—	—	(234)	—
Recognized net actuarial loss / gain	—	—	161	109	—	—

Net pension and other postretirement benefit cost	$323	$392	$331	$370	$(214)	$50

As previously disclosed in our annual report on form 10-K for the year ended January 1, 2005, in November 2004 we announced that effective January 1, 2006 we will no longer offer a retiree medical program. This resulted in a negative plan amendment which is being recognized ratably in 2005.

Note 13 – Acquisitions

On January 31, 2005, we completed our acquisition of all the outstanding ownership interest in Voyager Expanded Learning Inc. (“Voyager”). Voyager is part of our ProQuest Information & Learning segment. The results of Voyager’s operations subsequent to the acquisition on January 31, 2005 are included in our Consolidated Financial Statements. Had Voyager been acquired effective on the first day of our 2004 fiscal year, pro forma unaudited consolidated net sales, net earnings, and net earnings per common share would have been as follows:

	Pro Forma for the thirteen weeks ended
	April 2, 2005	April 3, 2004

Net sales	$128,805	$116,861

Net earnings	7,988	4,337

Net earnings per common share:

Basic	$0.27	$0.15

Diluted	$0.27	$0.15

Voyager provides research-based reading curriculum and professional development programs for school districts throughout the United States. Voyager’s research-based reading intervention programs integrate all of the vital components necessary for teaching every child to read and are currently used in over 500 school districts, including Dallas, New York City, Los Angeles, Philadelphia, Miami, Las Vegas, and Washington, D.C. Voyager’s programs meet the requirements of the Federal No Child Left Behind Act. Voyager also provides professional development for teachers.

Growing our kindergarten through twelfth grade educational business (“K-12”) is an important part of our long-term strategy. The acquisition of Voyager is a major step in advancing that strategy. Combining the ProQuest name with the strengths of the Voyager products as well as their market position and strong sales force will allow us to reach more customers in the K-12 market. The acquisition creates opportunities for synergies that will come from offering more products and services across more customer segments.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

At January 31, 2005

Cash	$7,064
Current assets	25,239
Property, plant and equipment	1,722
Curriculum	97,000
Other assets	784
Intangibles	8,400
Goodwill	268,188

Total assets acquired	408,397
Current liabilities	$8,032
Capital lease obligations	543
Deferred income	3,236
Long-term deferred taxes	37,195

Total liabilities assumed	49,006
Net assets acquired	$359,391

We have not finalized the allocation of the purchase price. There is a pending working capital adjustment which is expected to be an incremental cost of approximately $10 million. We expect this assessment to be completed by the end of the second quarter of 2005.

The total consideration paid for all the issued and outstanding common stock of Voyager was approximately $360 million which included $21 million in our restricted common stock which was approximately 683 thousand shares. The number of restricted common stock shares was determined based on the closing price of our common stock on January 31, 2005. We also agreed to pay up to an additional $20 million in the aggregate to the shareholders of Voyager based upon Voyager’s revenue performance during the period from April 1, 2005 through March 31, 2006.

We financed our acquisition of Voyager through a new issuance of private-placement notes and a new revolving line of credit (see Note 14). The 5.38 percent fixed notes mature in January 2015. Our previous revolving credit agreement was replaced with a new agreement with capacity of $275 million in total borrowings and an expiration of January 2010.

Note 14 – Debt and Lines of Credit

The following table summarizes our debt as of the dates indicated:

	As of
	April 2, 2005	January 1, 2005	April 3, 2004
Long-term debt:
5.45% senior notes due 10/01/12	$150,000	$150,000	$150,000
5.38% senior notes due 01/31/15	175,000	—	—
Revolving credit agreement	192,000	5,000	64,250
Capital lease obligations	516	—	—

Long-term debt	517,516	155,000	214,250
Less: current maturities	(5,165)	(5,000)	—

Long-term debt, less current maturities	$512,351	$150,000	$214,250

5.45% Senior Notes

On January 31, 2005, we entered into a first amendment to the 2002 Note Purchase Agreement dated as of October 1, 2002, under and pursuant to which we originally issued and sold our 5.45% senior notes (the “2002 Notes”) due October 1, 2012, in an aggregate principal amount of $150 million. The first amendment, among other things, amended the financial covenants under the 2002 Note Purchase Agreement to give effect to the acquisition of Voyager. Specifically, the consolidated adjusted net worth covenant and the consolidated debt covenants were adjusted to be consistent with the terms of the 2005 Note Purchase Agreement.

5.38% Senior Notes

On January 31, 2005, we entered into the 2005 Note Purchase Agreement providing for, among other things, the issue and sale by us to the 2005 Note Purchasers of the Company’s 5.38% Senior Notes due January 31, 2015, in the aggregate principal amount of $175 million (the “2005 Notes”). We are required to make six equal annual principal payments on the 2005 Notes commencing on January 31, 2010. The applicable annual interest on the 2005 Notes will be payable semi-annually in arrears calculated on the basis of a 360-day year of twelve 30-day months.

Revolving Credit Agreement

On January 31, 2005, we replaced our previous revolving credit agreement with a new variable interest rate facility. The new Credit Agreement is a five-year, unsecured revolving credit facility in an amount up to $275 million, with a subfacility for letters of credit (in an amount not to exceed $20 million) and a subfacility for swingline loans (in an amount not to exceed $15 million). The aggregate maximum principal amount of the revolver may be increased by an amount up to $75 million during the term of the Credit Agreement, provided that the lenders are willing to grant such increase, no default exists, and certain other conditions are satisfied. Borrowings and letters of credit under the Credit Agreement bear interest, at our option, at either the London Interbank Offered Rate plus a spread ranging from 0.75% to 1.75% or 0% to 0.25% over an alternative base rate. The alternative base rate is the greater of the Standard Federal Bank, N.A. prime rate or the Federal Funds rate plus 0.50%.

Capital Lease Obligations

With the acquisition of Voyager, we acquired property under capital leases. These capital leases expire in 2008.

Note 15 – Capital Leases

We lease certain fixtures and equipment under capital leases. The aggregate future minimum lease payments related to these capital leases at April 2, 2005 are as follows:

Remainder of 2005	$122
2006	174
2007	165
2008	55

Total minimum lease payments	516
Less amounts representing interest	(70)

Present value of minimum lease payments	$446

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on form 10-K for the year ended January 1, 2005, as well as the accompanying interim financial statements for the period ending April 2, 2005.

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

Results of Operations

First Quarter of Fiscal 2005 Compared to the First Quarter of Fiscal 2004

	Thirteen Weeks Ended
	April 2, 2005		April 3, 2004		Inc/(Dec)
(Dollars in millions)	Amount	% of sales	Amount	% of sales	$	%
Net sales	$121.1	100.0	$110.8	100.0	$10.3	9.3
Cost of sales	(57.2)	(47.2)	(54.0)	(48.7)	3.2	5.9

Gross profit	63.9	52.8	56.8	51.3	7.1	12.5
Research and development expense	(4.8)	(4.0)	(4.4)	(4.0)	0.4	9.1
Selling and administrative expense	(40.3)	(33.3)	(31.6)	(28.5)	8.7	27.5

Earnings from continuing operations before interest and income taxes	18.8	15.5	20.8	18.8	(2.0)	(9.6)
Net interest expense	(6.8)	(5.6)	(4.1)	(3.7)	2.7	65.9
Income tax expense	(4.2)	(3.5)	(5.8)	(5.2)	(1.6)	(27.6)

Net earnings from continuing operations	$7.8	6.4	$10.9	9.9	(3.1)	(28.4)

Net Sales.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	April 2, 2005	April 3, 2004	$	%
PQIL

Published Products	$30.2	$25.4	$4.8	18.9
General Reference Products	15.4	16.4	(1.0)	(6.1)
Traditional Products	22.3	24.1	(1.8)	(7.5)
Classroom Products	2.9	2.6	0.3	11.5
Voyager	6.0	—	6.0	NM

TOTAL PQIL	$76.8	$68.5	$8.3	12.1

PQBS

Automotive Group	$42.0	$40.0	$2.0	5.0
Power Equipment-Electronic	2.0	2.0	—	—
Other	0.3	0.3	—	—

TOTAL PQBS	$44.3	$42.3	$2.0	4.7

TOTAL PROQUEST	$121.1	$110.8	$10.3	9.3

Our net sales from continuing operations increased $10.3 million, or 9.3%, to $121.1 million in the first quarter of 2005.

ProQuest Information & Learning

Net sales at PQIL increased $8.3 million, or 12.1%, to $76.8 million.

Published Products.

Revenue from sales of our published products continued to show strong demand and increased $4.8 million, or 18.9%, to $30.2 million compared to the first quarter of 2004. The increase was driven by strong revenue from our Historical Newspaper products and e-dissertations which each increased $0.7 million, as well as strong sales of our arts and literature products.

General Reference Products.

Revenue from our general reference products decreased $1.0 million, or 6.1%, to $15.4 million primarily due to a $0.7 million decline in our reseller business.

Traditional Products.

Revenue from our traditional products decreased $1.8 million, or 7.5%, to $22.3 million as a result of a decline in revenue of $1.0 million from microfilm backfiles and special collections.

Classroom Products.

Revenue from our classroom products increased $0.3 million, or 11.5%, to $2.9 million as a result of revenue growth from electronic coursepack sales. Paper coursepack sales declined this quarter as a result of the competitive environment.

Voyager.

Revenue from Voyager products was $6.0 million for the two months they were part of ProQuest in 2005. Revenue was driven by sales of our Voyager Passport product. Revenue at Voyager is seasonal and as a result, the first quarter is generally the lowest, with improvement shown as the year progresses. The second quarter improves from summer school enrollment and the third and fourth quarters have the strongest revenue growth as a result of the start of the school year. It is expected that at least 70% of Voyager’s revenue will occur in the second half of the year.

ProQuest Business Solutions

Net sales at PQBS increased $2.0 million, or 4.7%, to $44.3 million.

Automotive Group.

Revenue from our automotive products increased $2.0 million, or 5.0%, to $42.0 million as a result of increased revenue from acquired new products that help automotive dealers solve specific business problems within sales, service, warranty, and dealer management.

Gross Profit.

	Thirteen Weeks Ended		% of Sales (1)
(Dollars in millions)	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
PQIL	$36.0	$30.8	46.9	45.0
PQBS	27.9	26.0	63.0	61.5

Total	$63.9	$56.8	52.8	51.3

(1)	These are calculated based on each division’s sales.

Our gross profit percentage increased 150 basis points to 52.8% compared to the first quarter of 2004.

At PQIL, the gross profit margin increased from 45.0% to 46.9%, an increase of 190 basis points compared to the first quarter of 2004. This increase is primarily due to the acquisition of Voyager, which has higher gross profit margins, partially offset by the amortization of acquired curriculum costs.

At PQBS, the gross profit margin increased from 61.5% to 63.0%, an increase of 150 basis points compared to the first quarter of 2004. This increase resulted primarily from changes in product mix as low margin hardware sales were replaced with higher margin recurring revenues.

Research and Development.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	April 2, 2005	April 3, 2004	$	%
PQIL	$2.2	$1.9	$0.3	15.8
PQBS	2.6	2.5	0.1	4.0

Total	$4.8	$4.4	$0.4	9.1

Our research and development expenditures include investments for database and software development, information delivery systems, and other electronic products.

Selling and Administrative.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	April 2, 2005	April 3, 2004	$	%
PQIL	$22.3	$14.8	$7.5	50.7
PQBS	13.7	12.6	1.1	8.7
Corporate	4.3	4.2	0.1	2.4

Total	$40.3	$31.6	$8.7	27.5

The increase at PQIL is primarily due to the acquisition of Voyager, which has higher selling and administrative costs combined with lower direct costs, as well as increased direct selling costs from our 2004 acquisitions. The increase at PQBS is primarily due to the higher sales volume, additional costs associated with new performance management products and compensation expense related to employee severances. Corporate remained relatively flat quarter over quarter.

Net Interest Expense.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	April 2, 2005	April 3, 2004	$	%
Interest income	$(0.4)	$(0.3)	(0.1)	(33.3)
Debt	5.5	2.5	3.0	120.0
Monetized contracts	1.5	1.7	(0.2)	(11.8)
Other	0.2	0.2	—	—

Total	$6.8	$4.1	$2.7	65.9

As a result of the Voyager acquisition, net interest expense increased approximately $2.8 million.

Income Tax Expense.

For the thirteen weeks ended April 2, 2005, income taxes were recorded at an effective rate of 35.5%, compared to an effective rate of 34.9% for the thirteen weeks ended April 3, 2004. Income tax expense decreased for the thirteen weeks ended April 3, 2005 due to lower operating earnings partially offset by an increase to the effective tax rate. The higher effective tax rate is due to a reduced benefit from tax incentives and foreign tax benefits.

Liquidity

Long-term debt increased by $298.1 million to $512.4 million in the first quarter of 2005 compared to the first quarter of 2004.

In January 2005, we acquired Voyager Expanded Learning Inc. (see Note 13 to the Consolidated Financial Statements). We financed our acquisition through a new $175 million issuance of private-placement notes and a new revolving line of credit. The 5.38% fixed notes mature January 2015. Our previous revolving credit agreement was replaced with a new variable interest rate facility with capacity of $275 million which expires in January 2010 (see Note 14 to the Consolidated Financial Statements).

For the first thirteen weeks of fiscal 2005, we used cash from operations of $0.1 million compared to a use of $0.6 million for the first thirteen weeks of 2004, a decrease in use of $0.5 million. The decrease in cash used in continuing operations during the first quarter of 2005 compared to the first quarter of 2004 is primarily due to the following:

Inc/(Dec) vs. 2004
(Dollars in millions)
Accounts receivable, net (primarily cash collections from additional Voyager receivables)	$17.2
Depreciation & amortization	2.0
Other current assets	1.8
Deferred income (decline in microfilm sales)	(8.8)
Deferred income taxes (additional tax payments)	(5.1)
Net earnings	(3.7)
Accounts payable (timing of payments)	(2.2)
Long-term receivables (additional long-term receivables due to new PQBS contracts)	(1.5)

We used $365.7 million of cash in our investing activities for the first thirteen weeks of fiscal 2005, an increase of $340.6 million compared to the first thirteen weeks of 2004. This increase in cash used in investing activities is primarily due to the following:

Inc/(Dec) vs. 2004
(Dollars in millions)
Acquisitions, net of cash acquired	$(339.4)
Property, plant, equipment, product masters, curriculum development costs and software (accelerated digitization to meet market demands)	(3.5)
Costs associated with sales of discontinued operations	2.3

For the first thirteen weeks of fiscal 2005, we generated cash from financing activities of $361.8 million compared to a generation of $22.3 million in the first thirteen weeks of fiscal 2004, an increase of $339.5 million. This increase is primarily due to the following:

Inc/(Dec) vs. 2004
(Dollars in millions)
Proceeds from long-term debt (net of payments made)	$338.8
Proceeds from exercise of stock options, net	6.4
Monetized future billings (decrease monetization of PQBS contracts)	(4.7)
Debt issuance costs (new debt issuance and amendment)	(2.0)

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future. Under our $275.0 million revolving credit facility, $187.0 million was outstanding as of April 2, 2005.

Financial Condition

Selected Balance Sheet information – April 2, 2005 compared to January 1, 2005

	As of		Inc/(Dec)
(Dollars in millions)	April 2, 2005	January 1, 2005	$	%
Accounts receivable, net	$80.4	$95.3	$(14.9)	(15.6)
Other current assets	58.1	50.1	8.0	16.0
Purchased and developed software, net	40.3	41.7	(1.4)	(3.4)
Other assets	23.2	21.5	1.7	7.9
Accrued expenses	27.2	35.3	(8.1)	(22.9)
Deferred income	79.4	100.5	(21.1)	(21.0)
Other liabilities	119.8	82.5	37.3	45.2

Accounts receivable decreased $14.9 million due to the continued collection of year end receivables related to subscription billings issued during the fourth quarter of 2004, partially offset by an increase due to the acquisitions in the first quarter of 2005.

Other current assets increased by $8.0 million primarily due to the acquisition of Voyager and timing of prepaid royalties and commissions.

Other assets increased by $1.7 million primarily due to deferred financing fees as a result of the debt refinancing related to the Voyager acquisition.

Accrued expenses decreased by $8.1 million primarily due to the annual payment of bonuses, timing of payroll and our 401k employer contributions, tax payments and year end severance accruals paid out in the first quarter of 2005.

Deferred income decreased $21.1 million primarily due to the seasonal nature of PQIL’s deferred revenue. At year end, deferred revenue is at a high level due to the billings that occur late in the third quarter and throughout the fourth quarter. Additionally, deferred income declined due to decreasing sales of our traditional products.

Other liabilities increased $37.3 million primarily due to increased deferred income taxes related to the tax basis differences for Voyager intangibles.

Selected Balance Sheet information – April 2, 2005 compared to April 3, 2004.

	As of		Inc/(Dec)
(Dollars in millions)	April 2, 2005	April 3, 2004	$	%
Accounts receivable, net	$80.4	$79.5	$0.9	1.1
Other current assets	58.1	52.1	6.0	11.5
Purchased and developed software, net	40.3	53.8	(13.5)	(25.1)
Other assets	23.2	19.3	3.9	20.2
Accrued expenses	27.2	21.3	5.9	27.7
Deferred income	79.4	106.4	(27.0)	(25.4)
Other liabilities	119.8	63.5	56.3	88.7

Accounts receivable remained relatively flat as a result of the first quarter acquisitions ($18.1 million) partially offset by the sale of discontinued operations in the second quarter of 2004 ($3.3 million), the termination of the BHFS financing agreement ($8.1 million), and an increase in collections.

Other current assets increased $6.0 million due to prepayment of sales commissions related to year end 2004 subscription sales.

Net purchased and developed software decreased by $13.5 million primarily due to the sale of our DMS business in the second quarter of 2004, annual amortization expense as well as lower software expenditures in the first quarter of 2005.

Other assets increased by $3.9 million primarily due to deferred financing fees as a result of the debt refinancing related to the Voyager acquisition ($2.0 million) as well as an increase in long-term deferred tax assets.

Accrued expenses increased by $5.9 million primarily due to an increase in accrued interest as a result of the new debt related to the Voyager acquisition ($2.5 million) and accruals related to first quarter 2005 acquisitions ($3.0 million).

Deferred income decreased by $27.0 million primarily due to unit declines in our traditional microfilm subscription products and continued pricing pressure on general reference products.

Other liabilities increased by $56.3 million primarily due to increased deferred income taxes related to the tax basis differences for Voyager intangibles.

Interest Rate Risk Management

We have a revolving credit facility, which is variable-rate long-term debt, that exposes us to variability in interest payments due to changes in interest rates. We had $187.0 million outstanding on the credit facility at April 2, 2005, and the weighted average interest rate on the credit facility was 4.5416% at April 2, 2005. We have decided not to hedge this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012. Additionally, we maintain $175.0 million of our debt in the form of long-term fixed rate notes with a 5.38% fixed coupon rate and a 5.42% effective rate. These notes have a ten-year average life and are due in six annual payments of $29.1 million beginning January 31, 2010 and ending January 31, 2015.

Recently Issued Financial Accounting Standards

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment.” FASB Statement No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured at the fair value of the equity instruments issued. Effective April 14, 2005, the Securities and Exchange Commission issued a new rule that amends the compliance dates for companies to implement the revised statement to the beginning of their next fiscal year after June 15, 2005, which for ProQuest is January 1, 2006.

On October 22, 2004, the President of the United States signed The American Jobs Creation Act of 2004. Among the provisions of the Act is a provision that allows for the exclusion from income of a portion of the remittances of earnings of foreign subsidiaries to U.S. shareholders through December 31, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations. We have not yet decided whether, or to what extent, foreign earnings will be repatriated. Based on our analysis to date, however, it is possible that we may repatriate an amount between $0 to $9.6 million. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. We expect to be in a position to finalize our assessment by December 31, 2005.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our financing activities, we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. We are not currently hedging this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed-rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012. Additionally, we maintain $175.0 million of our debt in the form of long-term fixed rate notes with a 5.38% fixed coupon rate and a 5.42% effective rate. These notes have a ten-year average life and are due in six annual payments of $29.1 million beginning January 31, 2010 and ending January 31, 2015. Our remaining debt is variable rate long-term debt, which exposes us to variability in interest payments due to changes in interest rates.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge a limited number of significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At April 2, 2005, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be immaterial.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the

“Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

Item 5.

Other Information

Amortization expense related to acquired curriculum in the amount of $1.6 million, which had previously been included in selling and administrative expense in our Earnings Release dated April 28, 2005, have been included in cost of sales in this quarterly filing on Form 10-Q.

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

The Company filed the following Current Reports on Form 8-K during the quarter ended April 2, 2005:

A current report on Form 8-K was filed on January 4, 2005 under item 1.01 announcing the entrance into an agreement with International Business Machines Corporation.

A current report on Form 8-K was filed on February 4, 2005 under items 1.01, 2.01, 2.03, 3.02, and 9.01 announcing the completion of the Voyager Expanded Learning, Inc. (“Voyager”) acquisition, the Credit Agreement dated January 31, 2005, the 2005 Note Purchase Agreement, the First Amendment to the 2002 Note Purchase Agreement, and the issuance of shares of restricted common stock in connection with the Voyager acquisition.

A current report on Form 8-K/A was filed on February 10, 2005 under items 2.01 and 9.01 to amend the report on Form 8-K filed on February 4, 2005 and file a copy of the Agreement and Plan Merger Document.

A current report on Form 8-K was filed on March 2, 2005 under items 2.02 and 9.01 furnishing our financial results for the fiscal year ended January 1, 2005.

A current report on Form 8-K was filed on March 16, 2005 under items 1.01 and 5.02 announcing certain executive compensation arrangements and the appointment of a new member to the Board of Directors.

A current report on Form 8-K/A was filed on April 15, 2005 under item 9.01 to amend and supplement the Current Report on Form 8-K filed on February 4, 2005 to include financial statements and pro forma financial information related to the Voyager acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005	PROQUEST COMPANY

/s/ Alan W. Aldworth
Chairman and CEO

/s/ Kevin G. Gregory
Senior Vice President, Chief Financial Officer, and Assistant Secretary