Form 10-Q
period 2005-07-02
PROQUEST CO
filed 2005-08-10
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-3246

ProQuest Company

(Exact name of registrant as specified in its charter)

Delaware	36-3580106
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification No.)

777 Eisenhower Parkway, Ann Arbor, Michigan	48106-1346
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of August 8, 2005 was 29,868,120.

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen and Twenty-Six Week Periods

Ended July 2, 2005, and July 3, 2004

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$140,345	$112,191	$261,465	$223,041
Cost of sales	(70,338)	(55,168)	(127,503)	(109,133)

Gross profit	70,007	57,023	133,962	113,908

Research and development expense	(3,676)	(4,083)	(8,465)	(8,482)
Selling and administrative expense	(38,902)	(29,257)	(79,283)	(60,899)

Earnings from continuing operations before interest and income taxes	27,429	23,683	46,214	44,527

Net interest expense:
Interest income	378	628	773	889
Interest expense	(8,709)	(4,501)	(15,857)	(8,898)

Net interest expense	(8,331)	(3,873)	(15,084)	(8,009)

Earnings from continuing operations before income taxes	19,098	19,810	31,130	36,518
Income tax expense	(6,771)	(6,919)	(11,045)	(12,753)

Earnings from continuing operations	12,327	12,891	20,085	23,765

Earnings from discontinued operations (less applicable income taxes of $0, $121, $0 and $470, respectively)	—	182	—	792
Gain on sale of discontinued operations (less applicable income taxes of $0, $515, $0 and $515, respectively)	—	15,338	—	15,338

Net earnings	$12,327	$28,411	$20,085	$39,895

Net earnings per common share:

Basic:
Earnings from continuing operations	$0.42	$0.45	$0.68	$0.83
Earnings from discontinued operations	—	0.01	—	0.03
Gain on sale of discontinued operations	—	0.54	—	0.54

Basic net earnings per common share	$0.42	$1.00	$0.68	$1.40

Diluted:
Earnings from continuing operations	$0.41	$0.45	$0.67	$0.82
Earnings from discontinued operations	—	0.01	—	0.04
Gain on sale of discontinued operations	—	0.53	—	0.53

Diluted net earnings per common share	$0.41	$0.99	$0.67	$1.39

Weighted average number of common shares and equivalents outstanding:
Basic	29,738	28,487	29,528	28,447
Diluted	30,245	28,782	30,013	28,797

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of July 2, 2005, January 1, 2005, and July 3, 2004

(In thousands)

	July 2, 2005 (Unaudited)	January 1, 2005	July 3, 2004 (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,692	$4,313	$2,074
Accounts receivable, net	85,559	95,279	82,261
Inventory, net	14,267	5,312	4,867
Other current assets	63,039	50,133	55,964

Total current assets	172,557	155,037	145,166

Property, plant, equipment, and product masters, at cost	462,618	422,803	395,495
Accumulated depreciation and amortization	(243,212)	(222,806)	(204,148)

Net property, plant, equipment, and product masters	219,406	199,997	191,347

Long-term receivables	9,450	8,084	5,735
Goodwill	598,986	311,279	297,457
Identifiable intangibles, net	22,587	15,379	13,567
Curriculum, net	95,231	—	—
Purchased and developed software, net	39,710	41,699	48,702
Other assets	22,867	21,454	19,274

Total assets	$1,180,794	$752,929	$721,248

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$168	$5,000	$—
Accounts payable	48,710	49,364	41,157
Accrued expenses	35,557	35,303	37,202
Current portion of monetized future billings	20,635	24,331	25,198
Deferred income	59,733	100,480	82,961

Total current liabilities	164,803	214,478	186,518

Long-term liabilities:
Long-term debt, less current maturities	551,008	150,000	192,680
Monetized future billings, less current portion	26,542	36,197	43,432
Other liabilities	121,627	82,533	68,550

Total long-term liabilities	699,177	268,730	304,662

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,557 shares issued and 29,868 shares outstanding at July 2, 2005, 29,389 shares issued and 28,731 shares outstanding at January 1, 2005, and 29,147 shares issued and 28,524 shares outstanding at July 3, 2004)	30	29	29
Capital surplus	354,505	320,033	314,267
Unearned compensation on restricted stock	(3,419)	(236)	(125)
Notes receivable arising from stock purchases	(194)	(194)	(287)
Retained earnings (accumulated deficit)	(15,934)	(36,019)	(63,116)
Treasury stock, at cost (689 shares at July 2, 2005, 658 shares at January 1, 2005 and 623 shares at July 3, 2004)	(17,424)	(16,276)	(15,505)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	1,683	4,562	(3,212)
Unrealized (loss) from derivatives, net of tax	(894)	(536)	(736)
Minimum pension liability, net of tax	(1,970)	(1,970)	(1,247)
Net unrealized gain on securities, net of tax	431	328	—

Accumulated other comprehensive income (loss)	(750)	2,384	(5,195)

Total shareholders’ equity	316,814	269,721	230,068

Total liabilities and shareholders’ equity	$1,180,794	$752,929	$721,248

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Twenty-Six Week Periods

Ended July 2, 2005, and July 3, 2004

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 2, 2005	July 3, 2004
Operating activities:

Net earnings	$20,085	$39,895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of discontinued operations, net	—	(15,338)
Depreciation and amortization	37,624	32,617
Deferred income taxes	5,135	10,901

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	22,283	11,307
Inventory, net	(1,239)	(488)
Other current assets	(10,457)	(8,687)
Long-term receivables	(1,375)	(631)
Other assets	1,570	12
Accounts payable	(3,061)	(7,740)
Accrued expenses	(5,694)	(7,226)
Deferred income	(43,577)	(39,410)
Other long-term liabilities	(2,458)	2,922
Other, net	(524)	504

Net cash provided by operating activities	18,312	18,638

Investing activities:
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	(47,734)	(39,057)
Acquisitions, net of cash acquired	(351,755)	(11,462)
Purchases of equity investments available for sale	(2,605)	(7,289)
Proceeds from disposals of equity investments available for sale	1,561	4,079
Proceeds from (expenditures associated with) sales of discontinued operations	(74)	33,050

Net cash used in investing activities	(400,607)	(20,679)

Financing activities:
Net decrease in short-term debt	(4,951)	(449)
Proceeds from long-term debt	892,600	233,700
Repayment of long-term debt	(491,904)	(232,020)
Principal payments under capital lease obligations	(66)	—
Cash paid for settlement of treasury locks	(490)	—
Debt issuance costs	(2,013)	—
Monetized future billings	(13,352)	(3,788)
Proceeds from exercise of stock options	8,242	2,667

Net cash provided by financing activities	388,066	110

Effect of exchange rate changes on cash	(392)	(18)

Increase (decrease) in cash and cash equivalents	5,379	(1,949)

Cash and cash equivalents, beginning of period	4,313	4,023

Cash and cash equivalents, end of period	$9,692	$2,074

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

Note 2 - Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts which was $ 2,001, $1,452, and $2,285 at July 2, 2005, January 1, 2005, and July 3, 2004, respectively.

Inventory. Inventory costs include material, labor, and overhead. Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market, net of reserves.

The components of inventory are shown in the table below as of the dates indicated:

	July 2, 2005	January 1, 2005	July 3, 2004
Finished products	$12,141	$3,411	$2,691
Products in process and materials	2,126	1,901	2,176

Total inventory, net	$14,267	$5,312	$4,867

Property, Plant, Equipment, and Product Masters. Property, plant, equipment, and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. The carrying value of the product masters is $191,287 (net of $176,824 of accumulated depreciation), $171,368 (net of $161,321 of accumulated depreciation), and $169,307 (net of $142,321 of accumulated depreciation) at July 2, 2005, January 1, 2005, and July 3, 2004, respectively.

As of July 2, 2005, fixtures and equipment held under capital leases totaled $548 (net of $102 accumulated depreciation). There were no capital leases as of January 1, 2005 or July 3, 2004.

Curriculum. Curriculum includes the acquired curriculum in the amount of $97,000 resulting from the acquisition of Voyager in the first quarter of 2005, as well as additional ongoing curriculum development costs. The curriculum that was acquired with Voyager is being amortized over 10 years on a straight-line basis. New curriculum development costs for programs that have an estimated life of more than one year are capitalized and amortized over the expected lives of the programs, typically 3 years. Curriculum development costs on programs with a one-year shelf life are expensed as incurred. The carrying value of curriculum is $95,231 (net of $4,053 of accumulated amortization) at July 2, 2005.

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

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings, as reported	$12,327	$28,411	$20,085	$39,895
Add: Stock-based compensation, as reported	217	8	326	8
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,304)	(1,441)	(2,667)	(3,125)

Pro forma net earnings	$11,240	$26,978	$17,744	$36,778

Earnings per share:

Basic - as reported	$0.42	$1.00	$0.68	$1.40

Basic - pro forma	$0.38	$0.95	$0.60	$1.29

Diluted - as reported	$0.41	$0.99	$0.67	$1.39

Diluted - pro forma	$0.37	$0.94	$0.59	$1.28

The fair value of restricted stock is based on the market value of those shares at the grant date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model or a binomial model. The assumptions for the Black-Scholes option-pricing model are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 2, 2005 (1)	July 3, 2004	July 2, 2005	July 3, 2004
Expected stock volatility	0.00%	38.13%	37.35%	38.64%
Risk-free interest rate	0.00%	3.66%	3.86%	3.03%
Expected years until exercise	—	4	4	4
Dividend yield	0.00%	0.00%	0.00%	0.00%

(1)	There were no stock option grants during the thirteen weeks ended July 2, 2005.

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

We also issue shares of restricted stock to certain employees and non-employees. For the thirteen and twenty-six weeks ended July 2, 2005, we issued one and 109 shares respectively, compared to five and five, respectively, for the thirteen and twenty-six weeks ended July 3, 2004. These shares are valued at the market price at their respective award dates, recorded in “Unearned compensation on restricted stock” on our Consolidated Balance Sheets, and recognized as expense over the vesting period, typically 3 years.

Derivative Financial Instruments and Hedging Activities. All derivative instruments are recognized as assets or liabilities in the balance sheet at fair value.

Net Earnings per Common Share. Basic net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, and reflects the potential dilution that could occur if all of our outstanding stock options that are in-the-money were exercised and the restricted stock was fully vested, using the treasury stock method. Under the treasury stock method, the proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. A reconciliation of the weighted-average number of common shares and equivalents outstanding in the calculation of basic and diluted net earnings per common share is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Basic	29,738	28,487	29,528	28,447
Dilutive effect of stock options and non-vested restricted stock	507	295	485	350

Diluted	30,245	28,782	30,013	28,797

In accordance with SFAS No. 128, “Earnings per Share”, 316 and 2,973 common stock equivalent shares for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively, and 316 and 2,949 common stock equivalent shares for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise price of such options were greater than the average market prices of the common stock and therefore the impact of these shares was antidilutive.

Note 3 - Discontinued Operations

In June 2004, we sold our DMS business, which was a component of PQBS. The DMS business was a software business, which did not fit with our core electronic publishing strategy.

Results for discontinued operations are shown in the table below for the periods indicated:

	Thirteen Weeks Ended July 3, 2004	Twenty-Six Weeks Ended July 3, 2004
Net sales	$3,177	$8,567

Earnings before interest and income taxes	422	1,499
Interest expense, net	(119)	(237)
Income tax expense	(121)	(470)

Earnings from discontinued operations	$182	$792

We will continue to provide parts and service products for powersports, recreational vehicles, and marine dealers. In addition, we entered into an exclusive distributor agreement with the DMS buyer. Approximately $5,100 was recorded as deferred revenue related to this agreement, and will be recognized as revenue over the sixty-month contract. For the thirteen and twenty-six weeks ended July 2, 2005, $255 and $510 respectively, were recognized as revenue related to this contract.

Note 4 - Comprehensive Income

Comprehensive income or loss includes net earnings, net unrealized gain (loss) on derivative instruments related to interest rate hedging, foreign currency translation adjustments, minimum pension liability, and net unrealized gain on available-for-sale securities.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings	$12,327	$28,411	$20,085	$39,895

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax	45	35	(358)	70
Foreign currency translation adjustments	(2,232)	(19)	(2,879)	19
Unrealized gain on securities, net of tax	100	—	103	—

Comprehensive income	$10,240	$28,427	$16,951	$39,984

The net unrealized gain (loss) on derivative instruments, foreign currency translation adjustments, minimum pension liability, and net unrealized gain on securities does not impact our current income tax expense.

Note 5 - Segment Reporting

Information concerning our reportable business segments is shown in the tables below for the periods indicated:

	As of and for the thirteen weeks ended July 2, 2005
	PQIL	PQBS	Corporate	Total
Net sales	$95,111	$45,234	$—	$140,345
Earnings from continuing operations before interest and income taxes	$19,137	$11,766	$(3,474)	$27,429
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$22,366	$975	$158	$23,499
Depreciation and amortization	$17,861	$1,325	$77	$19,263
Total assets	$1,037,555	$113,704	$29,535	$1,180,794

	As of and for the thirteen weeks ended July 3, 2004
	PQIL	PQBS	Corporate	Total
Net sales	$70,045	$42,146	$—	$112,191
Earnings from continuing operations before interest and income taxes	$13,654	$13,034	$(3,005)	$23,683
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$14,710	$3,603	$—	$18,313
Depreciation and amortization	$14,289	$1,888	$75	$16,252
Total assets	$590,034	$101,984	$29,230	$721,248

	As of and for the twenty-six weeks ended July 2, 2005
	PQIL	PQBS	Corporate	Total
Net sales	$171,884	$89,581	$—	$261,465
Earnings from continuing operations before interest and income taxes	$30,604	$23,414	$(7,804)	$46,214
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$46,209	$993	$532	$47,734
Depreciation and amortization	$34,846	$2,622	$156	$37,624

	As of and for the twenty-six weeks ended July 3, 2004
	PQIL	PQBS	Corporate	Total
Net sales	$138,622	$84,419	$—	$223,041
Earnings from continuing operations before interest and income taxes	$27,695	$24,040	$(7,208)	$44,527
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$34,060	$4,987	$10	$39,057
Depreciation and amortization	$28,414	$4,052	$151	$32,617

Note 6 - Investments in Affiliates

On December 4, 2000, we entered into a Limited Liability Company Agreement with DaimlerChrysler Corporation, Ford Motor Company, and General Motors Corporation to form OEConnection (“OEC”).

For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until December 31, 2007, we earn a royalty on OEC’s net revenues, which is recorded in “Net sales” in our Consolidated Statement of Operations. The royalty recognized was $362 and $693 for the thirteen and twenty-six week periods ended July 2, 2005, respectively, compared to $310 and $612 for the thirteen and twenty-six weeks ended July 3, 2004, respectively.

Note 7 - Goodwill, Software, Curriculum, and Other Intangible Assets

We follow SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. We performed this annual analysis during the second fiscal quarter based on the goodwill balance as of the end of the first fiscal quarter. During the first step of this impairment test, no indication of impairment was evident; therefore, the second step was not required.

The following table summarizes the changes in the carrying amount of goodwill by segment for the periods indicated:

	PQIL	PQBS	Total
Balance as of January 3, 2004	$255,332	$48,361	$303,693
Goodwill acquired (1)	4,800	—	4,800
Goodwill disposed	—	(11,036)	(11,036)

Balance as of July 3, 2004	$260,132	$37,325	$297,457
Goodwill acquired (1)	12,789	1,991	14,780
Reclassification of goodwill to other assets	(958)	—	(958)

Balance as of January 1, 2005	$271,963	$39,316	$311,279
Goodwill acquired (1)	281,816	5,891	287,707

Balance as of July 2, 2005	$553,779	$45,207	$598,986

(1)	Changes in goodwill consist primarily of current acquisitions and disposals as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

We follow the guidance in Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for capitalizing software projects. We follow SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” for software projects related to external use. Included in depreciation and amortization expense was $3,588 and $7,131 of software amortization expense for the thirteen and twenty-six weeks ended July 2, 2005, respectively and $3,891 and $7,940 for the thirteen and twenty-six weeks ended July 3, 2004, respectively.

Curriculum includes the acquired curriculum in the amount of $97,000 resulting from the acquisition of Voyager in the first quarter of 2005, as well as additional ongoing curriculum development costs. Included in depreciation and amortization expense was $2,437 and $4,053 of curriculum amortization expense for the thirteen and twenty-six weeks ended July 2, 2005.

The following table summarizes our “Identifiable intangibles” and related accumulated amortization at the dates indicated:

	Balance as of July 2, 2005
	Gross	Accumulated Amortization	Net
Customer lists	$21,813	$(6,626)	$15,187
Trademark	6,240	(990)	5,250
Acquired software	1,795	(360)	1,435
Non-compete agreement	960	(245)	715

Total intangibles	$30,808	$(8,221)	$22,587

	Balance as of January 1, 2005
	Gross	Accumulated Amortization	Net
Customer lists	$17,250	$(4,860)	$12,390
Trademark	2,641	(576)	2,065
Acquired software	211	(98)	113
Non-compete agreement	960	(149)	811

Total intangibles	$21,062	$(5,683)	$15,379

	Balance as of July 3, 2004
	Gross	Accumulated Amortization	Net
Customer lists	$13,069	$(2,934)	$10,135
Trademark	2,600	(267)	2,333
Acquired software	211	(56)	155
Non-compete agreement	950	(6)	944

Total intangibles	$16,830	$(3,263)	$13,567

We recorded $1,429 and $2,756 of intangible amortization expense for the thirteen and twenty-six weeks ended July 2, 2005, respectively compared to $660 and $1,219 during the thirteen and twenty-six weeks ended July 3, 2004, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Remainder of 2005	$3,862
2006	5,475
2007	4,822
2008	3,073
2009	1,085
2010 and thereafter	4,270

$22,587

These amounts may vary as acquisitions and dispositions occur in the future, and as purchase price allocations are finalized.

During the twenty-six weeks ended July 2, 2005, we acquired the following intangible assets:

		Weighted-Average Amortization Period
Customer lists	$4,800	10 years
Trademark	3,600	10 years
Acquired software	1,583	3 years

Total intangibles	$9,983

Note 8 - Other Current Assets

Other current assets at July 2, 2005, January 1, 2005, and July 3, 2004 consisted of the following:

	As of
	July 2, 2005	January 1, 2005	July 3, 2004
Short-term deferred tax asset	$8,939	$7,705	$9,549
Prepaid taxes	—	602	5,483
Prepaid royalties	24,093	17,793	17,953
Commissions	9,067	7,472	4,944
Available-for-sale securities	8,307	7,172	6,499
Maintenance agreements	2,512	3,063	2,557
Other prepaids	10,121	6,326	8,979

Total	$63,039	$50,133	$55,964

Note 9 - Other Assets

Other assets at July 2, 2005, January 1, 2005, and July 3, 2004 consisted of the following:

	As of
	July 2, 2005	January 1, 2005	July 3, 2004
Long-term deferred tax asset	$4,581	$3,218	$2,195
Licenses, net	6,764	7,728	8,574
Long-term commissions	5,104	4,893	4,550
Deferred financing costs	2,939	1,173	973
Other	3,479	4,442	2,982

Total	$22,867	$21,454	$19,274

Note 10 - Accrued Expenses

Accrued expenses at July 2, 2005, January 1, 2005, and July 3, 2004 consisted of the following:

	As of
	July 2, 2005	January 1, 2005	July 3, 2004
Salaries, wages and bonuses	$19,059	$21,861	$15,480
Profit sharing	1,963	2,002	1,287
Discontinued operations reserve	336	409	1,843
Accrued income taxes	980	3,577	10,635
Accrued interest	6,912	2,171	2,123
Other	6,307	5,283	5,834

Total	$35,557	$35,303	$37,202

Note 11 - Other Liabilities

Other liabilities at July 2, 2005, January 1, 2005, and July 3, 2004 consisted of the following:

	As of
	July 2, 2005	January 1, 2005	July 3, 2004
Deferred compensation and pension benefits	$44,672	$46,503	$43,895
Deferred income taxes	46,336	6,846	110
Other	30,619	29,184	24,545

Total	$121,627	$82,533	$68,550

Note 12 - Pension and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Thirteen Weeks Ended
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Other Postretirement Benefits
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$—	$68	$36	$56	$(2)	$21
Interest cost	312	324	837	838	2	29
Expected return on plan assets	—	—	(733)	(692)	—	—
Amortization of prior service cost	—	—	—	59	—	—
Amortization of plan amendment	—	—	—	—	(314)	—
Recognized net actuarial gain (loss)	10	—	152	109	(20)	—

Net pension and other postretirement benefit cost	$322	$392	$292	$370	$(334)	$50

	Twenty-Six Weeks Ended
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Other Postretirement Benefits
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$—	$136	$81	$112	$5	$42
Interest cost	625	648	1,733	1,676	15	58
Expected return on plan assets	—	—	(1,508)	(1,384)	—	—
Amortization of prior service cost	—	—	4	118	—	—
Amortization of plan amendment	—	—	—	—	(548)	—
Recognized net actuarial gain (loss)	20	—	313	218	(20)	—

Net pension and other postretirement benefit cost	$645	$784	$623	$740	$(548)	$100

As previously disclosed in our annual report on Form 10-K for the year ended January 1, 2005, in November 2004 we announced that effective January 1, 2006 we will no longer offer a retiree medical program. This resulted in a negative plan amendment in the amount of $937 which is being recognized ratably in 2005. Upon the expiration of the participant option period in June 2005, an additional $563 negative plan amendment resulted which will be recognized ratably through the remainder of the 2005 fiscal year.

Note 13 - Acquisitions

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

	Pro Forma for the thirteen weeks ended		Pro Forma for the twenty-six weeks ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$140,345	$132,254	$269,150	$249,115
Net earnings	12,327	28,716	20,433	33,898
Net earnings per common share:
Basic	$0.42	$0.98	$0.69	$1.16
Diluted	$0.41	$0.97	$0.68	$1.15

Voyager provides research-based curriculum and professional development programs for school districts throughout the United States. Voyager’s research-based reading intervention programs integrate all of the vital components necessary for teaching every child to read and meet the requirements of the Federal No Child Left Behind Act. Voyager also provides math intervention programs, reading intervention programs for middle school and professional development for teachers.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

At January 31, 2005

Cash	$7,064
Current assets	25,428
Property, plant, and equipment	1,722
Curriculum	97,000
Other assets	688
Intangibles	8,400
Goodwill	279,281

Total assets acquired	419,583

Current liabilities	$8,562
Capital lease obligations	543
Deferred income	3,236
Long-term deferred taxes	37,195

Total liabilities assumed	49,536

Net assets acquired	$370,047

The total consideration paid for all the issued and outstanding common stock of Voyager was approximately $370 million which included $21 million in our restricted common stock which was approximately 683 thousand shares as well as a $10 million working capital adjustment which was paid in the second quarter of 2005. The number of restricted common stock shares was determined based on the closing price of our common stock on January 31, 2005. We also agreed to pay up to an additional $20 million in the aggregate to the shareholders of Voyager based upon Voyager’s revenue performance during the period from April 1, 2005 through March 31, 2006.

We financed our acquisition of Voyager through a new issuance of private-placement notes and a new revolving line of credit (see Note 14). The 5.38 percent fixed notes mature in January 2015. Our previous revolving credit agreement was replaced with a new agreement with capacity of $275 million in total borrowings and an expiration of January 2010.

Note 14 - Debt and Lines of Credit

The following table summarizes our debt as of the dates indicated:

	As of
	July 2, 2005	January 1, 2005	July 3, 2004
Long-term debt:
5.45% senior notes due 10/01/12	$150,000	$150,000	$150,000
5.38% senior notes due 01/31/15	175,000	—	—
Revolving credit agreement	225,700	5,000	42,680
Capital lease obligations	476	—	—

Long-term debt	551,176	155,000	192,680
Less: current maturities	(168)	(5,000)	—

Long-term debt, less current maturities	$551,008	$150,000	$192,680

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

Note 15 - Capital Leases

We lease certain fixtures and equipment under capital leases. The aggregate future minimum lease payments related to these capital leases at July 2, 2005 are as follows:

Remainder of 2005	$100
2006	201
2007	178
2008	57

Total minimum lease payments	536
Less amounts representing interest	(60)

Present value of minimum lease payments	$476

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year ended January 1, 2005, as well as the accompanying interim financial statements for the period ending July 2, 2005.

Safe Harbor for Forward-looking Statements

Some of the statements contained herein constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our markets’ actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and other factors you should specifically consider include, among other things, the company’s ability to successfully integrate acquisitions and reduce costs, global economic conditions, product demand, financial market performance, and other risks listed under “Risk Factors” in our regular filings with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We undertake no obligation to update any of these forward-looking statements.

Results of Operations

Second Quarter of Fiscal 2005 Compared to the Second Quarter of Fiscal 2004

	Thirteen Weeks Ended				Inc/(Dec)
(Dollars in millions)	July 2, 2005		July 3, 2004
	Amount	% of sales	Amount	% of sales	$	%
Net sales	$140.4	100.0	$112.2	100.0	$28.2	25.1
Cost of sales	(70.3)	(50.1)	(55.1)	(49.1)	(15.2)	(27.6)

Gross profit	70.1	49.9	57.1	50.9	13.0	22.8

Research and development expense	(3.7)	(2.6)	(4.1)	(3.7)	0.4	9.8
Selling and administrative expense	(39.0)	(27.8)	(29.3)	(26.1)	(9.7)	(33.1)

Earnings from continuing operations before interest and income taxes	27.4	19.5	23.7	21.1	3.7	15.6

Net interest expense	(8.3)	(5.9)	(3.9)	(3.5)	(4.4)	(112.8)
Income tax expense	(6.8)	(4.8)	(6.9)	(6.1)	0.1	1.4

Net earnings from continuing operations	$12.3	8.8	$12.9	11.5	(0.6)	(4.7)

Net Sales.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
PQIL

Published Products	$35.4	$30.3	$5.1	16.8
General Reference Products	16.1	16.2	(0.1)	(0.6)
Traditional Products	19.2	21.7	(2.5)	(11.5)
Classroom Products	1.4	1.9	(0.5)	(26.3)
Voyager	23.0	—	23.0	NM

TOTAL PQIL	$95.1	$70.1	$25.0	35.7

PQBS

Automotive Group	$43.0	$39.8	$3.2	8.0
Power Equipment-Electronic	1.9	2.0	(0.1)	(5.0)
Other	0.4	0.3	0.1	33.3

TOTAL PQBS	$45.3	$42.1	$3.2	7.6

TOTAL PROQUEST	$140.4	$112.2	$28.2	25.1

Our net sales from continuing operations increased $ 28.2 million, or 25.1%, to $ 140.4 million in the second quarter of 2005.

ProQuest Information & Learning

Net sales at PQIL increased $25.0 million, or 35.7%, to $95.1 million.

Published Products.

Our published products continued to show strong demand and revenue increased $5.1 million, or 16.8%, to $35.4 million compared to the second quarter of 2004. The increase was driven by a revenue increase of $1.4 million from our Historical Newspaper products, as well as by sales of our humanities products.

General Reference Products.

Revenue from our general reference products remained relatively flat. Revenue from aggregated content in higher education and K-12 markets increased $0.6 million, offset by continued declines in our reseller products.

Traditional Products.

Revenue from our traditional products decreased $2.5 million, or 11.5%, to $19.2 million. This was the result of a decline in revenue of $2.6 million from newspaper and serial microfilm, and paper dissertations, which was partially offset by an increase in revenue from backfile and collections microfilm.

Classroom Products.

Revenue from our classroom products decreased $0.5 million to $1.4 million. This decline resulted from lower paper coursepack sales in a highly competitive environment. This decrease was partially offset by the continued increase in electronic coursepack sales.

Voyager.

Revenue from Voyager products was $23.0 million for the second quarter of fiscal 2005. Revenue was driven by increased penetration with existing customers and strong progress in adding new customers. Revenue at Voyager is seasonal. The first quarter is generally the lowest, with increased revenue shown as the year progresses. Revenue increases in the second quarter from summer school enrollment. The third and fourth quarters have the strongest revenue as a result of the start of the school year. It is expected that at least 70% of Voyager’s revenue will occur in the second half of the year.

ProQuest Business Solutions

Net sales at PQBS increased $3.2 million, or 7.6%, to $45.3 million.

Automotive Group.

Revenue from our automotive products increased $3.2 million, or 8.0%, to $43.0 million. This was the result of increased revenue from acquired new products that help automotive dealers solve specific business problems within sales, service, warranty, and dealer management.

Gross Profit.

	Thirteen Weeks Ended		% of Sales (1)
(Dollars in millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
PQIL	$42.6	$30.3	44.8	43.2
PQBS	27.5	26.8	60.7	63.7

Total	$70.1	$57.1	49.9	50.9

(1)	Percentages calculated based on each division’s sales.

Our gross profit percentage decreased 100 basis points to 49.9% compared to the second quarter of 2004.

At PQIL, the gross profit margin increased from 43.2% to 44.8%, an increase of 160 basis points compared to the second quarter of 2004. This increase is primarily due to the acquisition of Voyager, which has higher gross profit margins, partially offset by the amortization of acquired curriculum costs.

At PQBS, the gross profit margin decreased from 63.7% to 60.7%, a decrease of 300 basis points compared to the second quarter of 2004. This decrease resulted primarily from development costs incurred which include updating an electronic parts catalog for a major OEM (Original Equipment Manufacturer), developing and updating performance management products, and lower margins on Syncata revenues.

Research and Development.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
PQIL	$1.5	$1.8	$(0.3)	(16.7)
PQBS	2.2	2.3	(0.1)	(4.3)

Total	$3.7	$4.1	$(0.4)	(9.8)

Our research and development expenditures include costs for database and software development, information delivery systems, and other electronic products. Cost improvements at PQIL are a result of outsourcing, offset by increased costs related to Voyager research and development activities.

Selling and Administrative.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
PQIL	$22.0	$14.8	$7.2	48.6
PQBS	13.5	11.5	2.0	17.4
Corporate	3.5	3.0	0.5	16.7

Total	$39.0	$29.3	$9.7	33.1

The increase at PQIL is primarily due to the acquisition of Voyager. The increase at PQBS is primarily the result of higher sales volume and additional costs associated with new performance management products. The increase at Corporate is primarily due to restricted stock grants in 2005.

Net Interest Expense.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
Interest income	$(0.4)	$(0.6)	0.2	33.3
Debt	7.2	2.6	4.6	176.9
Monetized contracts	1.4	1.7	(0.3)	(17.6)
Other	0.1	0.2	(0.1)	(50.0)

Total	$8.3	$3.9	$4.4	112.8

As a result of the Voyager acquisition, net interest expense increased approximately $4.4 million.

Income Tax Expense.

For the thirteen weeks ended July 2, 2005, income taxes were recorded at an effective rate of 35.4%, compared to an effective rate of 34.9% for the thirteen weeks ended July 3, 2004. Income tax expense decreased for the thirteen weeks ended July 2, 2005 due to lower operating earnings partially offset by an increase to the effective tax rate. The higher effective tax rate is due to a reduced benefit from tax incentives and foreign tax benefits.

Results of Operations

First Half 2005 Compared to the First Half 2004

	Twenty-Six Weeks Ended
(Dollars in millions)	July 2, 2005		July 3, 2004		Inc/(Dec)
	Amount	% of sales	Amount	% of sales	$	%
Net sales	$261.5	100.0	$223.0	100.0	$38.5	17.3
Cost of sales	(127.5)	(48.8)	(109.1)	(48.9)	(18.4)	(16.9)

Gross profit	134.0	51.2	113.9	51.1	20.1	17.6

Research and development expense	(8.5)	(3.3)	(8.5)	(3.8)	—	—
Selling and administrative expense	(79.3)	(30.2)	(60.9)	(27.3)	(18.4)	(30.2)

Earnings from continuing operations before interest and income taxes	46.2	17.7	44.5	20.0	1.7	3.8

Net interest expense	(15.1)	(5.8)	(8.0)	(3.6)	(7.1)	(88.8)
Income tax expense	(11.0)	(4.2)	(12.7)	(5.7)	1.7	13.4

Net earnings from continuing operations	$20.1	7.7	$23.8	10.7	(3.7)	(15.5)

Net Sales.

	Twenty-Six Weeks Ended		Inc/(Dec)
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
PQIL

Published Products	$65.6	$55.7	$9.9	17.8
General Reference Products	31.5	32.6	(1.1)	(3.4)
Traditional Products	41.5	45.8	(4.3)	(9.4)
Classroom Products	4.3	4.5	(0.2)	(4.4)
Voyager	29.0	—	29.0	NM

TOTAL PQIL	$171.9	$138.6	$33.3	24.0

PQBS

Automotive Group	$85.0	$79.8	$5.2	6.5
Power Equipment-Electronic	3.9	4.0	(0.1)	(2.5)
Other	0.7	0.6	0.1	16.7

TOTAL PQBS	$89.6	$84.4	$5.2	6.2

TOTAL PROQUEST	$261.5	$223.0	$38.5	17.3

Our net sales from continuing operations increased $38.5 million, or 17.3%, to $261.5 million in the first half of fiscal 2005.

ProQuest Information & Learning

Net sales at PQIL increased $33.3 million, or 24.0%, to $171.9 million.

Published Products.

Our published products continued to show strong demand and revenue increased $9.9 million, or 17.8%, to $65.6 million compared to the first half of fiscal 2004. The increase was driven by strong revenue from our Historical Newspaper products which increased $2.1 million, as well as by sales of our humanities products.

General Reference Products.

Revenue from our general reference products decreased $1.1 million, or 3.4%, to $31.5 million primarily due to a $1.3 million decline in our reseller business.

Traditional Products.

Revenue from our traditional products decreased $4.3 million, or 9.4%, to $41.5 million primarily as a result of a decline in revenue of $3.7 million from microfilm backfiles, newspapers and serials.

Classroom Products.

Revenue from our classroom products remained relatively flat as the increase in revenue from electronic coursepacks was offset by declines in paper coursepack sales as a result of the competitive environment.

Voyager.

Revenue from Voyager products was $29.0 million for the five months they were part of ProQuest Company in 2005. Revenue was driven by sales of our Voyager Passport, Summer School and Universal Literacy System programs. Revenue at Voyager is seasonal. The first quarter is generally the lowest, with increased revenue shown as the year progresses. Revenue increases in the second quarter from summer school enrollment. The third and fourth quarters have the strongest revenue as a result of the start of the school year. It is expected that at least 70% of Voyager’s revenue will occur in the second half of the year.

ProQuest Business Solutions

Net sales at PQBS increased $5.2 million, or 6.2%, to $89.6 million.

Automotive Group.

Revenue from our automotive products increased $5.2 million, or 6.5%, to $85.0 million. This was the result of increased revenue from acquired new products that help automotive dealers solve specific business problems within sales, service, warranty, and dealer management.

Gross Profit.

	Twenty-Six Weeks Ended		% of Sales (1)
(Dollars in millions)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
PQIL	$78.6	$61.1	45.7	44.1
PQBS	55.4	52.8	61.8	62.6

Total	$134.0	$113.9	51.2	51.1

(1)	These are calculated based on each division’s sales.

Our gross profit percentage increased 10 basis points to 51.2% compared to the first half of fiscal 2004.

At PQIL, the gross profit margin increased from 44.1% to 45.7%, an increase of 160 basis points compared to the first half of fiscal 2004. This increase is primarily due to the acquisition of Voyager, which has higher gross profit margins, partially offset by the amortization of acquired curriculum costs.

At PQBS, the gross profit margin decreased from 62.6% to 61.8%, a decrease of 80 basis points compared to the first half of fiscal 2004. This decrease resulted primarily from development costs incurred which include updating an electronic parts catalog for a major OEM (Original Equipment Manufacturer), developing and updating performance management products, as well as developing the solutions we acquired in 2005.

Research and Development.

	Twenty-Six Weeks Ended		Inc/(Dec)
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
PQIL	$3.7	$3.8	$(0.1)	(2.6)
PQBS	4.8	4.7	0.1	2.1

Total	$8.5	$8.5	$—	—

Our research and development expenditures include costs for database and software development, information delivery systems, and other electronic products.

Selling and Administrative.

	Twenty-Six Weeks Ended		Inc/(Dec)
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
PQIL	$44.3	$29.6	$14.7	49.7
PQBS	27.2	24.1	3.1	12.9
Corporate	7.8	7.2	0.6	8.3

Total	$79.3	$60.9	$18.4	30.2

The increase at PQIL is primarily due to the acquisition of Voyager, which has higher selling and administrative costs combined with lower direct costs, as well as increased direct selling costs from our 2004 acquisitions. The increase at PQBS is primarily due to higher sales volume, additional costs associated with new performance management products and compensation expense related to employee severance. The increase at Corporate is primarily due to restricted stock expense in 2005.

Net Interest Expense.

	Twenty-Six Weeks Ended		Inc/(Dec)
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
Interest income	$(0.8)	$(0.9)	0.1	11.1
Debt	12.7	5.2	7.5	144.2
Monetized contracts	2.9	3.4	(0.5)	(14.7)
Other	0.3	0.3	—	—

Total	$15.1	$8.0	$7.1	88.8

As a result of the Voyager acquisition, net interest expense increased approximately $7.2 million.

Income Tax Expense.

For the twenty-six weeks ended July 2, 2005, income taxes were recorded at an effective rate of 35.5%, compared to an effective rate of 35.0% for the twenty-six weeks ended July 3, 2004. Income tax expense decreased for the twenty-six weeks ended July 2, 2005 due to lower operating earnings partially offset by an increase to the effective tax rate. The higher effective tax rate is due to a reduced benefit from tax incentives and foreign tax benefits.

Liquidity

Long-term debt increased by $358.3 million to $551.0 million in the first half of fiscal 2005 compared to the first half of fiscal 2004.

In January 2005, we acquired Voyager Expanded Learning Inc. (see Note 13 to the Consolidated Financial Statements). We financed our acquisition through a new $175 million issuance of private-placement notes and a new revolving line of credit. The 5.38% fixed notes matures in January 2015. Our previous revolving credit agreement was replaced with a new variable interest rate facility with capacity of $275 million which expires in January 2010 (see Note 14 to the Consolidated Financial Statements).

For the first half of fiscal 2005, we generated cash from operations of $18.3 million compared to generation of $18.6 million for the first half of 2004, a decrease of $0.3 million. The decrease in cash provided by continuing operations is primarily due to the following:

Inc/(Dec) vs. 2004
(Dollars in millions)
Accounts receivable, net (increased cash collections including additional Voyager receivables)	$11.0
Depreciation & amortization	5.0
Accounts payable (timing of payments and acquisition of Voyager)	4.7
Deferred income taxes (additional tax payments)	(5.8)
Other long-term liabilities (exclusive distributor agreement with the DMS buyer in 2004)	(5.4)
Deferred income (decline in microfilm sales)	(4.2)
Net earnings	(4.5)

We used $400.6 million of cash in our investing activities for the first half of fiscal 2005, an increase of $379.9 million compared to the first half of 2004. This increase is primarily due to the following:

Inc/(Dec) vs. 2004
(Dollars in millions)
Acquisitions, net of cash acquired	$(340.3)
Proceeds from (expenditures associated with) sales of discontinued operations (sale of DMS in 2004)	(33.1)
Property, plant, equipment, product masters, curriculum development costs, and software (accelerated digitization to meet market demands)	(8.7)

For the first half of fiscal 2005, we generated cash from financing activities of $388.1 million compared to a generation of $0.1 million in the first half of fiscal 2004, an increase of $388.0 million. This increase is primarily due to the following:

Inc/(Dec) vs. 2004
(Dollars in millions)
Net increase in debt (financing of Voyager acquisition and proceeds received from 2004 DMS sale)	$394.5
Proceeds from exercise of stock options, net	5.6
Monetized future billings (decreased monetization of PQBS contracts)	(9.6)
Debt issuance costs (new debt issuance and amendment)	(2.0)

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future and meet our ongoing obligations for at least the next 12 months. Under our $275.0 million revolving credit facility, $225.7 million was outstanding as of July 2, 2005.

Financial Condition

Selected Balance Sheet information - July 2, 2005 compared to January 1, 2005

	As of		Inc/(Dec)
(Dollars in millions)	July 2, 2005	January 1, 2005	$	%
Accounts receivable, net	$85.6	$95.3	$(9.7)	(10.2)
Other current assets	63.0	50.1	12.9	25.7
Purchased and developed software, net	39.7	41.7	(2.0)	(4.8)
Other assets	22.9	21.5	1.4	6.5
Accrued expenses	35.6	35.3	0.3	0.8
Deferred income	59.7	100.5	(40.8)	(40.6)
Other liabilities	121.6	82.5	39.1	47.4

Accounts receivable decreased $9.7 million due to the continued collection of year-end receivables related to subscription billings issued during the fourth quarter of 2004 as well as the conclusion of the BHFS financing arrangement. This was partially offset by an increase due to acquisitions in the first half of 2005.

Other current assets increased by $12.9 million primarily due to the acquisition of Voyager and timing of prepaid royalties and costs related to our mid-year tradeshows.

Net purchased and developed software decreased $2.0 million primarily due to amortization, partially offset by acquisitions in the first half of 2005.

Other assets increased by $1.4 million primarily due to deferred financing fees resulting from the debt refinancing related to the Voyager acquisition.

Accrued expenses remained relatively flat due to acquisitions during the first half of the year and an increase in accrued interest as a result of the new debt related to the Voyager acquisition ($4.7 million). These increases were offset by a decrease in accrued taxes ($2.6 million) due to tax payments made in the first half of the year, timing of payroll and annual bonuses as well as year-end severance accruals paid in the first quarter of 2005.

Deferred income decreased $40.8 million primarily due to the seasonal nature of PQIL’s deferred revenue. At year end, deferred revenue is at a high level due to the billings that occur late in the third quarter and throughout the fourth quarter. Additionally, deferred income declined due to lower sales of our traditional products.

Other liabilities increased $39.1 million primarily because of increased deferred income taxes related to the tax basis differences for Voyager intangibles.

Selected Balance Sheet information - July 2, 2005 compared to July 3, 2004.

	As of		Inc/(Dec)
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
Accounts receivable, net	$85.6	$82.3	$3.3	4.0
Other current assets	63.0	56.0	7.0	12.5
Purchased and developed software, net	39.7	48.7	(9.0)	(18.5)
Other assets	22.9	19.3	3.6	18.7
Accrued expenses	35.6	37.2	(1.6)	(4.3)
Deferred income	59.7	83.0	(23.3)	(28.1)
Other liabilities	121.6	68.6	53.0	77.3

Accounts receivable increased by $3.3 million primarily due to acquisitions subsequent to the first half of 2004, partially offset by the conclusion of the BHFS financing arrangement ($7.0 million) and an increase in collections.

Other current assets increased $7.0 million due to prepaid royalties and the accelerated payment of sales commissions related to year-end 2004 subscription sales.

Net purchased and developed software decreased by $9.0 million primarily due to annual amortization expense as well as lower software expenditures in the first half of 2005.

Other assets increased by $3.6 million primarily due to deferred financing fees as a result of the debt refinancing related to the Voyager acquisition ($2.0 million) as well as an increase in long-term deferred tax assets.

Accrued expenses decreased by $1.6 million primarily due to a decrease in accrued taxes ($10.0 million) as a result of tax payments due to the gain on the sale of DMS recorded in the second quarter of 2004. This decrease was offset by an increase in accruals related to acquisitions in the first half of 2005 as well as an increase in accrued interest ($4.8 million) as a result of the new debt related to the Voyager acquisition and a change in the timing of interest payments.

Deferred income decreased by $23.3 million primarily due to unit declines in traditional microfilm subscription products and continued pricing pressure on general reference products.

Other liabilities increased by $53.0 million primarily due to increased deferred income taxes, of which $37.3 million was related to the tax basis differences for Voyager intangibles.

Interest Rate Risk Management

We have a revolving credit facility, which is variable-rate long-term debt, that exposes us to variability in interest payments due to changes in interest rates. We had $225.7 million outstanding on the credit facility at July 2, 2005, and the weighted-average interest rate on the credit facility was 4.80% at July 2, 2005. We have decided not to hedge this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed-rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012. Additionally, we maintain $175.0 million of our debt in the form of long-term fixed-rate notes with a 5.38% fixed coupon rate and a 5.42% effective rate. These notes have a ten-year average life and are due in six annual payments of $29.1 million beginning January 31, 2010 and ending January 31, 2015.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for all accounting changes and corrections of errors made beginning January 1, 2006.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”. FASB Statement No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured at the fair value of the equity instruments issued. Effective April 14, 2005, the Securities and Exchange Commission issued a new rule that amends the compliance dates for companies to implement the revised statement to the beginning of their next fiscal year after June 15, 2005, which for ProQuest is January 1, 2006.

On October 22, 2004, the President of the United States signed The American Jobs Creation Act of 2004. Among the provisions of the Act is a provision that allows for the exclusion from income of a portion of the remittances of earnings of foreign subsidiaries to U.S. shareholders through December 31, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations. We have not yet decided whether, or to what extent, foreign earnings will be repatriated. Based on our analysis to date, however, it is possible that we may repatriate an amount from $0 to $9.6 million. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. We expect to be in a position to finalize our assessment by December 31, 2005.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of our financing activities, we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. We are not currently hedging this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed-rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012. Additionally, we maintain $175.0 million of our debt in the form of long-term fixed-rate notes with a 5.38% fixed coupon rate and a 5.42% effective rate. These notes have a ten-year average life and are due in six annual payments of $29.1 million beginning January 31, 2010 and ending January 31, 2015. Our remaining debt is variable-rate long-term debt, which exposes us to variability in interest payments due to changes in interest rates.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge a limited number of significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At July 2, 2005, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be immaterial.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

On June 15, 2005, our annual meeting of Shareholders was held and the following matters were voted on:

1.	The following individuals were elected to the board of directors to serve until the 2006 annual meeting of shareholders and thereafter until successors are duly elected and qualified:

Nominee	Votes for	Votes withheld
Alan W. Aldworth	26,982,305	455,896
Randy Best	26,906,589	531,612
David G. Brown	27,038,543	399,658
Michael S. Geltzeiler	27,264,053	174,148
Todd S. Nelson	20,590,724	6,847,477
William E. Oberndorf	26,351,965	1,086,236
Linda G. Roberts	26,943,023	495,178
James P. Roemer	27,007,007	431,194
Gary L. Roubos	26,430,962	1,007,239
Frederick J. Schwab	27,327,772	110,429

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Index Number	Description
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Alan W. Aldworth, Chairman, President and CEO of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer, and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended July 2, 2005:

A current report on Form 8-K was filed on May 4, 2005, under Items 2.02 and 9.01 furnishing our financial results for the quarter ended April 2, 2005.

A current report on Form 8-K was filed on May 6, 2005 under Items 5.02 and 9.01 announcing the intention of Kevin Gregory, the Chief Financial Officer of ProQuest Company, to resign from the company by year-end 2005.

A current report on Form 8-K was filed on June 2, 2005, under Item 4.01 and 9.01 announcing the appointment of Crowe Chizek and Company LLC as the independent auditor for the ProQuest Company Profit Sharing Retirement Plan for the plan year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2005	PROQUEST COMPANY

/s/ Alan W. Aldworth
Chairman, President and CEO

/s/ Kevin G. Gregory
Senior Vice President, Chief Financial Officer, and Assistant Secretary