Form 10-Q
period 2005-10-01
PROQUEST CO
filed 2005-11-10
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of November 5, 2005 was 29,866,131.

ProQuest Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen and Thirty-Nine Week Periods

Ended October 1, 2005, and October 2, 2004

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$159,406	$113,124	$420,871	$336,165
Cost of sales	(77,814)	(55,664)	(205,317)	(164,797)

Gross profit	81,592	57,460	215,554	171,368

Research and development expense	(6,300)	(4,048)	(14,765)	(12,530)
Selling and administrative expense	(40,033)	(31,795)	(119,316)	(92,694)
Other operating income	—	900	—	900

Earnings from continuing operations before interest and income taxes	35,259	22,517	81,473	67,044

Net interest expense:
Interest income	384	331	1,157	1,220
Interest expense	(9,062)	(4,656)	(24,919)	(13,554)

Net interest expense	(8,678)	(4,325)	(23,762)	(12,334)

Earnings from continuing operations before income taxes	26,581	18,192	57,711	54,710
Income tax expense	(8,409)	(6,003)	(19,454)	(18,756)

Earnings from continuing operations	18,172	12,189	38,257	35,954

Earnings from discontinued operations (less applicable income taxes of $470)	—	—	—	792
Gain on sale of discontinued operations (less applicable income taxes of $515)	—	—	—	15,338

Net earnings	$18,172	$12,189	$38,257	$52,084

Net earnings per common share:

Basic:
Earnings from continuing operations	$0.61	$0.43	$1.29	$1.26
Earnings from discontinued operations	—	—	—	0.03
Gain on sale of discontinued operations	—	—	—	0.54

Basic net earnings per common share	$0.61	$0.43	$1.29	$1.83

Diluted:
Earnings from continuing operations	$0.60	$0.42	$1.27	$1.25
Earnings from discontinued operations	—	—	—	0.03
Gain on sale of discontinued operations	—	—	—	0.53

Diluted net earnings per common share	$0.60	$0.42	$1.27	$1.81

Weighted average number of common shares and equivalents outstanding:
Basic	29,752	28,588	29,602	28,494
Diluted	30,233	28,815	30,036	28,806

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Balance Sheets

As of October 1, 2005, January 1, 2005, and October 2, 2004

(In thousands)

	October 1, 2005 (Unaudited)	January 1, 2005	October 2, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,917	$4,313	$970
Accounts receivable, net	135,663	95,279	113,476
Inventory, net	15,761	5,312	4,995
Other current assets	70,031	50,133	62,576

Total current assets	246,372	155,037	182,017

Property, plant, equipment, and product masters, at cost	511,166	422,803	409,266
Accumulated depreciation and amortization	(297,866)	(222,806)	(216,605)

Net property, plant, equipment, and product masters	213,300	199,997	192,661
Long-term receivables	10,065	8,084	5,599
Goodwill	603,089	311,279	308,214
Identifiable intangibles, net	21,572	15,379	16,377
Curriculum, net	94,357	—	—
Purchased and developed software, net	38,301	41,699	44,808
Other assets	20,278	21,454	17,267

Total assets	$1,247,334	$752,929	$766,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$164	$5,000	$—
Accounts payable	49,343	49,364	38,811
Accrued expenses	57,004	35,303	39,543
Current portion of monetized future billings	18,816	24,331	25,219
Deferred income	86,018	100,480	114,392

Total current liabilities	211,345	214,478	217,965

Long-term liabilities:
Long-term debt, less current maturities	575,264	150,000	194,600
Monetized future billings, less current portion	22,323	36,197	42,194
Other liabilities	103,092	82,533	68,460

Total long-term liabilities	700,679	268,730	305,254

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,567 shares issued and 29,872 shares outstanding at October 1, 2005, 29,389 shares issued and 28,731 shares outstanding at January 1, 2005, and 29,174 shares issued and 28,587 shares outstanding at October 2, 2004)	30	29	29
Capital surplus	354,820	320,033	314,835
Unearned compensation on restricted stock	(3,158)	(236)	(261)
Notes receivable arising from stock purchases	—	(194)	(291)
Retained earnings (accumulated deficit)	2,238	(36,019)	(50,927)
Treasury stock, at cost (695 shares at October 1, 2005, 658 shares at January 1, 2005 and 587 shares at October 2, 2004)	(17,650)	(16,276)	(14,430)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	1,343	4,562	(3,221)
Unrealized (loss) from derivatives, net of tax	(848)	(536)	(701)
Minimum pension liability, net of tax	(1,970)	(1,970)	(1,247)
Net unrealized gain (loss) on securities, net of tax	505	328	(62)

Accumulated other comprehensive income (loss)	(970)	2,384	(5,231)

Total shareholders’ equity	335,310	269,721	243,724

Total liabilities and shareholders’ equity	$1,247,334	$752,929	$766,943

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ProQuest Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Thirty-Nine Week Periods Ended October 1, 2005, and October 2, 2004

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004
Operating activities:

Net earnings	$38,257	$52,084
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of discontinued operations, net	—	(15,338)
Gain on sale of fixed assets	—	(900)
Depreciation and amortization	62,719	51,833
Deferred income taxes	8,852	17,110

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(27,790)	(18,712)
Inventory, net	(2,732)	(614)
Other current assets	(17,309)	(14,886)
Long-term receivables	(1,958)	(462)
Other assets	2,286	(229)
Accounts payable	(2,347)	(10,275)
Accrued expenses	(5,026)	(9,281)
Deferred income	(17,382)	(10,737)
Other long-term liabilities	(2,810)	3,042
Other, net	(77)	562

Net cash provided by operating activities	34,683	43,197

Investing activities:
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	(62,632)	(52,628)
Proceeds from disposal of fixed assets	—	900
Acquisitions, net of cash acquired	(355,835)	(23,402)
Purchases of equity investments available for sale	(3,122)	(7,677)
Proceeds from disposals of equity investments available for sale	1,801	4,171
Proceeds from (expenditures associated with) sales of discontinued operations	(87)	32,976

Net cash used in investing activities	(419,875)	(45,660)

Financing activities:
Net increase in short-term debt	(4,958)	(305)
Proceeds from long-term debt	1,611,500	310,670
Repayment of long-term debt	(1,186,500)	(307,070)
Principal payments under capital lease obligations	(107)	—
Cash paid for settlement of treasury locks	(490)	—
Debt issuance costs	(2,013)	—
Monetized future billings	(19,390)	(5,005)
Repurchases of common stock	—	(1,720)
Proceeds from exercise of stock options	8,426	3,085

Net cash provided by (used in) financing activities	406,468	(345)

Effect of exchange rate changes on cash	(672)	(245)

Increase (decrease) in cash and cash equivalents	20,604	(3,053)

Cash and cash equivalents, beginning of period	4,313	4,023

Cash and cash equivalents, end of period	$24,917	$970

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

Note 2 - Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of the allowance for doubtful accounts which was $ 2,443, $1,452, and $2,579 at October 1, 2005, January 1, 2005, and October 2, 2004, respectively.

Inventory. Inventory costs include material, labor, and overhead. Inventories are stated at the lower of cost (determined using the first–in, first–out (“FIFO”) method) or market, net of reserves.

The components of inventory are shown in the table below as of the dates indicated:

	October 1, 2005	January 1, 2005	October 2, 2004
Finished products	$13,313	$3,411	$2,855
Products in process and materials	2,448	1,901	2,140

Total inventory, net	$15,761	$5,312	$4,995

Property, Plant, Equipment, and Product Masters. Property, plant, equipment, and product masters are recorded at cost. The straight-line method of depreciation is primarily used, except for PQIL product masters (which represent the cost to create electronic and microform master document copies which are subsequently used in the production process to fulfill customers’ information requirements), which are depreciated on the double declining balance method. The carrying value of the product masters is $186,025 (net of $231,296 of accumulated depreciation), $171,368 (net of $161,321 of accumulated depreciation), and $173,723 (net of $151,389 of accumulated depreciation) at October 1, 2005, January 1, 2005, and October 2, 2004, respectively.

As of October 1, 2005, fixtures and equipment held under capital leases totaled $428 (net of $217 accumulated depreciation). There were no capital leases as of January 1, 2005 or October 2, 2004.

Curriculum. Curriculum includes the acquired curriculum in the amount of $97,000 resulting from the acquisition of Voyager in the first quarter of 2005, as well as additional ongoing curriculum development costs. The curriculum that was acquired with Voyager is being amortized over 10 years on a straight-line basis. New curriculum development costs for programs that have an estimated life of more than one year are capitalized and amortized over the expected lives of the programs, typically 3 years. Curriculum development costs on programs with a one-year shelf life are expensed as incurred. The carrying value of curriculum is $94,357 (net of $6,687 of accumulated amortization) at October 1, 2005.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net earnings, as reported	$18,172	$12,189	$38,257	$52,084
Add: Stock-based compensation, as reported	267	18	591	26
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,253)	(1,449)	(3,910)	(4,567)

Pro forma net earnings	$17,186	$10,758	$34,938	$47,543

Earnings per share:

Basic - as reported	$0.61	$0.43	$1.29	$1.83

Basic - pro forma	$0.58	$0.38	$1.18	$1.67

Diluted - as reported	$0.60	$0.42	$1.27	$1.81

Diluted - pro forma	$0.57	$0.37	$1.16	$1.65

The fair value of restricted stock is based on the market value of those shares at the grant date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model or a binomial model. The assumptions for the Black-Scholes option-pricing model are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Expected stock volatility	35.72%	37.60%	36.71%	38.53%
Risk-free interest rate	3.77%	3.12%	3.82%	3.04%
Expected years until exercise	4	4	4	4
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

We also issue shares of restricted stock to certain employees and non-employees. For the thirteen and thirty-nine weeks ended October 1, 2005 we issued 4 and 113 shares respectively, compared to 6 and 11, respectively, for the thirteen and thirty-nine weeks ended October 2, 2004. These shares are valued at the market price at their respective award dates, recorded as “Unearned compensation on restricted stock” on our Consolidated Balance Sheets, and recognized as expense over the vesting period, typically 3 years.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Basic	29,752	28,588	29,602	28,494
Dilutive effect of stock options and non-vested restricted stock	481	227	434	312

Diluted	30,233	28,815	30,036	28,806

In accordance with SFAS No. 128, “Earnings per Share”, 233 and 3,097 common stock equivalent shares for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, and 315 and 2,959 common stock equivalent shares for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively, issuable upon the exercise of stock options were excluded from the above computations because the exercise price of such options were greater than the average market prices of the common stock and therefore the impact of these shares was antidilutive.

Note 3 – Discontinued Operations

In June 2004, we sold our DMS business, which was a component of PQBS. The DMS business was a software business, which did not fit with our core electronic publishing strategy. The net gain resulting from the sale was derived as follows:

Purchase price	$35,900
Net assets, reserves, and expenses	(20,562)

Gain on sale, net	$15,338

Results for discontinued operations are shown in the table below for the periods indicated:

Thirty-Nine Weeks Ended October 2, 2004
Net sales	$8,567

Earnings before interest and income taxes	1,499
Interest expense, net	(237)
Income tax expense	(470)

Earnings from discontinued operations	$792

We will continue to provide parts and service products for powersports, recreational vehicles, and marine dealers. In addition, we entered into an exclusive distributor agreement with the DMS buyer. Approximately $5,100 was recorded as deferred revenue related to this agreement, and will be recognized as revenue over the sixty-month contract. For the thirteen and thirty-nine weeks ended October 1, 2005, $255 and $765 respectively, were recognized as revenue related to this contract.

Note 4 – Comprehensive Income

Comprehensive income or loss includes net earnings, net unrealized gain(loss) on derivative instruments related to interest rate hedging, foreign currency translation adjustments, minimum pension liability, and net unrealized gain on available-for-sale securities.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net earnings	$18,172	$12,189	$38,257	$52,084

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax	46	35	(312)	105
Foreign currency translation adjustments	(340)	(9)	(3,219)	10
Unrealized gain (loss) on securities, net of tax	74	(62)	177	(62)

Comprehensive income	$17,952	$12,153	$34,903	$52,137

The net unrealized gain(loss)on derivative instruments, foreign currency translation adjustments, minimum pension liability, and net unrealized gain on securities does not impact our current income tax expense.

Note 5 – Segment Reporting

Information concerning our reportable business segments is shown in the tables below for the periods indicated:

	As of and for the Thirteen Weeks Ended October 1, 2005
	PQIL	PQBS	Corporate	Total
Net sales	$113,409	$45,997	$—	$159,406
Earnings (loss) from continuing operations before interest and income taxes	$27,321	$10,702	$(2,764)	$35,259
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$14,554	$319	$25	$14,898
Depreciation and amortization	$23,657	$1,371	$67	$25,095
Total assets	$1,088,225	$120,941	$38,168	$1,247,334

	As of and for the Thirteen Weeks Ended October 2, 2004
	PQIL	PQBS	Corporate	Total
Net sales	$71,263	$41,861	$—	$113,124
Earnings (loss) from continuing operations before interest and income taxes	$12,075	$13,454	$(3,012)	$22,517
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$12,879	$692	$—	$13,571
Depreciation and amortization	$17,868	$1,272	$76	$19,216
Total assets	$641,575	$98,430	$26,938	$766,943

	As of and for the Thirty-Nine Weeks Ended October 1, 2005
	PQIL	PQBS	Corporate	Total
Net sales	$285,293	$135,578	$—	$420,871
Earnings (loss) from continuing operations before interest and income taxes	$57,925	$34,116	$(10,568)	$81,473
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$60,763	$1,312	$557	$62,632
Depreciation and amortization	$58,503	$3,993	$223	$62,719

	As of and for the Thirty-Nine Weeks Ended October 2, 2004
	PQIL	PQBS	Corporate	Total
Net sales	$209,885	$126,280	$—	$336,165
Earnings (loss) from continuing operations before interest and income taxes	$39,770	$37,494	$(10,220)	$67,044
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$46,939	$5,679	$10	$52,628
Depreciation and amortization	$46,282	$5,324	$227	$51,833

Note 6 – Investments in Affiliates

On December 4, 2000, we entered into a Limited Liability Company Agreement with DaimlerChrysler Corporation, Ford Motor Company, and General Motors Corporation to form OEConnection (“OEC”).

For reporting purposes, OEC’s balance sheet and statement of operations are not consolidated with our results. Beginning January 1, 2003 until December 31, 2007, we earn a royalty on OEC’s net revenues, which is recorded in “Net sales” in our Consolidated Statement of Operations. The royalty recognized was $373 and $1,066 for the thirteen and thirty-nine weeks ended October 1, 2005, respectively, compared to $330 and $942 for the thirteen and thirty-nine weeks ended October 2, 2004, respectively.

Note 7 – Goodwill, Software, Curriculum, and Other Intangible Assets

We follow SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. We perform this annual analysis during the second fiscal quarter based on the goodwill balance as of the end of the first fiscal quarter.

The following table summarizes the changes in the carrying amount of goodwill by segment for the periods indicated:

	PQIL	PQBS	Total
Balance as of January 3, 2004	$255,332	$48,361	$303,693
Goodwill acquired (1)	15,557	—	15,557
Goodwill disposed	—	(11,036)	(11,036)

Balance as of October 2, 2004	$270,889	$37,325	$308,214

Goodwill acquired (1)	2,032	1,991	4,023
Reclassification of goodwill to other assets	(958)	—	(958)

Balance as of January 1, 2005	$271,963	$39,316	$311,279

Goodwill acquired (1)	282,123	9,687	291,810

Balance as of October 1, 2005	$554,086	$49,003	$603,089

(1)	Changes in goodwill consist primarily of current acquisitions and disposals as well as the finalization of our preliminary purchase price allocations for prior acquisitions.

We follow the guidance in Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for capitalizing software projects. We follow SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” for software projects related to external use. Included in depreciation and amortization expense was $4,200 and $11,331 of software amortization expense for the thirteen and thirty-nine weeks ended October 1, 2005, respectively and $4,931 and $12,871 for the thirteen and thirty-nine weeks ended October 2, 2004, respectively.

Curriculum includes the acquired curriculum in the amount of $97,000 resulting from the acquisition of Voyager in the first quarter of 2005, as well as additional ongoing curriculum development costs. Included in depreciation and amortization expense was $2,634 and $6,687 of curriculum amortization expense for the thirteen and thirty-nine weeks ended October 1, 2005.

The following table summarizes our “Identifiable intangibles” and related accumulated amortization at the dates indicated:

	Balance as of October 1, 2005
	Gross	Accumulated Amortization	Net
Customer lists	$21,567	$(7,596)	$13,971
Trademark	6,540	(1,287)	5,253
Acquired software	1,795	(513)	1,282
Non-compete agreement	1,456	(390)	1,066

Total intangibles	$31,358	$(9,786)	$21,572

	Balance as of January 1, 2005
	Gross	Accumulated Amortization	Net
Customer lists	$17,250	$(4,860)	$12,390
Trademark	2,641	(576)	2,065
Acquired software	211	(98)	113
Non-compete agreement	960	(149)	811

Total intangibles	$21,062	$(5,683)	$15,379

	Balance as of October 2, 2004
	Gross	Accumulated Amortization	Net
Customer lists	$17,031	$(3,798)	$13,233
Trademark	2,600	(441)	2,159
Acquired software	211	(77)	134
Non-compete agreement	950	(99)	851

Total intangibles	$20,792	$(4,415)	$16,377

We recorded $1,585 and $4,341 of intangible amortization expense for the thirteen and thirty-nine weeks ended October 1, 2005, respectively compared to $1,152 and $2,371 during the thirteen and thirty-nine weeks ended October 2, 2004, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Remainder of 2005	$4,104
2006	5,647
2007	5,352
2008	3,292
2009	1,542
2010 and thereafter	1,635

$21,572

These amounts may vary as acquisitions and dispositions occur in the future, and as purchase price allocations are finalized.

During the thirty-nine weeks ended October 1, 2005, we acquired the following intangible assets:

		Weighted-Average Amortization Period
Customer lists	$4,800	10 years
Trademark	3,600	10 years
Acquired software	1,583	3 years
Non-compete agreements	497	3 years

Total intangibles	$10,480

Note 8 – Other Current Assets

Other current assets at October 1, 2005, January 1, 2005, and October 2, 2004 consisted of the following:

	As of
	October 1, 2005	January 1, 2005	October 2, 2004
Short-term deferred tax asset	$8,771	$7,705	$9,549
Prepaid taxes	—	602	5,643
Prepaid royalties	26,459	17,793	19,168
Commissions	9,041	7,472	6,870
Available-for-sale securities	8,721	7,172	6,733
Maintenance agreements	2,608	3,063	2,269
Other prepaids	14,431	6,326	12,344

Total	$70,031	$50,133	$62,576

Note 9 – Other Assets

Other assets at October 1, 2005, January 1, 2005, and October 2, 2004 consisted of the following:

	As of
	October 1, 2005	January 1, 2005	October 2, 2004
Long-term deferred tax asset	$3,218	$3,218	$—
Licenses, net	6,290	7,728	8,167
Long-term commissions	5,235	4,893	4,949
Deferred financing costs	2,776	1,173	876
Other	2,759	4,442	3,275

Total	$20,278	$21,454	$17,267

Note 10 – Accrued Expenses

Accrued expenses at October 1, 2005, January 1, 2005, and October 2, 2004 consisted of the following:

	As of
	October 1, 2005	January 1, 2005	October 2, 2004
Salaries, wages and bonuses	$19,668	$21,861	$14,395
Profit sharing	2,686	2,002	1,909
Discontinued operations reserve	323	409	1,501
Accrued income taxes	21,253	3,577	14,977
Accrued interest	6,420	2,171	56
Other	6,654	5,283	6,705

Total	$57,004	$35,303	$39,543

Note 11 – Other Liabilities

Other liabilities at October 1, 2005, January 1, 2005, and October 2, 2004 consisted of the following:

	As of
	October 1, 2005	January 1, 2005	October 2, 2004
Deferred compensation and pension benefits	$44,561	$46,503	$44,319
Deferred income taxes	35,462	6,846	(130)
Other	23,069	29,184	24,271

Total	$103,092	$82,533	$68,460

Note 12 – Pension and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Thirteen Weeks Ended
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Other Postretirement Benefits
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$—	$66	$51	$58	$2	$21
Interest cost	323	320	852	842	8	29
Expected return on plan assets	—	—	(758)	(692)	—	—
Amortization of prior service cost	—	—	—	59	—	—
Amortization of plan amendment	—	—	—	—	(476)	—
Recognized net actuarial gain (loss)	32	—	155	109	(20)	—

Net pension and other postretirement benefit cost	$355	$386	$300	$376	$(486)	$50

	Thirty-Nine Weeks Ended
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Other Postretirement Benefits
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$—	$202	$132	$170	$7	$63
Interest cost	948	968	2,585	2,518	23	87
Expected return on plan assets	—	—	(2,266)	(2,076)	—	—
Amortization of prior service cost	—	—	4	177	—	—
Amortization of plan amendment	—	—	—	—	(1,024)	—
Recognized net actuarial gain (loss)	52	—	468	327	(40)	—

Net pension and other postretirement benefit cost	$1,000	$1,170	$923	$1,116	$(1,034)	$150

As previously disclosed in our annual report on Form 10-K for the year ended January 1, 2005, in November 2004 we announced that effective January 1, 2006 we will no longer offer a retiree medical program. This resulted in a negative plan amendment in the amount of $937 which is being recognized ratably over the remaining service period through December 31, 2005. Upon the expiration of the participant option period in June 2005, an additional $563 negative plan amendment resulted which will be recognized ratably through the remainder of the 2005 fiscal year.

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

	Pro Forma for the Thirteen Weeks Ended		Pro Forma for the Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$159,406	$152,971	$428,556	$402,086
Net earnings	18,172	21,321	38,605	55,219
Net earnings per common share:
Basic	$0.61	$0.73	$1.30	$1.89
Diluted	$0.60	$0.72	$1.28	$1.87

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

At January 31, 2005

Cash	$7,064
Current assets	25,428
Property, plant, and equipment	1,722
Curriculum	97,000
Other assets	688
Intangibles	8,400
Goodwill	279,588

Total assets acquired	419,890

Current liabilities	$8,683
Capital lease obligations	543
Deferred income	3,236
Long-term deferred taxes	37,195

Total liabilities assumed	49,657

Net assets acquired	$370,233

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

Note 14 – Debt and Lines of Credit

The following table summarizes our debt as of the dates indicated:

	As of
	October 1, 2005	January 1, 2005	October 2, 2004
Long-term debt:
5.45% senior notes due 10/01/12	$150,000	$150,000	$150,000
5.38% senior notes due 01/31/15	175,000	—	—
Revolving credit agreement	250,000	5,000	44,600
Capital lease obligations	428	—	—

Long-term debt	575,428	155,000	194,600
Less: current maturities	(164)	(5,000)	—

Long-term debt, less current maturities	$575,264	$150,000	$194,600

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

Note 15 – Capital Leases

We lease certain fixtures and equipment under capital leases. The aggregate future minimum lease payments related to these capital leases at October 1, 2005 are as follows:

Remainder of 2005	$43
2006	201
2007	178
2008	56

Total minimum lease payments	478
Less amounts representing interest	(50)

Present value of minimum lease payments	$428

Note 16 – Subsequent Event

On October 28, 2005, we completed the sale of PQIL’s periodical microfilm business, related manufacturing assets including the manufacturing facility and the coursepack business to National Archive Publishing Company (“NAPC”). NAPC will provide microfilming and scanning services for our electronic products. This sale is aligned with PQIL’s strategy to focus on growth platforms in K-12 curriculum products and unique published products for higher education. Archival content has been and remains an important part of the business mission of ProQuest Company. We believe that redirecting our higher education resources to our digital published products will result in more sustainable revenue growth.

Under the terms of the agreement, this transaction bears a purchase price of $30 million, consisting of $28 million in cash less any working capital adjustments and a note in the amount of $2 million which will bear an annual interest rate of 9% and be paid in 4 annual installments of principal plus interest, with the final payment due on December 31, 2009.

Listed below are the major classes of assets and liabilities being sold and/or assumed as of October 1, 2005:

Accounts receivable	$7,019
Other current assets	1,158
Property, plant, equipment, and product masters	30,918
Other assets	1,786
Intangibles	646
Goodwill	5,787

Total assets to be sold	47,314

Current liabilities	$4,041
Deferred income	13,760

Total liabilities to be assumed by buyer	17,801

Net assets to be sold	$29,513

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of ProQuest Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year ended January 1, 2005, as well as the accompanying interim financial statements for the periods ending October 1, 2005.

Safe Harbor for Forward-looking Statements

Some of the statements contained herein constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our markets’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and other factors you should specifically consider include, among other things, the company’s ability to successfully integrate acquisitions and reduce costs, global economic conditions, product demand, financial market performance, and other risks listed under “Risk Factors” in our regular filings with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We undertake no obligation to update any of these forward-looking statements.

Results of Operations

Third Quarter of Fiscal 2005 Compared to the Third Quarter of Fiscal 2004

	Thirteen Weeks Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Inc/(Dec)
	Amount	% of sales	Amount	% of sales	$	%
Net sales	$159.4	100.0	$113.1	100.0	$46.3	40.9
Cost of sales	(77.8)	(48.8)	(55.7)	(49.2)	(22.1)	(39.7)

Gross profit	81.6	51.2	57.4	50.8	24.2	42.2

Research and development expense	(6.3)	(4.0)	(4.0)	(3.5)	(2.3)	(57.5)
Selling and administrative expense	(40.0)	(25.1)	(31.8)	(28.2)	(8.2)	(25.8)
Other operating income	—	—	0.9	0.8	(0.9)	(100.0)

Earnings from continuing operations before interest and income taxes	35.3	22.1	22.5	19.9	12.8	56.9

Net interest expense	(8.7)	(5.4)	(4.3)	(3.8)	(4.4)	(102.3)
Income tax expense	(8.4)	(5.3)	(6.0)	(5.3)	(2.4)	(40.0)

Net earnings from continuing operations	$18.2	11.4	$12.2	10.8	$6.0	49.2

Net Sales.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	October 1, 2005	October 2, 2004	$	%
PQIL

Published Products	$31.9	$27.8	$4.1	14.7
General Reference Products	16.3	16.0	0.3	1.9
Traditional Products	20.1	21.7	(1.6)	(7.4)
Classroom Products	5.0	5.8	(0.8)	(13.8)
Voyager	40.1	—	40.1	NM

TOTAL PQIL	$113.4	$71.3	$42.1	59.0

PQBS

Automotive Group	$43.3	$39.4	$3.9	9.9
Power Equipment-Electronic	2.3	2.1	0.2	9.5
Other	0.4	0.3	0.1	33.3

TOTAL PQBS	$46.0	$41.8	$4.2	10.0

TOTAL PROQUEST	$159.4	$113.1	$46.3	40.9

Our net sales from continuing operations increased $46.3 million, or 40.9%, to $159.4 million in the third quarter of 2005.

ProQuest Information & Learning

Net sales at PQIL increased $42.1 million, or 59.0%, to $113.4 million.

Published Products.

Our published products continued to show strong demand and revenue increased $4.1 million, or 14.7%, to $31.9 million compared to the third quarter of 2004. The increase was driven by market demand for these products and continued improvement in library funding.

General Reference Products.

Revenue from our general reference products increased 1.9% in the quarter. Four percent revenue growth in our K-12 and higher education products was offset by continued declines in our reseller products.

Traditional Products.

Revenue from our traditional products decreased $1.6 million, or 7.4%, to $20.1 million. This was the result of a decline in revenue of $2.4 million from serials and collections microfilm, backfile and miscellaneous film which was partially offset by an $0.8 million increase in revenue from newspaper.

Voyager.

Revenue from Voyager products was $40.1 million for the third quarter of fiscal 2005. Revenue was driven by continued strong renewal rates and expansion into new districts. Revenue at Voyager is seasonal. The first quarter is generally the lowest, with increased revenue shown as the year progresses. Revenue increases in the second quarter from summer school enrollment. The third and fourth quarters have the strongest revenue as a result of the start of the school year.

For the third quarter of 2005, approximately $4.0 million of revenue was lost because of damage to Voyager customer schools in Louisiana, Mississippi and Texas, some of which are closed indefinitely. In addition, reading and math intervention funding of more than $100 million was approved by the Texas state government, but disbursement of these approved funds has been delayed. The impact of the Texas funding delay on Voyager’s revenue is approximately $10 million for the combined third and fourth quarters of 2005. The third and fourth quarters of 2005 will also be impacted by a change from centralized purchasing to decentralized purchasing in the New York City school district.

ProQuest Business Solutions

Net sales at PQBS increased $4.2 million, or 10.0%, to $46.0 million.

Automotive Group.

Revenue from our automotive products increased $3.9 million, or 9.9%, to $43.3 million. This was the result of increased revenue from acquired new products that help automotive dealers solve specific business problems within sales, service, warranty, and dealer management.

Gross Profit.

	Thirteen Weeks Ended		% of Sales (1)
(Dollars in millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
PQIL	$54.3	$31.0	47.9	43.5
PQBS	27.3	26.4	59.3	63.2

Total	$81.6	$57.4	51.2	50.8

(1)	Percentages calculated based on each division’s sales.

Our gross profit percentage increased 40 basis points to 51.2% compared to the third quarter of 2004.

At PQIL, the gross profit margin increased from 43.5% to 47.9%, an increase of 440 basis points compared to the third quarter of 2004. This increase is primarily due to the acquisition of Voyager, which has higher gross profit margins, partially offset by the amortization of acquired curriculum costs.

At PQBS, the gross profit margin decreased from 63.2% to 59.3%, a decrease of 390 basis points compared to the third quarter of 2004. This decrease resulted primarily from development costs incurred which includes updating an electronic parts catalog for a major OEM and lower margins on new products we obtained as part of acquisitions completed earlier this year.

Research and Development.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	October 1, 2005	October 2, 2004	$	%
PQIL	$4.1	$2.0	$2.1	105.0
PQBS	2.2	2.0	0.2	10.0

Total	$6.3	$4.0	$2.3	57.5

Our research and development expenditures include costs for database and software development, information delivery systems, and other electronic products. Increases at PQIL are a result of costs related to Voyager research and development activities, as well as new programs at Learning.

Selling and Administrative.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	October 1, 2005	October 2, 2004	$	%
PQIL	$22.8	$17.9	$4.9	27.4
PQBS	14.4	10.9	3.5	32.1
Corporate	2.8	3.0	(0.2)	(6.7)

Total	$40.0	$31.8	$8.2	25.8

The increase at PQIL is primarily due to the acquisition of Voyager. The increase at PQBS is primarily the result of higher sales volume and additional costs associated with recent acquisitions.

Net Interest Expense.

	Thirteen Weeks Ended		Inc/(Dec)
(Dollars in millions)	October 1, 2005	October 2, 2004	$	%
Interest income	$(0.4)	$(0.3)	$(0.1)	(33.3)
Debt	7.3	2.8	4.5	160.7
Monetized contracts	1.6	1.7	(0.1)	(5.9)
Other	0.2	0.1	0.1	100.0

Total	$8.7	$4.3	$4.4	102.3

As a result of the Voyager acquisition, net interest expense increased approximately $4.5 million.

Income Tax Expense.

For the thirteen weeks ended October 1, 2005, income taxes were recorded at an effective rate of 31.6%, compared to an effective rate of 33.0% for the thirteen weeks ended October 2, 2004. Income tax expense increased for the thirteen weeks ended October 1, 2005 due to higher operating earnings partially offset by a decrease to the effective tax rate. We expect our full year 2005 tax rate to be approximately 34%.

Results of Operations

Nine Months Year-to-Date 2005 Compared to Nine Months Year-to-Date 2004

	Thirty-Nine Weeks Ended
(Dollars in millions)	October 1, 2005		October 2, 2004		Inc/(Dec)
	Amount	% of sales	Amount	% of sales	$	%
Net sales	$420.9	100.0	$336.1	100.0	$84.8	25.2
Cost of sales	(205.3)	(48.8)	(164.8)	(49.0)	(40.5)	(24.6)

Gross profit	215.6	51.2	171.3	51.0	44.3	25.9

Research and development expense	(14.8)	(3.5)	(12.5)	(3.7)	(2.3)	(18.4)
Selling and administrative expense	(119.3)	(28.3)	(92.7)	(27.7)	(26.6)	(28.7)
Other operating income	—	—	0.9	0.3	(0.9)	(100.0)

Earnings from continuing operations before interest and income taxes	81.5	19.4	67.0	19.9	14.5	21.6

Net interest expense	(23.8)	(5.7)	(12.3)	(3.7)	(11.5)	(93.5)
Income tax expense	(19.4)	(4.6)	(18.7)	(5.5)	(0.7)	(3.7)

Net earnings from continuing operations	$38.3	9.1	$36.0	10.7	$2.3	6.4

Net Sales.

	Thirty-Nine Weeks Ended		Inc/(Dec)
(Dollars in millions)	October 1, 2005	October 2, 2004	$	%
PQIL

Published Products	$97.5	$83.5	$14.0	16.8
General Reference Products	47.8	48.6	(0.8)	(1.6)
Traditional Products	61.6	67.4	(5.8)	(8.6)
Classroom Products	9.3	10.4	(1.1)	(10.6)
Voyager	69.1	—	69.1	NM

TOTAL PQIL	$285.3	$209.9	$75.4	35.9

PQBS

Automotive Group	$128.3	$119.2	$9.1	7.6
Power Equipment-Electronic	6.2	6.1	0.1	1.6
Other	1.1	0.9	0.2	22.2

TOTAL PQBS	$135.6	$126.2	$9.4	7.4

TOTAL PROQUEST	$420.9	$336.1	$84.8	25.2

Our net sales from continuing operations increased $84.8 million, or 25.2%, to $420.9 million in the first nine months of fiscal 2005.

ProQuest Information & Learning

Net sales at PQIL increased $75.4 million, or 35.9%, to $285.3 million.

Published Products.

Our published products continued to show strong demand and revenue increased $14.0 million, or 16.8%, to $97.5 million compared to the first nine months of fiscal 2004. The increase was driven by strong revenue from humanities products, Serials Solutions products and Historical Newspapers products.

General Reference Products.

Revenue from our general reference products decreased $0.8 million, or 1.6%, to $47.8 million primarily due to a decline in our reseller business, partially offset by increases in our K-12 products.

Traditional Products.

Revenue from our traditional products decreased $5.8 million, or 8.6%, to $61.6 million primarily as a result of a decline in revenue of $5.1 million from microfilm backfile, serials and miscellaneous film.

Voyager.

Revenue from Voyager products was $69.1 million for the eight months since the Voyager acquisition was consummated in 2005. Revenue was driven by sales of our Voyager Passport, Summer School, and Universal Literacy System programs. Revenue at Voyager is seasonal. The first quarter is generally the lowest, with increased revenue generated as the year progresses. Revenue increases in the second quarter from summer school enrollment. The third and fourth quarters have the strongest revenue as a result of the start of the school year.

For the third quarter of 2005, approximately $4.0 million of revenue was lost because of damage to Voyager customer schools in Louisiana, Mississippi and Texas, some of which are closed indefinitely. In addition, reading and math intervention funding of more than $100 million was approved by the Texas state government, but disbursement of these approved funds has been delayed. The impact of the Texas funding delay on Voyager’s revenue is approximately $10 million for the combined third and fourth quarters of 2005. The third and fourth quarters of 2005 will also be impacted by a change from centralized purchasing to decentralized purchasing in the New York City school district.

ProQuest Business Solutions

Net sales at PQBS increased $9.4 million, or 7.4%, to $135.6 million.

Automotive Group.

Revenue from our automotive products increased $9.1 million, or 7.6%, to $128.3 million. This was the result of increased revenue from acquired new products that help automotive dealers solve specific business problems within sales, service, warranty, and dealer management.

Gross Profit.

	Thirty-Nine Weeks Ended		% of Sales (1)
(Dollars in millions)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
PQIL	$132.9	$92.1	46.6	43.9
PQBS	82.7	79.2	61.0	62.8

Total	$215.6	$171.3	51.2	51.0

(1)	These are calculated based on each division’s sales.

Our gross profit percentage increased 20 basis points to 51.2% compared to the first nine months of fiscal 2004.

At PQIL, the gross profit margin increased from 43.9% to 46.6%, an increase of 270 basis points compared to the first nine months of fiscal 2004. This increase is primarily due to the acquisition of Voyager, which has higher gross profit margins, partially offset by the amortization of acquired curriculum costs.

At PQBS, the gross profit margin decreased from 62.8% to 61.0%, a decrease of 180 basis points compared to the first nine months of fiscal 2004. This decrease resulted primarily from development costs incurred which includes updating an electronic parts catalog for a major OEM (Original Equipment Manufacturer), developing and updating performance management products, as well as developing the solutions we acquired in 2005.

Research and Development.

	Thirty-Nine Weeks Ended		Inc/(Dec)
(Dollars in millions)	October 1, 2005	October 2, 2004	$	%
PQIL	$7.8	$5.8	$2.0	34.5
PQBS	7.0	6.7	0.3	4.5

Total	$14.8	$12.5	$2.3	18.4

Our research and development expenditures include costs for database and software development, information delivery systems, and other electronic products.

Selling and Administrative.

	Thirty-Nine Weeks Ended		Inc/(Dec)
(Dollars in millions)	October 1, 2005	October 2, 2004	$	%
PQIL	$67.1	$47.5	$19.6	41.3
PQBS	41.6	35.0	6.6	18.9
Corporate	10.6	10.2	0.4	3.9

Total	$119.3	$92.7	$26.6	28.7

The increase at PQIL is primarily due to the acquisition of Voyager, which has higher selling and administrative costs combined with lower direct costs. The increase at PQBS is primarily due to higher sales volume, additional costs associated with new performance management products, and compensation expense related to employee severance. The increase at Corporate is primarily due to restricted stock expense in 2005.

Net Interest Expense.

	Thirty-Nine Weeks Ended		Inc/(Dec)
(Dollars in millions)	October 1, 2005	October 2, 2004	$	%
Interest income	$(1.1)	$(1.2)	$0.1	8.3
Debt	20.0	8.0	12.0	150.0
Monetized contracts	4.5	5.1	(0.6)	(11.8)
Other	0.4	0.4	—	—

Total	$23.8	$12.3	$11.5	93.5

As a result of the Voyager acquisition, net interest expense increased approximately $11.7 million.

Income Tax Expense.

For the thirty-nine weeks ended October 1, 2005, income taxes were recorded at an effective rate of 33.7%, compared to an effective rate of 34.3% for the thirty-nine weeks ended October 2, 2004. Income tax expense increased for the thirty-nine weeks ended October 1, 2005 due to higher operating earnings partially offset by a decrease to the effective tax rate. We expect our full year 2005 tax rate to be approximately 34%.

Liquidity

Long-term debt increased by $380.7 million to $575.3 million in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

In January 2005, we acquired Voyager Expanded Learning Inc. (see Note 13 to the interim unaudited Consolidated Financial Statements). We financed our acquisition through a new $175 million issuance of private-placement notes and a new revolving line of credit. The private-placement notes carry a 5.38% fixed rate and mature in January 2015. Our previous revolving credit agreement was replaced with a new variable interest rate facility with capacity of $275 million which expires in January 2010 (see Note 14 to the interim unaudited Consolidated Financial Statements).

For the first nine months of fiscal 2005, we generated cash from operations of $34.7 million compared to generation of $43.2 million for the first nine months of 2004, a decrease of $8.5 million. The decrease in cash provided by continuing operations is primarily due to the following:

Inc/(Dec) vs. 2004
(Dollars in millions)
Net earnings	$2.4
Depreciation & amortization	10.9
Accounts payable (acquisition of Voyager and timing of payments)	7.9
Accounts receivable, net (film renewals and acquisition of Voyager)	(9.1)
Deferred income taxes (additional tax payments)	(8.3)
Deferred income (decline in microfilm sales)	(6.6)
Other long-term liabilities (exclusive distributor agreement with the DMS buyer in 2004)	(5.9)

We used $419.9 million of cash in our investing activities for the first nine months of fiscal 2005, an increased use of $374.2 million compared to the first nine months of 2004. This increase is primarily due to the following:

Inc/(Dec) vs. 2004
(Dollars in millions)
Expenditures associated with sales of discontinued operations	$2.8
Acquisitions, net of cash acquired	(332.4)
Proceeds from (expenditures associated with) sales of discontinued operations (sale of DMS in 2004)	(35.9)
Property, plant, equipment, product masters, curriculum development costs, and software (accelerated digitization to meet market demands)	(10.0)

For the first nine months of fiscal 2005, we generated cash from financing activities of $406.5 million compared to a use of $0.3 million in the first nine months of fiscal 2004, an increase of $406.8 million. This increase is primarily due to the following:

Inc/(Dec) vs. 2004
(Dollars in millions)
Net increase in debt (financing of Voyager acquisition and proceeds received from 2004 DMS sale)	$416.7
Proceeds from exercise of stock options, net	5.3
Monetized future billings (decreased monetization of PQBS contracts)	(14.4)
Debt issuance costs (new debt issuance and amendment)	(2.0)

We believe that current cash balances, cash generated from operations, and availability under our line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future and meet our on-going obligations for at least the next 12 months. Under our $275.0 million revolving credit facility, $250.0 million was outstanding as of October 1, 2005.

Financial Condition

Selected Balance Sheet information – October 1, 2005 compared to January 1, 2005

	As of		Inc/(Dec)
(Dollars in millions)	October 1, 2005	January 1, 2005	$	%
Accounts receivable, net	$135.7	$95.3	$40.4	42.4
Other current assets	70.0	50.1	19.9	39.8
Purchased and developed software, net	38.3	41.7	(3.4)	(8.2)
Other assets	20.3	21.5	(1.2)	(5.6)
Accrued expenses	57.0	35.3	21.7	61.5
Deferred income	86.0	100.5	(14.5)	(14.4)
Other liabilities	103.1	82.5	20.6	25.0

Accounts receivable increased $40.4 million primarily due to the acquisition of Voyager as well as annual microfilm subscriptions that were billed in the third quarter.

Other current assets increased $19.9 million primarily due the annual microfilm subscriptions that were billed during the third quarter and timing of prepaid royalties and costs related to tradeshows.

Net purchased and developed software decreased $3.4 million primarily due to amortization.

Accrued expenses increased $21.7 million primarily due to an increase in accrued taxes ($17.6 million) as a result of the 2005 projected tax liability and the reclass of a portion of the tax reserve to short term as well as an increase in accrued interest ($4.2 million) as a result of the new debt related to the Voyager acquisition.

Deferred income decreased $14.5 million primarily due to the seasonal nature of PQIL’s deferred revenue. At year end, deferred revenue is at a high level due to the billings that occur late in the third quarter and throughout the fourth quarter.

Other liabilities increased $20.6 million primarily due to an increase in the deferred income taxes related to the tax basis differences for Voyager intangibles ($37.2 million). This increase was partially offset by a decline in deferred taxes ($8.8 million) due to the provision for income taxes and a decline ($4.9 million) due to the reclass of the tax reserve to short term.

Selected Balance Sheet information – October 1, 2005 compared to October 2, 2004.

	As of		Inc/(Dec)
(Dollars in millions)	October 1, 2005	October 2, 2004	$	%
Accounts receivable, net	$135.7	$113.5	$22.2	19.5
Other current assets	70.0	62.6	7.4	11.8
Purchased and developed software, net	38.3	44.8	(6.5)	(14.5)
Other assets	20.3	17.3	3.0	17.3
Accrued expenses	57.0	39.5	17.5	44.3
Deferred income	86.0	114.4	(28.4)	(24.8)
Other liabilities	103.1	68.5	34.6	50.5

Accounts receivable increased $22.2 million primarily due to the acquisition of Voyager.

Other current assets increased $7.4 million primarily due to prepaid royalties as a result of the annual microfilm subscriptions that were billed during the third quarter.

Net purchased and developed software decreased $6.5 million primarily due to annual amortization expense as well as lower software expenditures in the first nine months of 2005.

Other assets increased $3.0 million primarily due to the long term deferred tax asset increase ($3.2 million) due to the tax provision and reclassification between deferred tax balances as well as the deferred financing fees as a result of the debt refinancing related to the Voyager acquisition ($1.9 million). These increases were offset by a decrease in licenses ($1.9 million) due to normal amortization.

Accrued expenses increased $17.5 million primarily due to an increase in accrued taxes ($6.3 million) as a result of the 2005 projected tax liability and the reclass of a portion of the tax reserve to short term, an increase in accrued interest ($6.4 million) as a result of the new debt related to the Voyager acquisition, and an increase in accrued commissions ($2.5 million) due to the Voyager acquisition.

Deferred income decreased primarily due to unit declines in our traditional microfilm subscription products and timing of microfilm billings.

Other liabilities increased $34.6 million primarily due to an increase in the deferred income taxes related to the tax basis differences for Voyager intangibles ($37.2 million) partially offset by a decline in the deferred taxes ($3.6 million) due to the provision for income taxes and reclassification of deferred balances.

Interest Rate Risk Management

We have a revolving credit facility, which is variable-rate long-term debt that exposes us to variability in interest payments due to changes in interest rates. We had $250.0 million outstanding on the credit facility at October 1, 2005, and the weighted-average interest rate on the credit facility was 5.587% at October 1, 2005. We have decided not to hedge this interest rate risk. Instead, we have limited this risk by maintaining $150.0 million of our debt in the form of long-term fixed-rate notes with a 5.45% fixed coupon rate and a 5.60% effective rate. These notes have a seven-year average life and are due in seven equal annual payments of $21.4 million beginning October 1, 2006 and ending October 1, 2012. Additionally, we maintain $175.0 million of our debt in the form of long-term fixed-rate notes with a 5.38% fixed coupon rate and a 5.42% effective rate. These notes have a ten-year average life and are due in six annual payments of $29.1 million beginning January 31, 2010 and ending January 31, 2015.

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

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”. FASB Statement No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured at the fair value of the equity instruments issued. Effective April 14, 2005, the Securities and Exchange Commission issued a new rule that amends the compliance dates for companies to implement the revised statement to the beginning of their next fiscal year after June 15, 2005, which for ProQuest is January 1, 2006. Under SFAS 123(R), we will begin recognizing expense for the portion of outstanding stock options for which the requisite vesting period has not yet been met and any new awards over the requisite vesting period, based on the fair value of these awards at the date of grant. We are still evaluating the impact of SFAS No. 123(R) on our financial statements.

On October 22, 2004, the President of the United States signed The American Jobs Creation Act of 2004. Among the provisions of the Act is a provision that allows for the exclusion from income of a portion of the remittances of earnings of foreign subsidiaries to U.S. shareholders through December 31, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). Under the guidance of FSP 109-2, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The deduction is subject to a number of limitations. We have not yet decided whether, or to what extent, foreign earnings will be repatriated. Based on our analysis to date, however, it is possible that we may repatriate an amount from $0 to $9.6 million. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. We will be in a position to finalize our assessment by December 31, 2005.

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

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currencies. Our practice is to hedge a limited number of significant operating balance sheet exposures to foreign currency rate fluctuations via use of foreign currency forward or option contracts. We do not utilize financial derivatives for trading or other speculative purposes. At October 1, 2005, we had no outstanding foreign currency forward or option contracts. The potential impact on our earnings from a 10% adverse change in quoted foreign currency rates would be immaterial.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings incidental to our business. Management believes that the outcome of such proceedings will not have a material adverse effect on our consolidated operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Portions of the exhibits below have been omitted pursuant to a request for confidential treatment.

Index Number	Description
2.1	Asset Purchase Agreement between ProQuest Information and Learning Company and National Archive Publishing Company dated October 28, 2005

10.1	Electronic Catalog Data License Agreement between ProQuest Business Solutions Inc. and General Motors Corporation dated September 1, 1999 and as amended on December 5, 2000, September 20, 2001 and August 8, 2005

10.2	Service Contract for Information Technology and Related Services between ProQuest Business Solutions Inc. and General Motors Corporation dated August 8, 2005.

10.3	Manufacturing Agreement between ProQuest Information and Learning Company and National Archive Publishing Company dated October 28, 2005

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Alan W. Aldworth, Chairman, President and CEO of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin G. Gregory, Senior Vice President, Chief Financial Officer, and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The Registrant will furnish a supplementary copy of any omitted exhibits and schedules to the SEC upon request.

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended October 1, 2005:

A current report on Form 8-K was filed on August 3, 2005, under Items 2.02 and 9.01 furnishing our financial results for the quarter ended July 2, 2005.

A current report on Form 8-K was filed on August 16, 2005, under Item 1.01 announcing the details of a sales agreement between ProQuest Business Solutions and General Motors Corporation effective August 10, 2005.

A current report on Form 8-K was filed on August 25, 2005, under Item 1.01 announcing the August 22, 2005, approval by the Compensation Committee of the Board of Directors of a discretionary bonus for Andrew Wyszkowski, President of ProQuest Business Solutions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005	PROQUEST COMPANY

/s/ Alan W. Aldworth
Chairman, President and CEO

/s/ Kevin G. Gregory
Senior Vice President, Chief Financial Officer, and Assistant Secretary