Form 10-K
period 2005-12-31
Voyager Learning CO
filed 2007-08-31
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-3246

Voyager Learning Company

(Exact name of registrant as specified in its charter)

Delaware	36-3580106
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification No.)

777 Eisenhower Parkway, Ann Arbor, Michigan	48106-1346
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 761-4700

ProQuest Company

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
common stock, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer. An accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                    Accelerated Filer  ☐                    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates (based upon the per share closing price of $32.76 July 2, 2005) was approximately $850 million.

The number of shares of the Registrant’s common stock, $.001 par value, outstanding as of August 15, 2007 was 29,894,561.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

Through this Annual Report on Form 10-K, Voyager Learning Company and Subsidiaries (collectively the “Company”) is restating its Consolidated Financial Statements for fiscal years 2003 and 2004 and for the first three quarters of 2005 (the “Restatement”). This Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2001 and 2002. Adjustments related to periods prior to 2001 have been made to retained earnings. The determination to restate these financial statements was made on February 8, 2006 by the Audit Committee of the Company’s Board of Directors after discussions with KPMG LLP, the Company’s independent registered public accounting firm. The Audit Committee promptly initiated an investigation (the “Audit Committee Investigation”) which examined, among other things, the Company’s policies and practices for purchase accounting, lease accounting, posting of manual journal entries, accounting for commissions, accounting for royalties paid and received, accounting for deferred revenue, and capitalization of costs incurred for internal software and product masters. Further information on the findings of the investigation and related remedial measures taken, or to be taken, can be found in Item 9A, Controls and Procedures.

During the review and investigation of these items, the Company determined that certain other adjustments to correct errors in accounting and to reclassify certain expense items in the Statement of Operations were required to the Company’s Consolidated Financial Statements. Further information on these adjustments and reclassifications can be found in Item 6, “Selected Financial Data”, and in Note 2, “Restatement of Financial Statements”, to our Consolidated Financial Statements included herein.

The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 31, 2005. For this reason, the Consolidated Financial Statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

As a result of a series of acquisitions and divestitures since 2005, our business has materially changed. See Note 24, “Subsequent Events”, to our Consolidated Financial Statements included herein for further information.

Part I

Voyager Learning Company

Item 1.	Business.

Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2005.

Restatement of Financial Statements

On February 9, 2006 the Company announced that during a review related to its internal controls assessment required by the Sarbanes-Oxley Act of 2002, the Company discovered material irregularities in its accounting. The Audit Committee promptly initiated an investigation and retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in the investigation of the irregularities.

In August 2006, the Company announced that the Audit Committee had completed the Audit Committee Investigation. The Company’s financial statements for fiscal years 2003 and 2004 included in this Form 10-K have been restated to reflect adjustments to previously reported information on Form 10-K. This Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2001 and 2002. Further information on these adjustments and reclassifications can be found in Note 2 to our Consolidated Financial Statements included herein.

Voyager Learning Company Business Overview

Voyager Learning Company has been a leading publisher of solutions for the education, automotive and power equipment markets. We have more than 50 years of experience in information, content development, and aggregation. Our predecessor company, Bell & Howell Company, was incorporated in Delaware in 1907. In 2001, we sold our legacy Imaging, Mail and Messaging Technologies and finance-related businesses and changed our name to ProQuest Company. On January 31, 2005, we completed the acquisition of Voyager Expanded Learning, Inc. (“Voyager”) in support of our long-term strategy to grow our educational business for grades K-12. On October 28, 2005, we sold our periodical microfilm operation to National Archive Publishing Company (“NAPC”) for $21.9 million after purchase price adjustments for working capital. In November 2006, we sold our ProQuest Business Solutions businesses to Snap-on Incorporated for $508 million, subject to adjustments including changes in working capital, and the assumption of approximately $19 million of debt in the form of monetized future billings. In February 2007, we sold our ProQuest Information and Learning Company businesses for $222.3 million, subject to a reduction in purchase price for assumed liabilities of approximately $4 million and a working capital adjustment. On June 30, 2007 ProQuest Company amended Article I of its Certificate of Incorporation solely to change the corporate name from “ProQuest Company” to “Voyager Learning Company”. The name change and amendment were completed pursuant to Section 253(b) of the Delaware General Corporation Law through a merger of the Company’s wholly-owned subsidiary, Voyager Learning Company, with and into the Company.

Prior to 2005, we reported our results in two business segments: ProQuest Information and Learning (“PQIL”), and ProQuest Business Solutions (“PQBS”). As a result of the Voyager acquisition completed on January 31, 2005, we report our results for 2005 and in subsequent periods in three business segments: ProQuest Education (“PQED”), PQIL (which was sold in February 2007), and PQBS (which was sold in November 2006). Financial information for each of our business segments and operations by geographic area is contained in Note 3 to the Consolidated Financial Statements which is incorporated herein by reference. An overview of the three business segments follows.

See Note 24 to the Consolidated Financial Statements included herein for events subsequent to December 31, 2005.

ProQuest Education (“PQED”) Segment Overview

The PQED segment is primarily comprised of three product lines: Reading programs, Math and Science programs, and Professional Development programs. Voyager is a leading provider of results-driven, in-school core reading programs, reading and math intervention programs, and professional development programs for school districts throughout the United States (“U.S.”). We have deployed our research-based learning systems in more than 1,000 school districts nationwide, resulting in improved student performance. We offer a comprehensive core reading system for grades K-3, a reading intervention solution for grades K-9 and a math intervention solution for grades 3-8. Also, we deliver state wide and district wide, research-based professional development for grades K-6 teachers in reading.

Our reading products include a K-3 core reading program entitled the Universal Literacy System™, as well as reading intervention programs, Voyager Passport™ and Pasaporte™, that address the lowest quartile performers through a proprietary system designed with the goal that every child should achieve literacy. Voyager U™ offers professional development for teachers, literacy coaches and administrators. New products introduced in 2005 include Voyager Passport Reading Journeys™, a reading intervention program for grades 7-9, and Vmath™, a math intervention system for grades 3-8. In 2006, we added grade 6 to the Voyager Passport Reading Journeys product and in January 2007 we added an online math capability for grades 3-8.

In 2005, we served nearly 725,000 children among an estimated 20 million struggling students in urban, suburban and rural schools nationwide. Our customers consisted of more than 1,000 school districts in 46 states. We sell products to many of the largest school districts around the country, including Miami, Los Angeles, Baltimore, Clark County (Las Vegas), Houston, and Dallas. Our sales force also sells Voyager solutions on a statewide basis. Statewide initiatives in 2005 included

New York, North Carolina, Oklahoma, Arizona, New Mexico, Tennessee, Alabama, Massachusetts and Indiana. In 2005, the state of California added the California Voyager Passport reading intervention program to the state adopted list for struggling readers in grades 4-8.

In 2005, our products were present in approximately 8% of the school districts in the United States. Our customers generally sign contracts or purchase orders which provide reading, math and intervention materials and services for a school year. In subsequent school years, customers generally need to purchase new student materials but are not required to purchase teacher materials or implementation services. In 2005, PQED generated approximately 89.3% of sales from Reading Programs, 4.7% of sales from Professional Development Programs, 1.8% of sales from Math and Science Programs, and 4.2% from other products. In 2005, PQED represented approximately 16.7% of our total sales.

Product Review – PQED

Reading Programs

Our reading products include a K-3 core reading program entitled the Universal Literacy System™, as well as reading intervention products Voyager Passport™ and Pasaporte™, that address the lowest quartile performers through a proprietary system designed with the goal that every child should achieve literacy. New products introduced in 2005 include Voyager Passport Reading Journeys™, a reading intervention product for grades 7-9.

PQED also sells separate reading products primarily through the internet. LearningPage consists of four free web sites (LearningPage, Sites for Teachers, Sites for Parents, and Spanish), which aid in driving interested parents, teachers, schools and districts to its subscription-based sites: Reading A-Z, RAZ-kids, Reading Vocabulary and Reading-Tutors.

LearningPage’s flagship product, Reading A-Z (www.readinga-z.com), offers thousands of printable teacher materials to teach guided reading, phonemic awareness, reading comprehension, reading fluency, alphabetic principle, and vocabulary. The teaching resources include professionally developed downloadable leveled books, lesson plans, worksheets, and reading assessments.

RAZ-Kids (www.RAZ-kids.com) is an online collection of interactive leveled books and quizzes designed to guide and motivate emergent and reluctant readers, as well as improve the skills of fluent readers. The program consists of 90 online books, along with quizzes and worksheets. The website also features a management system for teachers to build rosters, assign books, and review student reading activity.

Reading-tutors (www.reading-tutors.com) is a low-cost, easy-to-use collection of research-based resource packets for tutors. Each of the 400 packets contains items tutors need to help emergent readers gain key literacy skills in the following areas: alphabet, phonological awareness, phonics, high-frequency words, fluency and comprehension.

Math and Science Programs

VMath is an intensive math intervention system for struggling students in grades 3-8 based on the same research principles of effective instructional practices that guided development of Voyager Passport. The product includes daily explicit, systematic instruction of essential math concepts, skills and strategies. The program focuses on mastering key math skills and concepts with which students most often struggle and includes a technology-based error analysis. Students and teachers are informed by pre- and post-tests and progress monitoring in each of 10 modules. VMath was first implemented in late 2005. In January 2007 we added an online math capability for grades 3-8.

ExploreLearning supplies online simulations in math and science. ExploreLearning grew out of National Science Foundation (“NSF”) funding and supports the tenets of both NSF and the National Council of Teachers of Mathematics (“NCTM”). It is correlated to both state standards and over 90 math and science textbooks. Like LearningPage, ExploreLearning is a 100% subscription-based business.

Professional Development Programs

VoyagerU (“VU”) is a professional development program delivered to K-12 teachers in collaboration with states and school districts. It provides consistent educational practices across schools and meets the requirements of the No Child Left Behind Act and Reading First. Seven states, including New York, North Carolina, Oklahoma, Massachusetts, Arizona, New Mexico and Indiana, presently have statewide contracts to provide VU Reading Academy professional development involving over 10,000 teachers. Participants earn college credit and hours toward professional development requirements. VU has been demonstrated through dependent evaluation to improve teacher instruction and student reading performance.

ProQuest Information and Learning (“PQIL”) Segment Overview

In February 2007, we sold PQIL for $222.3 million, subject to adjustments including a reduction in purchase price for assumed liabilities of approximately $4 million and a working capital adjustment. See Note 24 to our Consolidated Financial Statements included herein.

PQIL converts information contained in periodicals, newspapers, dissertations, out-of-print books and other scholarly material into easily accessible forms such as microform, online databases, and print-on-demand.

In 2005, PQIL generated 48.9% of sales from published products, 20.0% of sales from general reference products, 27.6% of sales from traditional products, and 3.5% of sales from classroom products. In 2005, PQIL represented approximately 49.7% of our total sales.

ProQuest Business Solutions (“PQBS”) Segment Overview

In November 2006, we sold PQBS to Snap-on Incorporated for $508 million, subject to adjustments including changes in working capital, and the assumption of approximately $19 million of debt in the form of monetized future billings.

PQBS primarily develops and sells parts and service information and dealer performance applications in the automotive and power equipment markets. PQBS also provides automobile Original Equipment Manufacturers (“OEMs”) and their dealerships with management information systems that monitor and evaluate dealer performance in areas such as product inventory, pricing, territory, margins and Original Equipment Manufacturer (“OEM”) support. In 2005, PQBS generated 94.6% of sales from automotive products, 4.6% of sales from power equipment – electronic products, and 0.8% of sales from other products. In 2005, PQBS represented approximately 33.6% of our total sales.

OEConnection (“OEC”) is a joint venture among PQBS, General Motors, Ford Motor Company, and DaimlerChrysler that was sold with PQBS to Snap-On in November 2006.

Business Development.

Research and Development (“R&D”). We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. As of December 31, 2005, we had approximately 49 people at PQED in R&D, 168 people at PQIL in R&D, and approximately 200 people at PQBS in R&D on our research and development and software engineering staffs. PQED develops its products using a combination of internal employees and outside resources such as university professors and research experts. We generally refresh our products every three years to incorporate the latest research and update factual content. Our research and development expenditures at PQIL and PQBS include expenses primarily for database development and information delivery systems and is primarily company sponsored.

Sales & Marketing. PQED, PQIL and PQBS employ separate sales forces both domestically and internationally.

As of December 31, 2005, our PQED sales force consisted of 43 field sales representatives and 61 inside sales representatives for a total of 104 direct salespeople excluding sales management and marketing. We currently segment the marketing and sales force for PQED based on customer size. All sales producers sell all product lines and are generalist relationship managers. They are supported by corporate and regional subject matter experts.

As of December 31, 2005, within our PQIL North American sales force, we had dedicated sales representatives for each major product type: traditional (13 salespeople), published and general reference (69 salespeople), and K-12 (24 salespeople), for a total of 106 salespeople. Outside of the U.S. and Canada, we used a direct international sales force comprised of 61 sales representatives who sell the full portfolio of products to markets across the globe. We augmented this direct sales force with third party international distributors.

As of December 31, 2005, within our PQBS sales force, we sold automotive and power equipment products both domestically and internationally through an internal sales force of 91 salespeople. We marketed our products and services to two targeted groups: OEMs and individual dealership locations. We also utilized the services of Reynolds and Reynolds as a distributor to supplement the efforts of our direct sales force.

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

In PQED, we derive the majority of our curriculum content through in-house development efforts. Curriculum developed in house or developed through the use of independent contractors is the proprietary property of PQED. The curriculum developed might be augmented or complimented with third party products, which may include video or photographs. This third party content may be sourced from various providers who retain the appropriate trademarks and copyright to the material and agree to our use on a nonexclusive, fee-based arrangement.

ProQuest®, Voyager Expanded Learning®, VoyagerU™, Voyager Universal Literacy System®, TimeWarpPlus, Voyager Passport, Voyager Pasaporte, VMath, Voyager Passport Reading Journeys, Reading A-Z, LearningPage, ExploreLearning, SIRS®, ABI/INFORM®, Serial Solutions®, and eLibrary® are our trademarks. Each trademark, trade name, or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

Seasonality

Our quarterly operating results fluctuate due to a number of factors including the academic school year, sales cycle, the amount and timing of new products, and our spending patterns. In addition, our customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced our lowest net sales, earnings and cash flow in the first and second quarters with our highest sales and earnings in the third and fourth quarters.

Competition

The market for our products and services is highly competitive. In our PQED segment, we compete with Scholastic, SRA/McGraw-Hill, Hampton-Brown, Scientific Learning Corp., Soar to Success, Cambium Learning, Harcourt Achieve which is a division of Reed Elsevier, Scott Foresman which is a division of Pearson, and Houghton Mifflin which is part of Riverdeep.

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

Concentration Risk

We are not dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. In fiscal 2005, no single customer represented more than 10% of our consolidated net sales. For our PQED segment, no one customer represented more than 10% of net sales in 2005 on an annual basis. The top five PQED customers accounted for approximately 26% of PQED net sales in 2005.

Employees

Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel.

As of December 31, 2005, we had the following number of employees, broken out by segment:

Employees
PQED	344
PQIL	1,188
PQBS	843
Corporate	44

Total	2,419

None of our employees are represented by collective bargaining agreements.

Website Access to Company Reports

We make available free of charge through our website, www.voyagercompany.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission (“SEC”).

We are providing the address to our website solely for the information of our investors. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Code of Ethics

In March 2003, we adopted a code of ethics for all of our employees in finance, including our Chief Financial Officer and our Chief Executive Officer. A copy of this code of ethics is set forth on our website, www.voyagercompany.com. We adopted this code to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations.

Also, in January 2004, we implemented a whistleblower hotline, as required under the Sarbanes-Oxley Act of 2002, by engaging a third party service that provides anonymous reporting for serious workplace ethical issues via phone and/or the Internet.

Item 1A.	Risk Factors.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report for the year ended December 31, 2005.

The following risk factors are as of the date of this report and are not necessarily risk factors as of the December 31, 2005 financial statements.

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

We compete in markets characterized by continual technological change, product introductions and enhancements, changes in customer demands and evolving industry standards. The technological and curriculum life cycles of our products are difficult to estimate. The demand for some of our more mature products and services has begun to migrate to other products and services. To remain competitive, we must continue to develop new products and invest in existing products to keep them relevant in the market place.

Changes in funding for public schools could cause the demand for our products to decrease.

We derive a significant portion of our revenues from public schools, which are heavily dependent on federal, state, and local government funding. In addition, the school appropriations process is often slow, unpredictable and subject to many factors outside of our control. Curtailments, delays, changes in leadership, shifts in priorities, or general reductions in funding could delay or reduce our revenues. Funding difficulties experienced by schools could also cause those institutions to be more resistant to price increases and could slow investments in educational products which could harm our business.

The Company’s business may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy. While in the past few years the availability of state and federal funding for elementary and high school education has improved due to legislative mandates such as No Child Left Behind (“NCLB”) and Reading First, future changes in the state and local tax base could create an unfavorable environment, leading to state budget issues resulting in a decrease in educational funding.

We face intense competition and may not be able to successfully attract and retain customers.

The market for our products and services is highly competitive. In our PQED segment, we compete with Scholastic, SRA/McGraw-Hill, Hampton-Brown, Scientific Learning Corp., Soar to Success, Cambium Learning, Harcourt Achieve which is a division of Reed Elsevier, Scott Foresman which is a division of Pearson, and Houghton Mifflin which is part of Riverdeep. Many of our current and potential future competitors may have substantially greater financial resources, name recognition, experience, and larger customer bases than we do. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products. Any of the above results could adversely affect our ability to attract and retain customers and harm our business.

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

Our success depends on our ability to attract and retain highly qualified management, creative, and technical personnel. Members of our senior management team bring substantial industry and management experience to our planning and execution. If they or other key employees were to leave us, and we were unable to find a qualified replacement, our business could be harmed.

We could experience system failures, software errors or capacity constraints, any of which would cause interruptions in our delivery of electronic content to customers and ultimately may cause us to lose customers.

Any delays or failures in the systems or errors in the software that we use for the technology based component of our products which include assessment and reporting tools would harm our business. We have occasionally suffered failures of the computer and telecommunication systems that we use to deliver our electronic content to customers. The growth of our customer base, as well as the number of sites we provide, may strain our systems in the future. The systems we currently use to deliver our services to customers (except for external telecommunications systems) are located in our facilities in Dallas, Texas, Charlottesville, Virginia and Tucson, Arizona. Although we maintain property insurance, claims for any system failure could exceed our coverage. In addition, our products could be affected by failures of third party technology used in our products, and we could have no control over remedying these failures. Any failures or problems with our systems or software could force us to incur significant costs to remedy the failure or problem, decrease customer demand for our products, tarnish our reputation and thus harm our business.

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

Variations in our operating results occur from time to time as a result of many factors, such as the timing and amount of customers’ expenditures, our product mix, new product introductions, and general economic conditions. Our sales cycles are relatively long and depend on factors such as the size of customer orders and the terms of subscription agreements. Consequently, it is difficult to predict if and when we will receive a customer order. Because a high percentage of our expenses are fixed, the timing of customer orders can cause variations in quarterly operating results. Certain customers’ buying patterns and funding availability generally cause our sales and cash flow to be higher in the third and fourth quarters of the year. As a result of the difficulty in forecasting our quarterly revenues, our operating results for a quarter may fall below securities analysts’ expectations, which may cause the price of our common stock to fall abruptly and significantly.

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

On March 28, 2007, the New York Stock Exchange (“NYSE”) suspended the trading of the Company’s securities and, thereafter, the common stock of the Company began being quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol PQES.PK. On July 2, 2007, consistent with its corporate name change, the Company began being quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol VLCY.PK.

We are a party to a number of matters of civil litigation that could have a material adverse effect on our financial results.

The Company is involved in legal actions and claims arising in the ordinary course of business. In addition, the Company may face exposure from parties claiming damages as a result of the litigation that has occurred as a result of the restatement. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material effect on the Company’s financial position and results of operations.

The Company has identified numerous material weaknesses in its internal control over financial reporting.

In connection with the Company’s internal controls assessment required by the Sarbanes-Oxley Act of 2002, which led to the discovery of several material irregularities in its accounting, the Company has identified a number of control deficiencies in its internal control over financial reporting. Many of these control deficiencies have been classified as material weaknesses or significant deficiencies that in the aggregate constitute material weaknesses. A material weakness is a control deficiency that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Since we have not fully remediated all of the factors that caused the material weaknesses, some internal controls may continue to be ineffective in future periods.

As of the end of the period covered in this Form 10-K, management performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described above, as well as the Company’s inability to file this Form 10-K within the statutory time period, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

As of the filing of this Form 10-K, the Company has implemented changes in its internal control over financial reporting to remediate certain but not all of the identified control deficiencies. The Company’s continuing remediation efforts are subject to its internal control assessment, testing and evaluation processes. While these efforts continue, the Company will rely on additional substantive procedures and other measures as needed to assist it with meeting the objectives otherwise fulfilled by an effective control environment. There can be no assurance that the Company’s internal control over financial reporting or its disclosure controls and procedures will prevent future error or fraud in connection with its financial statements. See “Item 9A. Controls and Procedures” for additional information.

The Company expects to continue to incur significant expenses related to its internal control over financial reporting and the preparation of its financial statements.

The Company has devoted substantial internal and external resources to the restatement of its financial statements and related matters. As a result of these efforts, along with efforts to complete its assessment of internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company expects that it will incur significant incremental fees and expenses for additional auditor services, financial and other consulting services, legal services. While the Company does not expect fees and expenses relating to the preparation of its financial results for future periods to remain at this level, the Company expects that these fees and expenses will remain significantly higher than historical fees and expenses in this category for the next year. These expenses, as well as the substantial time devoted by the Company’s management towards addressing these weaknesses, could have a material and adverse effect on the Company’s financial condition, results of operations, and cash flows.

Our ability to report our financial results on a timely basis in the future could be adversely affected by our weaknesses in internal controls.

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected. Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC, and our recent failure to file certain reports on a timely basis limits our ability to access the capital markets using a short-form registration.

Any adverse outcome of the investigation currently being conducted by the SEC could have a material adverse impact on us, on the trading prices of our securities, and on our ability to access the capital markets.

We are cooperating with the investigation currently being conducted by the SEC. We cannot currently predict the outcome of this investigation, which could be material. Nor can we predict whether any additional investigation(s) will be commenced or, if so, the impact or outcome of any such additional investigation(s). Until this existing investigation and any additional investigations that may arise in connection with the historical conduct of the business are resolved, the trading prices of our securities may be adversely affected, and it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurs in any such investigation, we could be required to pay civil and/or criminal fines or penalties, or be subjected to other types of sanctions, which could have a material adverse effect on our operations. The trading prices for our securities or our ability to access the capital markets and our business and financial condition could be further materially adversely affected.

The impact of ongoing purported securities class action, derivative and insurance-related litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our Consolidated Financial Statements. The potential liability from any such litigation or regulatory action could adversely affect our business.

In connection with the restatements of our Consolidated Financial Statements described herein, we and certain of our former and current officers and directors have been named as defendants in a number of lawsuits, including purported class action and stockholder derivative suits. We cannot currently predict the impact or outcome of these litigations, which could be material. The continuation and outcome of these lawsuits and related ongoing investigations, as well as the initiation of similar suits and investigations, may have a material adverse impact on our results of operations and financial condition.

As a result of the restatements of our Consolidated Financial Statements described herein, we could become subject to additional purported class action, derivative or other securities litigation. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. The initiation of any additional securities litigation or investigations, together with the lawsuits and investigations described above, may also harm our business and financial condition.

Until the existing litigation and regulatory investigations, any additional litigation or regulatory investigation, and any claims or issues that may arise in connection with the historical conduct of the business are resolved, it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further adversely affected.

We could experience a material adverse result if our insurance coverage is insufficient to cover losses that may occur as a result of the litigation.

The Company has received a reservation of rights notice from its insurance carriers regarding coverage under the Directors and Officers liability insurance policies. If an adverse judgment is rendered or a settlement is reached in excess of the insurance coverage limits, the Company may experience a material adverse impact on its financial condition.

For a further description of the nature and status of these legal proceedings, see Item 3 – Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

The information set forth in Item 3 of this report regarding SEC proceedings is incorporated herein by reference.

Item 2.	Properties.

Our principal executive and administrative office is located in Ann Arbor, Michigan. The following table provides certain summary information in square feet with respect to the facilities that we own or lease in connection with our businesses as of December 31, 2005:

	PQED	PQIL	PQBS	Corporate	Total
Owned	—	—	90,944	—	90,944
Leased	157,244	283,112	171,678	14,238	626,272

Total	157,244	283,112	262,622	14,238	717,216

We lease facilities primarily in the U.S., Canada, and the United Kingdom (“U.K.”). We believe that the termination of any one of the leases, some of which are long-term, would not significantly affect our operations. The only facility we owned as of December 31, 2005 was sold as part of the sale of PQBS in November 2006.

The Company announced plans after the sale of PQBS and PQIL to transition all of its corporate functions from its Ann Arbor headquarters to Dallas during 2007. The Company anticipates that the office space currently leased by PQED will be sufficient for its operations once the transition is complete and that the office space it leases in Ann Arbor will be surplus to its needs.

We believe the buildings and equipment used in our operations (whether owned or leased) generally to be in good condition and adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings.

Putative Securities Class Actions

Between February and April 2006, four putative securities class actions, now consolidated and designated In re ProQuest Company Securities Litigation, were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its former and then-current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On May 2, 2006, the Court ordered the four cases consolidated and appointed lead plaintiffs and lead plaintiffs’ counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements. Lead Plaintiffs subsequently asked the Court to lift the stay of proceedings to enable them to file a Consolidated Complaint, which they did on July 17, 2006. Defendants filed motions for sanctions under Federal Rule of Civil Procedure 11 and to dismiss the Consolidated Complaint on October 13 and 16, 2006, respectively. Rather than respond to these motions, Lead Plaintiffs moved to reinstate the stay of proceedings, which was granted. On December 4, 2006, the Court again lifted the stay of proceedings and ordered Lead Plaintiffs to either respond to the previously filed motions to dismiss and for sanctions, or to file an Amended Consolidated Complaint. On January 24, 2007, Lead Plaintiffs filed their Amended Consolidated Complaint, which defendants moved to dismiss on March 15, 2007. The briefing on the motion to dismiss is complete. The stay of discovery mandated by the Private Securities Litigation Reform Act remains in effect. It is not yet possible to determine the ultimate outcome of these actions. The Company intends to defend itself vigorously.

Stockholder Derivative Lawsuits

On April 18, 2006, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Michigan, purportedly on behalf of the Company against certain current and former officers and directors of the Company by one of the Company’s stockholders, John H. Fringer. This lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment. On June 5, 2006, Hon. Avern Cohn entered a stipulated Order staying the litigation pending completion of the Company’s restatement and special litigation committee investigation and consolidating any future derivative actions filed in the Eastern District of Michigan with the current action.

On December 19, 2006, a second stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Michigan by another of the Company’s stockholders, John A. Bricker, Jr. The action purports to bring claims on behalf of the Company against the same defendants named in the Fringer action as well as certain other current and former officers and directors of the Company and one of its subsidiaries. The Bricker complaint purports to assert claims for disgorgement under the Sarbanes-Oxley Act of 2002, violation of Exchange Act Section 10(b) as well as the associated Rule 10b-5, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission, and constructive trust. The action has been transferred to Hon. Avern Cohn and, pursuant to the stipulated Order in the Fringer action, consolidated with Fringer and stayed pending completion of the Company’s restatement and special litigation committee investigation. Plaintiffs have requested restitution and disgorgement of bonuses, and trading proceeds under Sarbanes-Oxley Act of 2002, as well as other unspecified monetary damages. It is not yet possible to determine the ultimate outcome of this action.

Securities and Exchange Commission Investigation

In February 2006, the Division of Enforcement of the SEC commenced an informal inquiry regarding the Company’s announcement of a possible restatement. In April 2006, the Division of Enforcement of the SEC commenced a formal, non-public investigation in connection with the Company’s restatement. The Company continues to cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.

Employee Retirement Income Security Act (“ERISA”) Action

On May 22, 2006, a former employee and participant in the Company’s 401(k) Defined Contribution Plan filed a lawsuit in the United States District Court for the Eastern District of Michigan challenging the inclusion of Company Stock as an investment option for participants to select. The action purports to represent a class of all similarly-situated plan participants and names the Company, as well as numerous officers and directors, as defendants. The Company moved to dismiss the lawsuit on November 30, 2006, on the grounds that the plaintiff has no standing to bring this action and that it fails to state a legal claim. On April 23, 2007, the court granted the Company’s motion to dismiss.

Data Driven Software Corporation vs. Voyager Expanded Learning et al.

Voyager is a defendant in an arbitration styled:

No. 71 117 Y 00238 06; Data Driven Software Corporation

f/k/a Edsoft Software Corporation v. Voyager Expanded

Learning, Inc.; Emery Randolph Best; Jeri A. Nowakowski;

Matthew Peter Hunter; Stephan Randal Black; Dallas,

Texas

This case relates to claims by Edsoft Software Corporation, now known as Data Driven Software Corporation (“Edsoft” or “Claimant”), that Voyager violated a consulting agreement in connection with misappropriation of ideas and trade secrets, as well as ownership of intellectual property. In this arbitration they claim that Voyager committed these acts in relationship to a patent known as the ‘413 Patent, which it secured from the United States Patent Office. The claims also involve alleged breaches of contract, declaratory judgment action for ownership of the Patent and/or other methods and software from programs of Voyager. The Claimant seeks monetary damages from Voyager for lost profits and against certain individuals for unjust enrichment. The arbitration is currently set for hearing on September 10, 2007 in Dallas, Texas. At this time it is not possible to determine the ultimate outcome of this case, although Voyager is vigorously defending the case.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Shareholders during the fourth quarter of our fiscal year ended December 31, 2005.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On March 28, 2007, the NYSE suspended the trading of the Company’s securities and, thereafter, the common stock of the Company began being quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol PQES.PK. On July 2, 2007, consistent with its Corporate name change, the Company began being quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol VLCY.PK.

As of August 15, 2007, there were 797 holders of record of our common stock.

The high and low closing prices of our common stock on the NYSE were as follows:

	2005		2004
Fiscal Quarter	High	Low	High	Low
First	$36.77	$28.09	$32.39	$28.48
Second	37.89	31.00	31.73	25.12
Third	36.67	32.89	27.00	24.17
Fourth	36.79	27.76	32.11	24.74

	2007		2006
Fiscal Quarter	High	Low	High	Low
First	$12.14	$8.23	$29.75	$20.97
Second	10.36	8.32	22.46	10.66
Third	—	—	13.57	11.20
Fourth	—	—	14.20	9.26

We made no share repurchases during the quarter ended December 31, 2005.

We have not declared or paid any cash dividends to our shareholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Item 6.	Selected Financial Data.

The following selected consolidated financial and operating data have been derived from our Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended December 31, 2005. Fiscal years 2001 to 2004 have been restated to reflect adjustments and reclassifications to information previously reported on Form 10-K. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated

Financial Statements and the accompanying notes included elsewhere herein. Our historical financial data will not be indicative of our future performance as a result of recent divestitures. Further information on these adjustments and reclassifications can be found in Note 2 to our Consolidated Financial Statements included herein.

See Note 24 to our Consolidated Financial Statements included herein for events subsequent to December 31, 2005.

	Fiscal
(Dollars in thousands, except per share data)	2005 (4)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)
Continuing Operations Data: (1) (2)
Net sales	$545,913	$439,644	$433,508	$398,316	$364,901
Cost of sales	(274,513)	(225,884)	(217,734)	(187,533)	(174,952)

Gross profit	271,400	213,760	215,774	210,783	189,949
Research and development expense	(29,573)	(24,656)	(26,322)	(27,255)	(24,149)
Selling and administrative expense	(214,679)	(158,583)	(149,687)	(125,063)	(125,899)
Other income	—	—	775	(1)	1
Goodwill and long-lived assset impairment (3)	(557)	(180,503)	—	—	—
Gain (loss) on sales of assets	2,315	900	—	(118)	(4,052)

Earnings (loss) from continuing operations before interest, income taxes, and equity in earnings of affiliate	28,906	(149,082)	40,540	58,346	35,850
Net interest expense	(33,017)	(17,112)	(17,918)	(31,347)	(36,922)
Income tax (expense) benefit (5)	(10,702)	(28,692)	(7,602)	(15,409)	4,204
Equity in earnings (loss) of affiliate (less applicable income taxes of $186, $335, $274, $0 and $0, respectively)	320	573	443	—	(13,374)

Earnings (loss) from continuing operations	$(14,493)	$(194,313)	$15,463	$11,590	$(10,242)

Diluted earnings (loss) from continuing operations per common share	$(0.49)	$(6.81)	$0.54	$0.44	$(0.43)

	At the End of Fiscal
(Dollars in thousands)	2005 (4)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)
Balance Sheet Data:
Cash and cash equivalents	$30,957	$4,313	$3,809	$1,980	$495
Total assets	917,114	535,968	715,390	628,399	628,416
Long-term debt, less current maturities	11,317	164,487	204,040	194,667	264,445
Total debt (6)	534,025	179,735	214,836	201,611	270,920
Total shareholders’ equity (deficit)	(52,690)	(51,073)	116,911	79,283	(73,860)

Footnotes to the Selected Financial Data:

(1)	In June 2004, we sold our Dealer Management System (“DMS”) business, which was a component of PQBS. In fiscal 2001, we completed the divestiture of our Imaging, Mail and Messaging Technologies, and finance-related businesses. Accordingly, the operating results of these businesses have been segregated from our continuing operations, and are separately reported as discontinued operations in our Consolidated Financial Statements.

(2)	The restatement reduced earnings from continuing operations for 2004 by $247.0 million; 2003 by $31.2 million; 2002 by $28.3 million; and 2001 by $21.1 million. In addition, net expense adjustments for periods prior to 2001 totaling $8.1 million have been recorded to the beginning balance of retained earnings for 2001.

(3)	The magnitude of the decline in earnings as a result of the financial restatement lead us to re-perform the annual impairment testing of goodwill. As a result of this testing, we have determined that we experienced goodwill impairment for the PQIL business unit in 2004. See Note 8 to our Consolidated Financial Statements included herein for further details. As a result of the sale of assets to NAPC and the manufacturing agreement with NAPC, we recorded an impairment on long-lived assets in 2005 related to a portion of capitalized software that would no longer be utilized. See Note 4 to our Consolidated Financial Statements included herein for further details.

(4)	On January 31, 2005, we acquired all the outstanding ownership interest in Voyager Expanded Learning, Inc. The results of Voyager’s operations subsequent to the acquisition on January 31, 2005 are included in our Consolidated Financial Statements.

(5)	Tax expense in 2004 reflects an increase in deferred tax expense of $25.1 million to reflect the impact of a reassessment of valuation allowances against deferred tax assets as a result of restatement adjustments.

(6)	Upon closing on the sale of PQBS on November 28, 2006, we made a pro-rata payment of 89% of the principal then outstanding under our 2002 Notes, our 2005 Notes and our Credit Agreement. Upon closing on the sale of PQIL on February 9, 2007, we paid our remaining balances owed to our bank lenders and Noteholders and were released from all obligations under the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement, and the Credit Agreement.

A summary of the restatement adjustments by selected financial data line item is as follows:

	Fiscal
(Dollars in thousands, except per share data)	2004 Summary of Adjustments	2003 Summary of Adjustments	2002 Summary of Adjustments	2001 Summary of Adjustments
Continuing Operations Data:
Net sales increase (decrease)	$(23,170)	$(17,507)	$(14,510)	$(21,148)
Cost of sales (increase) decrease	4,431	4,226	9,051	5,991

Gross profit increase (decrease)	(18,739)	(13,281)	(5,459)	(15,157)
Research and development expense (increase) decrease	(8,053)	(7,955)	(6,310)	(4,645)
Selling and administrative expense (increase) decrease	(37,991)	(27,436)	(15,052)	(6,398)
Other Income (loss)	—	—	(1)	1
Goodwill impairment (increase) decrease	(180,503)	—	—	—
Gain (loss) on sales of assets	—	—	(118)	(1,740)

Earnings (loss) from continuing operations before interest, income taxes, and equity in earnings of affiliate	(245,286)	(48,672)	(26,940)	(27,939)
Net interest expense (benefit)	(677)	(779)	(2,425)	(12,248)
Income tax expense (benefit)	(1,653)	17,761	1,040	19,068
Equity in earnings (loss) of affiliate (less applicable income taxes of $335, $274, $0 and $0, respectively)	573	443	—	—

Earnings (loss) from continuing operations	$(247,043)	$(31,247)	$(28,325)	$(21,119)

Diluted earnings (loss) from continuing operations per common share	$(8.64)	$(1.10)	$(1.06)	$(0.88)

	At the End of Fiscal
(Dollars in thousands)	2004 Summary of Adjustments	2003 Summary of Adjustments	2002 Summary of Adjustments	2001 Summary of Adjustments
Balance Sheet Data:
Cash and cash equivalents	$—	$(214)	$198	$—
Total assets	(216,961)	(8,646)	(3,118)	22,049
Long-term debt, less current maturities	14,487	13,040	7,667	11,663
Total debt	24,735	23,836	14,611	17,846
Total shareholders’ equity (deficit)	(320,794)	(70,489)	(50,473)	(28,788)

A summary of the restatement adjustments by category for 2001 and 2002 is presented below. See Note 2 to our Consolidated Financial Statements included herein for fiscal year 2003 and 2004.

Effect of the Restatement on each line in the Consolidated Statements of Operations:

(in thousands)

	As previously reported	Acquisition purchase price adjust- ments	Commission expense adjust- ments	Royalty sales adjust- ments	Net Sales adjust- ments	Royalty expense adjust- ments	Accounts receivable adjust- ments	Lease transaction adjust- ments	Foreign subsidiary adjust- ments	Capitalized cost adjust- ments	Manual journal entry adjust- ments	Miscellaneous accrual adjust- ments	Other adjust- ments	PQBS adjust- ments	As restated
Fiscal Year 2002:
Net Sales	$412,826	$(4,169)	$—	$(779)	$(5,398)	$—	$181	$—	$(651)	$—	$(3,694)	$—	$—	$—	$398,316
Cost of sales	(196,584)	(472)	—	—	141	(6,633)	—	2,531	2,124	2,365	3,374	(59)	5,760	(80)	(187,533)

Gross profit	216,242	(4,641)	—	(779)	(5,257)	(6,633)	181	2,531	1,473	2,365	(320)	(59)	5,760	(80)	210,783
Research and development expense	(20,945)	(3)	—	—	—	—	—	—	(2)	(6,305)	—	—	—	—	(27,255)
Selling and administrative expense	(110,011)	(3,458)	(490)	456	(753)	—	—	(639)	(2,010)	(3,857)	(577)	698	(4,683)	261	(125,063)
Other income	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—	(1)
Gain on sale of assets	—	—	—	—	—	—	—	—	—	(118)	—	—	—	—	(118)

Earnings from continuing operations before interest, income taxes and equity in earnings of affiliate	85,286	(8,102)	(490)	(323)	(6,010)	(6,633)	181	1,892	(540)	(7,915)	(897)	639	1,077	181	58,346
Net interest expense:
Interest income	4,791	—	—	—	321	—	—	—	16	—	—	16	—	—	5,144
Interest expense	(33,713)	—	—	—	—	—	—	(1,255)	(11)	206	—	—	(1,718)	—	(36,491)

Net interest expense	(28,922)	—	—	—	321	—	—	(1,255)	5	206	—	16	(1,718)	—	(31,347)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$56,364	$(8,102)	$(490)	$(323)	$(5,689)	$(6,633)	$181	$637	$(535)	$(7,709)	$(897)	$655	$(641)	$181	$26,999

Fiscal Year 2001:
Net Sales	$386,049	$(423)	$—	$—	$(18,604)	$—	$(538)	$—	$(1,583)	$—	$—	$—	$—	$—	$364,901
Cost of sales	(180,943)	—	—	—	—	(260)	—	(3,708)	15	4,460	—	—	5,484	—	(174,952)

Gross profit	205,106	(423)	—	—	(18,604)	(260)	(538)	(3,708)	(1,568)	4,460	—	—	5,484	—	189,949
Research and development expense	(19,504)	(6)	—	—	—	—	—	—	(798)	(3,841)	—	—	—	—	(24,149)
Selling and administrative expense	(119,501)	(358)	(1,631)	—	—	—	—	594	2,230	(1,940)	(229)	(1,033)	(4,369)	338	(125,899)
Other income	—	—	—	—	—	—	—	—	1	—	—	—	—	—	1
Gain on sale of assets	(2,312)	—	—	—	—	—	—	—	—	(1,740)	—	—	—	—	(4,052)

Earnings from continuing operations before interest, income taxes and equity in earnings of affiliate	63,789	(787)	(1,631)	—	(18,604)	(260)	(538)	(3,114)	(135)	(3,061)	(229)	(1,033)	1,115	338	35,850
Net interest expense:
Interest income	1,159	—	—	—	157	—	—	—	—	—	—	8	—	—	1,324
Interest expense	(25,833)	—	—	—	—	—	—	(1,131)	(10)	35	—	—	(11,307)	—	(38,246)

Net interest expense	(24,674)	—	—	—	157	—	—	(1,131)	(10)	35	—	8	(11,307)	—	(36,922)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$39,115	$(787)	$(1,631)	$—	$(18,447)	$(260)	$(538)	$(4,245)	$(145)	$(3,026)	$(229)	$(1,025)	$(10,192)	$338	$(1,072)

The restatement adjustments for fiscal years 2002 and 2001 are of the same nature and consistent with the adjustments for fiscal years 2004 and 2003 described in detail in Note 2 to our Consolidated Financial Statements included herein.

In addition, adjustments related to years prior to 2001 totaling $8.1 million have been recorded to retained earnings. A summary of these adjustments by restatement category is as follows:

	December 30, 2000 as previously reported	Acquisition purchase price adjust- ments	Commi- ssion expense adjust- ment	Net sales adjust- ments	Royalty expense adjust- ment	Accounts receivable adjust- ments	Lease transa- ction adjust- ments	Capital- ized cost adjust- ment	Manual journal entry adjust- ments	Misce- llaneous accruals adjust- ments	Other adjust- ments	Income tax Adjust- ments	PBS Adjust- ment	December 30, 2000 As Restated
Periods prior to 2001:
Retained earnings
(accumulated deficit)	$(213,615)	$(302)	$1,032	$(902)	$252	$(1,513)	$(2,328)	$(4,466)	$(447)	$(1,545)	$(8)	$1,710	$406	$(221,726)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report for the year ended December 31, 2005.

Organization of Information

Management’s Discussion and Analysis includes the following sections:

•	Overview

•	Restatement

•	Critical Accounting Policies

•	Results of Operations

•	Fiscal Year 2005 Compared to Fiscal Year 2004

•	Fiscal Year 2004 Compared to Fiscal Year 2003

•	International Operations

•	Liquidity and Capital Resources

•	Financial Condition

•	Capital Expenditures and Outlook

•	Commitments and Contractual Obligations

•	Seasonality

•	Recently Issued Financial Accounting Standards

Overview

We have been a leading publisher of solutions for the education, automotive and power equipment markets. In fiscal 2005, we provided products and services to our customers through three business segments:

•	ProQuest Education (“PQED”);

•	ProQuest Information and Learning (“PQIL”); and

•	ProQuest Business Solutions (“PQBS”).

Our PQED segment, which primarily serves the K-12 education market, provides in-school core reading programs, reading and math intervention programs, professional development programs and subscription-based online sites for downloadable teacher materials for school districts throughout the United States. The PQIL segment primarily served the education market. In 2005, PQIL collected, organized, and published content from a wide range of sources including newspapers, periodicals, and books. In 2005, the PQBS segment was primarily engaged in the delivery in electronic form of comprehensive parts and service information for the automotive and outdoor power market (motorcycle, marine, recreational vehicle, lawn & garden, and heavy equipment), warranty products for the automotive and outdoor power market, and business performance products and services for the automotive market.

In November 2006, we sold PQBS to Snap-on Incorporated for $508 million, subject to adjustments including changes in working capital, and the assumption of approximately $19 million of debt in the form of monetized future billings. In February 2007, we sold PQIL for $222.3 million, subject to a reduction in purchase price for assumed liabilities of approximately $4 million and a working capital adjustment. See Note 24 to our Consolidated Financial Statements included herein.

Financial information for each of our business segments and operations by geographic area is contained in Note 3 to our Consolidated Financial Statements included herein which is incorporated herein by reference.

Restatement

Through this Annual Report on Form 10-K, the Company is restating its Consolidated Financial Statements for fiscal years 2003 and 2004 and for the first three quarters of 2005 (the “Restatement”). This Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2001 and 2002. Adjustments related to periods prior to 2001 have been made to retained earnings. The determination to restate these financial statements was made on February 8, 2006 by the Audit Committee of the Company’s Board of Directors after discussions with KPMG LLP, the Company’s independent registered public accounting firm. The Audit Committee promptly initiated an investigation (the “Audit Committee Investigation”) which examined, among other things, the Company’s policies and practices for purchase accounting, lease accounting, posting of manual journal entries, accounting for commissions, accounting for royalties paid and received, accounting for deferred revenue, and capitalization of costs incurred for internal use software and product masters.

During the review and investigation of these items, the Company determined that certain other adjustments to correct errors in accounting and to reclassify certain expense items in the Statement of Operations were required to the Company’s Consolidated Financial Statements. Further information on these adjustments and reclassifications can be found in Note 2 to our Consolidated Financial Statements included herein.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates including those related to accounting for revenue recognition, royalties, impairment of product masters and goodwill, capitalization and depreciation, allowance for doubtful accounts, inventory reserves, income taxes, and other contingencies. We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily available from other sources. Actual results may differ from these estimates, which could have a material impact on our financial statements. Our significant accounting policies are described in Note 1, “Significant Accounting Policies”, to our Consolidated Financial Statements included herein.

Net Sales. We derive revenue from licenses of database content, sales of microfilm subscriptions, microfilm backfile sales, paper products, service, software, equipment, and product royalties. Services consist of training and installation with respect to our Automotive Parts and Service Products (“APSP”) and performance management products, as well as training, implementation, and support services at PQED that include reporting results from a data management system that serves as a performance assessment tool for some of the users of PQED’s programs.

Voyager Products (PQED)

Voyager’s revenues are derived from sales of its reading and math solutions to school districts across the U.S. Sales include educational kits for individual students, teachers, and classrooms. We also sell professional development programs for educators. Most of the revenue from the sale of the reading and math solutions is recognized when product is shipped to or received by the customer. The remaining revenue is recognized over the period services are delivered, such as professional development training for teachers. The division of revenue between the shipped materials and the ongoing support is determined in accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). For our professional development courses, which include an internet delivery component, revenue is recognized over the contractual delivery period, typically nine to twelve months.

ExploreLearning and LearningPage (PQED)

ExploreLearning and LearningPage derive revenue from sales of subscriptions to reading, math and science teaching materials available online. Typically, the subscriptions run the course of an academic year and the revenue is recognized ratably over the period the online access is available to the customer.

Published Products (PQIL)

PQIL’s published products provide users with access to our comprehensive databases, including Historical Newspapers, Early English Books Online (“EEBO”), e-dissertations, and topic specific products on either a subscription basis that normally covers twelve months, or through a perpetual access license. PQIL follows the guidance under Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and SAB 104, “Revenue Recognition” (“SAB 104”) for all subscription products. Revenue from subscription agreements is recognized ratably over the term of the subscription, including any free before or after periods, using the straight-line method. For sales of perpetual access licenses, revenue is recognized over the greater of one year or the applicable period if the perpetual access license is associated with a subscription or data access agreement.

General Reference Products (PQIL)

For PQIL’s general reference products, customers purchase access to periodicals, newspapers, and other resources contained in our databases in exchange for a fee that normally covers a subscription period of twelve months. Revenue from subscription agreements is recognized ratably over the term of the subscription, including any free before or after periods, using the straight-line method.

PQIL provides content on a wholesale basis to information companies such as Factiva and LexisNexis. We receive a royalty from these wholesalers based on the usage of our products by their customers. We recognize this revenue based on the earlier of notification of the amount of royalty or actual receipt of royalty payment from the customer.

Traditional Products (PQIL)

In 2004 and 2005, PQIL derived revenue from sales of microform subscriptions and back files, publishing fees, and sales of dissertations. For newspaper subscription products, revenue is recognized ratably over the term of the subscription, which is normally twelve to fourteen months, and includes any free before and after periods. For periodical subscription products, we accumulate the product on microfilm and ship the completed set to our customers quarterly or annually. Revenue for these products is recognized when the product is shipped. For our back file products, dissertations and publishing fees, revenue is also recognized when the product is shipped.

Parts and Service Products (PQBS)

A majority of the APSP revenue is related to multiple element contracts in which PQBS provides hardware, training and installation, database content licenses, and ongoing support to our customers. PQBS follows the guidance under EITF 00-21 in allocating the contract revenue to the contract’s various elements. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 prescribes that in circumstances where there are multiple units of accounting in a contract, revenue should be allocated to each unit based on fair value, irrespective of the amount ascribed in the contract. Management’s judgment is required to determine fair value and this determination is typically based on our pricing of similar products that are not part of a multi-element arrangement and/or pricing of a market competitor. PQBS follows SAB 101 and SAB 104 for determination of revenue recognition. Assuming vendor specific objective evidence (“VSOE”) exists for all elements, the amount assigned to the hardware value is recognized upon shipment of the hardware to the customer. The amounts assigned to training and installation are recognized as the services are performed. The amounts assigned to the database licenses and the ongoing support is recognized over the term of the contract, typically 24 to 60 months.

We provide certain APSP customers with the option to bundle hardware, training, and installation costs into monthly payments. An interest factor of approximately 8% is charged for the bundled items and recorded as deferred interest income and recognized as interest income over the collection period. The receivable related to these items and the related deferred interest income is recorded in “Long–term Receivables” in our Consolidated Financial Statements.

We also provide Parts and Service Products (“PSP”) for the power equipment markets. Certain of these products are highly customized for the individual customer. As such, PQBS follows the guidance under EITF 00-21, which addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 prescribes that in circumstances where there are multiple units of accounting in a contract, revenue should be allocated to each unit based on fair value, irrespective of the amount ascribed in the contract. Determination of fair value is judgmental and is typically based on our pricing of similar products that are not part of a multi-element arrangement and/or pricing of a market competitor. PQBS follows SAB 101, SAB 104 and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), for determination of revenue recognition. Software revenue is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed, and collectibility is probable. Initial license and project management fees are recognized over the term of the contract. An annual license fee is charged and is recognized ratably over the year. Ongoing services revenue is recognized over the term of the contract.

Performance Management Products (PQBS)

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

Cost of Sales. Cost of sales consists of product and service costs. Product costs include production costs, depreciation of electronic and microfilm product masters, amortization of capitalized software costs, royalties for the use of content, Internet hosting costs, and technical support costs. Service costs consist primarily of installation and training costs, including personnel, materials, facilities, and travel costs. These costs of sales are generally recognized as incurred, except for amortization-related expenses associated with capitalized product masters, curriculum, and internal use software. See the discussion below in “Critical Accounting Policies - Capitalization and Depreciation”.

Research and Development Expense. Our research and development expenditures include expenses primarily for database development and information delivery systems. We expense all software development costs associated with products until technological feasibility is established. Research and development also includes certain costs of developing curriculum.

Selling and Administrative Expense. Our selling expenses primarily consist of salaries and compensation paid to employees engaged in sales and marketing activities, advertising, and promotional materials, public relations costs, and travel. Administrative expenses principally consist of salaries and compensation paid to our executives and other corporate employees, as well as incidental costs incurred in managing our business.

Discontinued Operations. We sold our Dealer Management Systems (“DMS”) business, which was a component of PQBS, in fiscal 2004. Accordingly, the operating results of this business have been segregated from our continuing operations and are separately reported as discontinued operations in the Consolidated Financial Statements.

On October 28, 2005, we sold certain assets related to PQIL’s periodical microfilm and coursepack operations to NAPC. Because the sale consisted of assets for which there was no separate financial reporting that could be clearly distinguished from continuing operations, the operating results and gain on the sale on these assets are included in continuing operations.

Acquisitions. On January 31, 2005, we acquired Voyager and on February 25, 2005, we acquired ExploreLearning. These businesses and LearningPage (formerly Reading A to Z), which we acquired in 2004, were combined to create the PQED reporting segment. The results of Voyager’s and ExploreLearning’s operations subsequent to the acquisition date are included in the Consolidated Financial Statements.

Royalties. Royalty expense at PQIL, which is included in “Cost of Sales” in our Consolidated Statement of Operations, is recorded monthly based on monthly revenue and historical average royalty rates by product line. Royalty rates by product line are reviewed on an ongoing basis to ensure that estimates are appropriate and take into consideration any significant changes to the royalty calculations or contractual minimum royalties due to the individual publisher. Estimates are necessary since revenue, which drives royalty payments, fluctuates monthly while most royalties are paid annually, semi-annually, or quarterly. Royalty accruals are reviewed periodically to ensure we have adequately accrued for estimated future royalty payments.

Commissions. One of the incremental direct costs associated with product sales is commission expense. We apply guidance from SAB No 101 and SAB No 104 for determining expense recognition. Commission expense associated with subscription contracts is deferred and recognized over the term of the contracts.

Investments. Investments are accounted for using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in whether the equity method of accounting is appropriate. We record our investments in equity method investees as “Investments in Affiliate” in our Consolidated Balance Sheet. Income of investments accounted for using the equity method is reported as “Equity in Earnings of Affiliate” in our Consolidated Statement of Operations.

Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows expected to result from use and residual proceeds net of costs. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether these assets are impaired involves significant judgment based on long-term and short-term projections of future performance.

Impairment of Goodwill. We review the carrying value of goodwill for impairment annually based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This annual analysis is performed during the second fiscal quarter, based on the goodwill balance as of the end of the first fiscal quarter. The impairment test requires us to compare the fair value of each reporting unit to its carrying value. The determination whether these assets are impaired involves significant judgment based on long-term and short-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded goodwill balances.

Capitalization and Depreciation of Property, Plant, Equipment, Developed Curriculum, and Product Masters. A fixed asset is recognized for items with a purchase price over one thousand dollars and an estimated useful life of greater than one year. We currently employ the straight-line depreciation method for all fixed assets over the estimated useful life of the asset, except for PQIL product masters. Traditional products (microfilm and microfiche) and electronic products each have capitalizable “product masters”. Costs associated with the creation of traditional and electronic product masters are capitalized. For product masters, PQIL uses the double declining balance method of depreciation over a 10 year useful life as this methodology most closely matches how we believe revenue is generated from content. In order to facilitate the timely determination of depreciation expense for the year, we use a half-year convention for depreciation. For new curriculum development costs in PQED, appropriate costs are capitalized and amortized over the expected lives of the education programs. Curriculum development costs on programs with expected lives less than one year are expensed as incurred. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment, 3 years for PQED developed curriculum and 10 years for product masters.

Acquired Curriculum. Acquired curriculum is the curriculum acquired in the amount of $97 million resulting from the acquisition of Voyager in the first quarter of 2005. Acquired curriculum includes research and studies that went into developing the core teaching and assessment methodologies that were acquired with Voyager. The fair value of acquired curriculum was determined by a third party and is being amortized over 10 years on a sum of year’s digits basis.

Software Capitalization. We follow the guidance in SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) for capitalizing software projects for internal use. We consider the following two characteristics when evaluating whether software qualifies as software developed or obtained for internal use:

•	The software is internally developed, acquired, or modified solely to meet our internal needs.

•	During the software’s development or modification, no substantive plan exists or is being developed to market the software externally.

In accordance with SOP 98-1, three stages are identified in the development of internal use software:

•	preliminary project stage

•	application development stage

•	post implementation / operating stage

We capitalize computer software costs incurred during the second stage only, application development. All other costs incurred in connection with internal use software are expensed as incurred.

During the internal accounting review, we discovered PQIL accounting for the costs of computer software developed or obtained for internal use was not in accordance with SOP 98-1. Due to a lack of detailed, contemporaneous, corroborative evidence, the company was required to develop a cost study and methodology to support the internal and external costs to be capitalized for the development of internal use software. Using this cost study and methodology, the Company reconstructed the capitalized asset balances following guidance set forth in SOP 98-1. These reconstructed balances were compared to existing general ledger balances to determine adjusting entries to the amounts previously capitalized for computer software developed or obtained for internal-use.

We follow SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”) for software projects related to external use.

According to SFAS No. 86, all costs related to software development for software to be sold, leased, or otherwise marketed can be categorized into two types of costs:

•	Research and development costs which are incurred internally in creating a computer software product prior to establishing technological feasibility.

•	Software production costs incurred after technological feasibility has been established.

The first type of costs is expensed as incurred. The second type of cost is capitalized and amortized over the estimated economic life of the product. All of our software development for software to be sold, leased or otherwise marketed is amortized on a straight-line basis primarily over three to five years. Software that is purchased with a license is amortized over the life of the related license.

Allowance for Doubtful Accounts. We estimate a reserve for outstanding accounts receivable. There are two elements to the calculation of this reserve:

•	Specific identification of invoices that are at risk due to performance problems or impending bankruptcy.

•	An allowance for all other outstanding receivables is calculated based on historical data, length of time outstanding, and other known factors.

Doubtful account reserves are reviewed on a quarterly basis and required adjustments, if any, are made.

Reserve for Obsolete Inventory. We estimate a reserve for obsolete inventory. Inventory reserves are reviewed on a periodic basis and required adjustments, if any, are made.

Equity Securities. We classify our investments in equity securities as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Our available-for-sale securities represent assets held in a rabbi trust, related to an executive deferred compensation plan, that permits immediate diversification by the employee. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in “Other comprehensive income” on our Consolidated Balance Sheet. The estimated fair market values of investments are based on quoted market prices as of the end of the reporting period.

Income Taxes. Provision is made for the expense, or benefit, associated with taxes based on income. The provision for income taxes is based on laws currently enacted in every jurisdiction in which we do business and considers laws mitigating the taxation of the same income by more than one jurisdiction. Significant judgment is required in determining income tax expense, current tax receivables and payables, deferred tax assets and liabilities, and valuation allowance recorded against the net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in assessing whether deferred tax assets will be realized in future periods. If, after consideration of these factors, management believes it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance is established. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

Other Contingencies. Other contingencies are recorded when it is probable that a liability exists and the value can be reasonably estimated.

Results of Operations

	Fiscal
(Dollars in millions)	2005		2004 (Restated)		2003 (Restated)
	Amount	% of sales	Amount	% of sales	Amount	% of sales
Net sales	$545.9	100.0	$439.6	100.0	$433.5	100.0
Cost of sales	(274.5)	(50.3)	(225.9)	(51.4)	(217.7)	(50.2)

Gross profit	271.4	49.7	213.7	48.6	215.8	49.8
Research and development expense	(29.6)	(5.4)	(24.6)	(5.6)	(26.3)	(6.1)
Selling and administrative expense	(214.7)	(39.3)	(158.6)	(36.1)	(149.7)	(34.5)
Other income	—	—	—	—	0.8	0.2
Goodwill and long-lived asset impairment	(0.5)	(0.1)	(180.5)	(41.0)	—	—
Gain on sale of fixed assets	2.3	0.4	0.9	0.2	—	—

Earnings (loss) from continuing operations before interest, income taxes, and equity in earnings of affiliate	28.9	5.3	(149.1)	(33.9)	40.6	9.4
Net interest expense	(33.0)	(6.0)	(17.1)	(3.9)	(17.9)	(4.1)
Income tax expense	(10.7)	(2.0)	(28.7)	(6.5)	(7.6)	(1.8)
Equity in earnings of affiliate (less applicable income taxes of $0.2, $0.3 and $0.3, respectively	0.3	—	0.6	0.1	0.4	0.1

Earnings (loss) from continuing operations	$(14.5)	(2.7)	$(194.3)	(44.2)	$15.5	3.6

Fiscal Year 2005 Compared to Fiscal Year 2004

Voyager and ExploreLearning were both acquired during fiscal year 2005; therefore, no comparative data is presented below. LearningPage (formerly Reading A-Z) was acquired in fiscal year 2004, did not have a material impact on segment reporting, and is included in the PQIL results for fiscal year 2004. In 2005, with the establishment of the new PQED reporting segment, results of LearningPage are included in the PQED reporting segment on a prospective basis.

Net Sales.

(Dollars in millions)	2005	2004 (Restated)
PQED
Reading Programs	$81.3	$—
Math and Science Programs	1.6	—
Professional Development	4.3	—
Other	3.8	—

TOTAL PQED	$91.0	$—

PQIL
Published Products	$132.8	$110.5
General Reference Products	54.3	52.0
Traditional Products	74.9	91.8
Classroom Products	9.4	13.6

TOTAL PQIL	$271.4	$267.9

PQBS
Automotive Group	$173.5	$162.2
Power Equipment-Electronic	8.5	8.2
Other	1.5	1.3

TOTAL PQBS	$183.5	$171.7

TOTAL COMPANY	$545.9	$439.6

With the addition of the PQED business contributing $91 million in net sales, total Company net sales from continuing operations increased $106.3 million, or 24.2%, to $545.9 million in 2005. By quarter, 2005 total Company net sales increased over 2004 net sales by 16.0%, 22.9%, 38.4%, and 19.6% for the first through fourth quarters, respectively. Net sales for PQED were $7.1 million, $20.7 million, $33.3 million, and $29.9 million for the first through fourth quarters of 2005, respectively.

PQIL Net Sales

PQIL net sales increased 1.3% year over year to $271.4 million. By quarter, 2005 PQIL net sales increased over 2004 net sales by 11.4%, 0.7%, and 6.2% for the first through third quarters, respectively. PQIL net sales decreased over 2004 net sales by 10.7% for the fourth quarter.

Published Products(PQIL)

Sale of PQIL published products grew $22.3 million, or 20.2%, to $132.8 million in 2005 primarily driven by continued strong sales of genealogy and ancestry products in the academic and consumer markets, increased sales in the Historical Newspaper products, and increased sales in the Specialty Reference products, as well as a new product introduced in 2005, Parliamentary Papers. Additionally, there was an increase in sales from Serials Solutions with the Article Linker product and a full year of revenue from Serials Solutions included in fiscal year 2005 versus a half year in fiscal year 2004.

General Reference Products (PQIL)

Sales of our general reference products increased $2.3 million, or 4.4%, to $54.3 million primarily due to a new contract with Dow Jones Reuters Business Interactive LLC to sell its Factiva electronic information services to academic markets.

Traditional Products (PQIL)

Sales of traditional products decreased $16.9 million, or 18.4%, to $74.9 million due to the continued decline in the demand for products on microfilm. Sales of traditional products were also negatively affected by the sale of certain assets related to periodical microfilm operations in the fourth quarter of 2005.

Classroom Products (PQIL)

Sales of our classroom products decreased $4.2 million, or 30.9%, to $9.4 million due to the sale of the coursepack operation in the fourth quarter of 2005.

PQBS Net Sales

PQBS net sales increased $11.8 million, or 6.9%, to $183.5 million. By quarter, 2005 PQBS net sales increased over 2004 net sales by 5.9%, 8.0%, 9.8%, and 4.0% for the first through fourth quarters, respectively.

Automotive Products (PQBS)

Sales of our automotive product revenue increased by $11.3 million, or 7.0%, to $173.5 million, driven by the acquisition of Syncata in the first quarter of 2005 and expanded business management services in several markets that help automotive dealers solve specific business problems within sales, service and dealer management.

Power Equipment – Electronic Products (PQBS)

Electronic product sales increased $0.3 million, or 3.7%, to $8.5 million driven by the acquisition of Active Web Services in the third quarter of 2005, partially offset by a decline in new contract and project management fees.

Gross Profit.

(Dollars in millions)	2005	2004 (Restated)
PQED	$42.1	$—
PQIL	115.6	106.6
PQBS	113.7	107.1

Total	$271.4	$213.7

Our gross profit percentage for 2005 remained relatively flat at 49.7% compared to the 2004 gross profit percentage of 48.6%. The gross profit percentage was 48.7% for the first quarter of 2005 compared to 49.0% for the first quarter of 2004. Our second quarter 2005 gross profit percentage remained flat at 50.0% compared to 49.6% for the 2004 second quarter. Third quarter 2005 gross profit percentage increased to 48.6% compared to 44.7% for third quarter 2004, while fourth quarter 2005 increased to 51.4% compared to 50.9% for the fourth quarter 2004.

At PQIL, the gross profit margin increased from 39.8% to 42.6%, an increase of 280 basis points for the fiscal year ended December 31, 2005 compared to the fiscal year ended January 1, 2005. This increase resulted from a decrease in cost of sales as a result of cost reduction measures implemented in 2005.

At PQBS, the gross profit margin decreased from 62.4% to 62.0%, a decrease of 40 basis points for the fiscal year ended December 31, 2005 compared to the fiscal year ended January 1, 2005. This decrease resulted from lower margins on new products we obtained as part of acquisitions completed in fiscal 2005.

Research and Development.

(Dollars in millions)	2005	2004 (Restated)
PQED	$4.1	$—
PQIL	16.9	15.7
PQBS	8.6	8.9

Total	$29.6	$24.6

Our research and development expenditures include investments for database and software development, information delivery systems, and other electronic products. Research and development expense for fiscal 2005 increased $5.0 million to $29.6 million compared to fiscal 2004. By quarter, 2005 research and development expense totaled $8.3 million, $7.1 million, $7.6 million, and $6.6 million for the first through fourth quarters, respectively. 2004 research and development expense totaled $6.5 million, $6.1 million, $6.0 million, and $6.0 million for the first through fourth quarters, respectively.

The increase is primarily due to our entry into the education market with our acquisition of Voyager on January 31, 2005.

Selling and Administrative.

(Dollars in millions)	2005	2004 (Restated)
PQED	$34.4	$—
PQIL	108.9	96.3
PQBS	55.4	47.3
Corporate	16.0	15.0

Total	$214.7	$158.6

Selling and administrative expense on a consolidated basis increased $56.1 million, or 35.4%, to $214.7 million compared to fiscal 2004. Excluding PQED expenses of $34.4 million in 2005, selling and administrative expenses increased $21.7 million or 13.7%. By quarter, 2005 selling and administrative expense totaled $48.2 million, $49.0 million, $54.2 million, and $63.3 million for the first through fourth quarters, respectively. 2004 selling and administrative expense totaled $40.7 million, $40.0 million, $35.9 million, and $42.0 million for the first through fourth quarters, respectively.

PQIL expenses as a percentage of sales increased to 40.1% in 2005 from 35.9% in 2004 due to higher selling expenses, including commissions and bonuses.

PQBS expenses as a percentage of sales increased to 30.2% in 2005 from 27.5% in 2004 due to the additional selling and administrative costs of the acquisitions we completed this year and higher selling expenses, including commissions and bonuses.

Net Interest Expense.

(Dollars in millions)	2005	2004 (Restated)
Interest income	$(2.8)	$(1.8)
Debt	29.3	11.3
Monetized contracts	6.0	6.8
Other	0.5	0.8

Total	$33.0	$17.1

Net interest expense increased $15.9 million, or 93.0%, to $33.0 million in 2005, as a result of increased debt levels resulting from the Voyager acquisition in January 2005. By quarter, 2005 net interest expense totaled $7.6 million, $8.4 million, $8.8 million, and $8.2 million for the first through fourth quarters, respectively. 2004 net interest expense totaled $4.2 million, $4.0 million, $4.9 million, and $4.0 million for the first through fourth quarters, respectively.

The Company used the proceeds from the sale of the PQBS division in 2006 and PQIL division in 2007 to fully repay all of its outstanding debt balances (see Note 24 to our Consolidated Financial Statements included herein).

Income tax expense. In 2005, the company attributed an income tax expense of $10.7 million to continuing operations even though the company had a book loss from continuing operations of $4.1 million. Most of the income tax expense is attributable to current foreign income taxes. The requirement of maintaining a valuation allowance against US deferred tax assets eliminated a significant portion of the deferred tax benefit generated from increases in gross domestic deferred tax assets. The $10.7 million income tax expense measured against a relatively low amount of pre-tax loss generates an unusually high worldwide effective tax rate of minus 260.3%.

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

On October 28, 2005, we sold certain assets related to PQIL’s periodical microfilm and coursepack operations to NAPC. Because the sale consisted of assets for which there was no separate financial reporting that could be clearly distinguished from continuing operations, the operating results and gain on the sale on these assets are included in continuing operations.

Acquisitions. On January 31, 2005, we acquired all the outstanding ownership interest in Voyager. The total consideration paid for all the issued and outstanding common stock of Voyager was approximately $370 million. The consideration included $20.4 million in restricted common stock consisting of approximately 683,000 shares, as well as a $10.7 million working capital adjustment paid in the second quarter of 2005. The number of restricted common stock shares was determined based on the closing price of our common stock on January 31, 2005 as stated in the agreement and plan of merger. The value of the restricted common stock shares was determined using the average of the closing price over a reasonable period of time before and after the terms of the acquisition were agreed to and announced on December 14, 2004. We also agreed to pay up to an additional $20 million in the aggregate to the shareholders of Voyager based upon Voyager’s revenue performance during the period from April 1, 2005 through March 31, 2006. No additional payments were made based on the revenue performance during that period.

In fiscal 2005, we completed a number of additional acquisitions, including ExploreLearning in the PQED division, and Syncata, Covigna, and Active Web Services in the PQBS division for an aggregate cash consideration of $17.7 million and the assumption of certain liabilities.

Impairment. Once restatement adjustments had been calculated, we re-performed our annual impairment testing of goodwill and impairment testing of long-lived assets. As a result of this retesting, we have determined that we experienced goodwill impairment for the PQIL business unit in 2004. We recorded an impairment to goodwill which in the aggregate totaled $180.5 million in 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

Net Sales.

(Dollars in millions)	2004 (Restated)	2003 (Restated)
PQIL
Published Products	$110.5	$86.7
General Reference Products	52.0	66.9
Traditional Products	91.8	95.5
Classroom Products	13.6	13.4

TOTAL PQIL	$267.9	$262.5

PQBS
Automotive Group	$162.2	$160.1
Power Equipment-Electronic	8.2	7.7
Power Equipment-Film	—	2.1
Other	1.3	1.1

TOTAL PQBS	$171.7	$171.0

TOTAL COMPANY	$439.6	$433.5

Total Company net sales from continuing operations increased $6.1 million, or 1.4%, to $439.6 million in 2004.

PQIL Net Sales

PQIL net sales increased $5.4 million, or 2.1%, to $267.9 million.

Published Products.

Sales of our published products grew $23.8 million, or 27.5%, to $110.5 million in 2004 primarily driven by strong sales of our Genealogy products, Historical Newspaper products, and other Digital Vault Initiative products. Additional incremental growth came from a full year of sales from the SIRS product line which was acquired during the third quarter of 2003.

General Reference Products.

Sales of our general reference products decreased $14.9 million, or 22.3%, to $52.0 million primarily due to a decrease in our re-seller business and a decrease in our general reference products for K-12 libraries, most of which was a result of products discontinued from the Bigchalk acquisition. We experienced competitive pricing pressure with our general reference products as a result of tight library budgets.

Traditional Products.

Sales of traditional products decreased $3.7 million, or 3.9%, to $91.8 million due to decline in the demand for products on microfilm partially offset by price increases.

Classroom Products.

Sales of our classroom products increased $0.2 million, or 1.5%, to $13.6 million as the market continued its migration to electronic delivery. During 2004, we established strong relationships with large campus bookstores, but we were less successful in displacing the small print shops that supply classroom products to independent bookstores.

PQBS Net Sales

PQBS net sales increased $0.7 million, or 0.4%, to $171.7 million.

Automotive Products.

Our automotive product revenue increased by $2.1 million, or 1.3%, to $162.2 million, driven by an 8% increase in sales of dealership performance management products as a result of the sales of our web-based dealer performance management products. PSP revenue showed a slight decline in 2004 as a result of a reduction in one time revenues from hardware and training and installation.

Power Equipment.

Electronic product sales increased $0.5 million, or 6.5%, to $8.2 million driven by increased revenue from the sales of new OEM products in the outdoor power market.

Exited Power Equipment Film Products.

Revenue from power equipment film products decreased as a result of exiting this business. We transferred the few remaining customers to a third party provider in the fourth quarter of 2003.

Gross Profit.

(Dollars in millions)	2004 (Restated)	2003 (Restated)
PQIL	$106.6	$110.2
PQBS	107.1	105.6

Total	$213.7	$215.8

Our gross profit percentage for 2004 decreased 120 basis points to 48.6% compared to gross profit percentage for 2003.

At PQIL, the gross profit margin decreased from 42.0% to 39.8%, a decrease of 220 basis points for the fiscal year ended January 1, 2005 compared to the fiscal year ended January 3, 2004. This decrease resulted from increased cost of sales primarily due to increased content royalties and higher depreciation from investments in product capital.

At PQBS, the gross profit margin increased from 61.8% to 62.4%, an increase of 60 basis points for the fiscal year ended January 1, 2005 compared to the fiscal year ended January 3, 2004. This increase resulted from decreased lower-margin hardware sales and lower performance management product costs as a result of the new Next Generation Electronic Platform.

Research and Development.

(Dollars in millions)	2004 (Restated)	2003 (Restated)
PQIL	$15.7	$17.9
PQBS	8.9	8.4

Total	$24.6	$26.3

Our research and development expenditures include investments for database and software development, information delivery systems and other electronic products. Research and development expense for fiscal 2004 decreased $1.7 million to $24.6 million compared to fiscal 2003.

The decrease at PQIL is primarily due to our ongoing efforts to consolidate operations, reduce staff, and increase efficiencies.

The increase at PQBS is primarily due to typical salary and cost increases.

Selling and Administrative.

(Dollars in millions)	2004 (Restated)	2003 (Restated)
PQIL	$96.3	$85.1
PQBS	47.3	47.7
Corporate	15.0	16.9

Total	$158.6	$149.7

Selling and administrative expense on a consolidated basis increased $8.9 million, or 5.9%, to $158.6 million compared to fiscal 2003.

PQIL expenses as a percentage of sales increased to 35.9% in 2004 from 32.4% in 2003 due to higher selling expenses, including commissions and bonuses.

PQBS expenses as a percentage of sales were relatively flat in 2004 compared to 2003.

The decrease at Corporate is primarily due to expenses incurred in 2003 in connection with our former chairman’s incentive compensation plan which were not incurred in 2004.

Net Interest Expense.

(Dollars in millions)	2004 (Restated)	2003 (Restated)
Interest income	$(1.8)	$(1.8)
Debt	11.3	11.6
Monetized contracts	6.8	7.1
Other	0.8	1.0

Total	$17.1	$17.9

Net interest expense decreased $0.8 million, or 4.5%, to $17.1 million in 2004, as a result of reduced debt levels in 2004.

Income tax expense. In 2004, the company attributed an income tax expense of $28.7 million to continuing operations even though the company had a worldwide book loss from continuing operations. The overall worldwide effective tax rate was minus 17.3%. Pre-tax losses at statutory tax rates would provide a tax benefit of approximately $58.2 million. However, as a result of the restatement, the company incurred expenses that did not result in tax benefits, primarily the impairment of non-deductible goodwill. Accordingly, the potential tax benefit of the restatement was $18.0 million less than the amount expected from restatement changes at statutory rates. Furthermore, in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company reviewed the likelihood of realizing a future benefit from the related restatement adjustments. As a result of this review, the Company increased its valuation allowance for the tax benefits resulting from the restatement adjustments. The Company also concluded it should increase its valuation allowances for its existing domestic deferred tax assets that did not have a valuation allowance. Prior to the restatement, the Company’s principal component of its valuation allowance was for a U.S. capital loss carryforward. The increases to the deferred tax valuation allowances eliminated any tax benefit from domestic book losses and management’s reassessment of the realizability of the beginning of the year domestic deferred tax assets increased income tax expense approximately $25.1 million. The cumulative impact of these adjustments reduced the expected income tax benefit from generating pre-tax losses to an overall income tax expense of $28.7 million.

The Company did not include the fiscal year 2006 taxable income generated from the sale of PQBS when assessing the future realizability of its deferred tax assets. See Note 24 which discusses the sale of PQBS to Snap-On Incorporated on November 28, 2006. The sale of PQBS to Snap-On will generate sufficient taxable income in 2006 to fully realize most of our deferred tax assets, including the capital loss carryforward. In assessing whether a valuation allowance was required as of fiscal year end 2004 and 2005, the Company concluded that the PQBS sale was a subsequent event where the conditions of a possible sale did not exist as of the balance sheet dates. Therefore the taxable income generated by the PQBS sale was excluded from the analysis of whether sufficient future taxable income existed to fully realize the carryforwards and credits within applicable expiration periods. If the taxable income from the PQBS sale would have been factored into the valuation allowance analysis, the Company would not have established a valuation allowance for the net deferred tax assets including the valuation allowance on the capital loss carryforward.

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

Acquisitions. In fiscal 2004, we completed a number of acquisitions including Copley Publishing Group, LearningPage (formerly Reading A-Z), Axiom Press, Serials Solutions, and Entigo Inc. for an aggregate consideration of $26.5 million in cash, 105,000 shares of our $0.001 par value common stock, and the assumption of certain liabilities. These acquisitions did not have a material impact on our Consolidated Financial Statements.

Impairment. Once restatement adjustments had been calculated, we re-performed our annual impairment testing of goodwill and impairment testing of long-lived assets. As a result of this retesting, we have determined that we experienced goodwill impairment for the PQIL business unit in 2004. We recorded an impairment to goodwill which in the aggregate totaled $180.5 million in 2004.

International Operations

(Dollars in millions)	2005	% of Total	2004 (Restated)	% of Total	2003 (Restated)	% of Total
Domestic sales	$415.4	76%	$320.7	73%	$309.0	71%
Foreign sales	130.5	24%	118.9	27%	124.5	29%

Total sales	$545.9	100%	$439.6	100%	$433.5	100%

Foreign sales as a percentage of total sales declined from 27% in fiscal 2004 to 24% in fiscal 2005 due to the acquisition of Voyager in fiscal 2005, which has no foreign operations.

Foreign sales as a percentage of total sales declined from 29% in fiscal 2003 to 27% in fiscal 2004 due primarily to an increased concentration on domestic sales from PQIL and PQBS in fiscal 2004.

After the divestiture of PQBS in 2006 and PQIL in 2007, the Company generates no material foreign sales.

Liquidity and Capital Resources

As of December 31, 2005, debt was $534.0 million, an increase of $354.3 million compared to January 1, 2005.

We generated cash from operations of $102.3 million during 2005, compared to $92.5 million in 2004, an increase of $9.8 million. The increase in cash generated from continuing operations during 2005 compared to 2004 was primarily related to the following:

Inc/(Dec) vs. 2004
(dollars in millions)
Accounts payable	$20.6
Accounts receivable	13.7
Gain on sale of discontinued operations	16.0
Accrued expenses	6.4
Net earnings, plus depreciation, amortization and impairment	2.7
Other long-term liabilities	(11.2)
Deferred income taxes	(28.1)
Other current assets	(10.7)

Cash from operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is typically generated during the second half of the year primarily because we bill and collect a significant portion of our annual subscription fees in the late third quarter and during the fourth quarter.

We used $405.6 million of cash in our investing activities for fiscal 2005, an increase of $363.2 million compared to fiscal 2004. This increase is primarily due to the following:

Inc/(Dec) vs. 2004
(dollars in millions)
Acquisitions, net of cash acquired	$(334.5)
Proceeds from sales of discontinued operations	(33.1)
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	(16.6)
Proceeds from disposal of fixed assets	21.0

We generated cash from financing activities of $330.5 million in fiscal 2005 compared to $49.0 million used in fiscal 2004, an increase of $379.5 million. This increase is primarily due to the following:

Inc/(Dec) vs. 2004
(dollars in millions)
Proceeds from long-term debt (net of payments made)	$401.9
Monetized future billings	(13.0)
Net increase in long-term debt (current maturities)	(12.8)
Proceeds from exercise of stock options, net	2.1
Debt issuance costs	(1.6)

In January 2005, we acquired Voyager. We financed our acquisition through the issuance of $175 million in senior notes (“2005 Note Agreement”) and a new revolving line of credit. The senior notes were issued at a fixed rate of 5.38% and mature January 2015. Our previous revolving credit agreement was replaced with a new variable interest rate facility with capacity of $275 million which expires in January 2010.

Under our new $275 million 2005 Credit Agreement, $189.9 million was outstanding as of December 31, 2005. The interest rate on borrowings under the credit facility as of December 31, 2005 was (at our option) either London Interbank Offered Rates (“LIBOR”) + 1.75%, which was 6.10% ($185 million outstanding at December 31, 2005), or the prime rate + 0.25%, which was 7.5% ($4.9 million outstanding at December 31, 2005).

A portion of our availability under the credit facility was utilized to issue letters of credit to support our insurance coverage, leases, and certain customer contracts. At December 31, 2005, the total of the face amounts of the outstanding letters of credit was $1.1 million. The letters of credit renew either annually or automatically with the face amount adjusted based on the underlying insurance requirement. At the end of fiscal 2005, we had $84 million of additional credit available under our credit facility.

All of the senior notes and amounts under the 2005 Credit Agreement have been repaid in full. See Note 24 to our Consolidated Financial Statements included herein.

As a result of the Restatement, we failed to meet certain covenants under the 2005 Credit Agreement, the 5.45% senior notes, and the 5.38% senior notes. Due to the default on our debt covenants, all outstanding senior notes and revolving credit are classified as current in our Consolidated Balance Sheet as described in Note 13 to our Consolidated Financial Statements included herein. We subsequently negotiated a waiver from the default provisions with these lenders and used the proceeds from the sale of the PQBS division in 2006 and PQIL division in 2007 to fully repay these debt balances.

On November 28, 2006, the Company sold PQBS to Snap-on Incorporated. The aggregate consideration received by the Company at the closing was $508 million in cash, subject to adjustments, including changes in working capital, and the assumption by buyer of approximately $19 million of debt in the form of monetized future billings. The Company used the proceeds from the Sale, along with certain other funds from the Company, to repay approximately $472 million of its outstanding debt.

On February 9, 2007, the Company sold PQIL to Cambridge Scientific Abstracts and its affiliates. The aggregate consideration received by the Company upon the consummation of the sale was $222.3 million in cash, subject to adjustments, including a reduction in purchase price of approximately $4 million and a working capital adjustment. The Company used a portion of the proceeds from the sale to repay all remaining outstanding debt under the 2005 Credit Agreement and its senior notes, along with accrued interest, fees, and required make-whole premiums.

Financial Condition

Selected Balance Sheet information.

	As of		Inc/(Dec) vs. 2004
(Dollars in millions)	April 2, 2005	April 3, 2004	$	%
	(restated) (unaudited)	(restated) (unaudited)
Accounts receivable, net	$74.2	$67.0	$7.2	10.7%
Other current assets	36.2	48.5	(12.3)	(25.4%)
Purchased and developed software, net	31.6	41.4	(9.8)	(23.7%)
Other assets	23.8	22.0	1.8	8.2%
Accrued expenses	28.2	27.7	0.5	1.8%
Deferred income	141.9	134.2	7.7	5.7%
Other liabilities	91.4	52.0	39.4	75.8%

	As of		Inc/(Dec) vs. 2004
(Dollars in millions)	July 2, 2005	July 3, 2004	$	%
	(restated) (unaudited)	(restated) (unaudited)
Accounts receivable, net	$75.3	$67.4	$7.9	11.7%
Other current assets	35.8	49.8	(14.0)	(28.1%)
Purchased and developed software, net	31.6	37.4	(5.8)	(15.5%)
Other assets	24.7	23.8	0.9	3.8%
Accrued expenses	38.3	43.8	(5.5)	(12.6%)
Deferred income	130.1	122.3	7.8	6.4%
Other liabilities	89.6	75.8	13.8	18.2%

	As of		Inc/(Dec) vs. 2004
(Dollars in millions)	Oct 1, 2005	Oct 2, 2004	$	%
	(restated) (unaudited)	(restated) (unaudited)
Accounts receivable, net	$118.5	$101.8	$16.7	16.4%
Other current assets	42.5	55.2	(12.7)	(23.0%)
Purchased and developed software, net	31.3	34.2	(2.9)	(8.5%)
Other assets	22.8	21.1	1.7	8.1%
Accrued expenses	59.3	43.8	15.5	35.4%
Deferred income	159.0	157.6	1.4	0.9%
Other liabilities	73.8	71.3	2.5	3.5%

	As of		Inc/(Dec) vs. 2004
(Dollars in millions)	December 31, 2005	January 1, 2005	$	%
		(restated)
Accounts receivable, net	$88.6	$90.6	$(2.0)	(2.2%)
Other current assets	42.7	35.2	7.5	21.3%
Purchased and developed software, net	33.6	32.6	1.0	3.1%
Other assets	25.8	22.3	3.5	15.7%
Accrued expenses	50.5	38.0	12.5	32.9%
Deferred income	156.0	156.8	(0.8)	(0.5%)
Other liabilities	106.6	87.8	18.8	21.4%

As of December 31, 2005 compared to January 1, 2005:

Accounts receivable decreased by $2.0 million during the fiscal year ended December 31, 2005, primarily due to the sale of certain assets related to PQIL’s periodical microfilm and coursepack operations to NAPC.

Other current assets increased by $7.5 million primarily due to increases in short-term deferred tax asset, prepaid royalties, available for sale securities and prepaid maintenance agreements.

Net purchased and developed software increased by $1.0 million primarily due to the acquisition of Voyager.

Other assets increased by $3.5 million primarily due to increases in deferred financing costs and long-term deferred tax assets.

Accrued expenses increased by $12.5 million primarily due to increases in accrued salaries and wages, accrued interest, as well as accrued income taxes.

Deferred income decreased by $0.8 million primarily as a result of the sale of our microfilm operation to NAPC in 2005.

Other liabilities increased $18.8 million primarily due to an increase in pension benefits and long-term deferred tax liability.

Capital Expenditures and Outlook

	2005	2004 (Restated)	2003 (Restated)
	(dollars in millions)
Product masters	$43.2	$36.1	$44.8
Curriculum development costs	5.8	—	—
Fixed capital (including capital leases)	10.9	11.3	11.3
License	—	0.1	0.7
Software	10.9	6.1	12.5

Total expenditures for property, plant, equipment, product masters, curriculum development costs, license, and software	$70.8	$53.6	$69.3

Capital spending in 2006 was approximately $60 million. Of that amount, corporate had capital expenditures of $2.6 million, PQED had capital spending of $5.8 million, PQBS had capital expenditures of $1 million, and PQIL had capital expenditures of $50.7 million.

Capital spending in 2007 for the PQED segment is expected to be $10 to $12 million. Capital expenditures for 2007 will be concentrated primarily on ongoing and new product development management believes will generate future revenue growth in the PQED segment.

As of July 31, 2007, we have cash, cash equivalents and short term investments totaling $51.9 million with no outstanding debt.

We believe that current cash, cash equivalents and short term investment balances, expected income tax refunds and cash generated from PQED operations will be adequate to fund the working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future.

Commitments and Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2005 and the future periods in which such obligations are expected to be settled in cash:

(Dollars in millions)	Total	2006	2007 & 2008	2009 & 2010	After 2010
Operating leases (1)	$91.7	$13.2	$23.2	$13.5	$41.8
Capital leases	19.0	7.1	11.6	0.3	—
Short-term debt	516.3	516.3	—	—	—
Monetized future billings	35.6	17.1	18.5	—	—
Unconditional purchase obligations	26.5	6.0	10.5	10.0	—
Royalty guarantees	178.8	48.8	75.5	43.6	10.9
Other	7.5	0.7	6.7	0.1	—

Total Contractual Obligations	$875.4	$609.2	$146.0	$67.5	$52.7

(1)	Minimum payments have not been reduced by minimum sublease rentals of $1,646 due in the future under noncancelable subleases.

We also have obligations with respect to our pension and post-retirement medical benefit plans. For further information see Note 16 to our Consolidated Financial Statements included herein.

We have letters of credit in the amount of $1.1 million outstanding as of December 31, 2005 to support insurance coverage, leases, and certain customer contracts. For further information see Note 13 to our Consolidated Financial Statements included herein.

Seasonality

Our quarterly operating results fluctuate as a result of a number of factors including the academic school year, the sales cycle, the amount and timing of new products, and our spending patterns. In addition, many of our customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced less net sales, net earnings, and cash flow in the first fiscal quarter with our highest net sales, net earnings, and cash flow in the third and fourth fiscal quarter.

The historical fluctuation of our operating results is described in Note 23 to our Consolidated Financial Statements included herein.

Recently Issued Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension” (“SFAS No. 106”). The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. The disclosure provisions of the statement are effective for our 2006 year end, and the accounting requirements are effective for our 2007 year end. We are currently evaluating the potential impact that the adoption of SFAS No. 158 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for the first annual period ending after November 15, 2006. We do not believe that the adoption of SAB No. 108 will have any impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in Generally Accepted Account Principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of this statement will result in a change to our fair value measurements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. We are currently evaluating the potential impact that the adoption of FIN 48 will have on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). Under the previous guidance, most voluntary changes in accounting principle were required to be recognized as the cumulative effect of a change in accounting principle within the net income of the periods in which the change is made. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has elected to adopt SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 is not expected to have any material immediate effect on the Company’s consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). In annual periods beginning after June 15, 2005, SFAS No. 123R eliminates the ability to account for equity-based compensation using the intrinsic value-based method under Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123R requires companies to record in their Statement of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. We will adopt SFAS No. 123R beginning in the first quarter of 2006, as required, using the “Modified Prospective” method, and will not restate prior periods for the adoption of SFAS No. 123R. Prior to 2006, we disclosed pro-forma net earnings in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”

(“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“SFAS No. 148”). Under SFAS No. 123R, equity-based compensation expense is required to be recognized in companies’ financial statements. Based on options outstanding as of December 31, 2005, the Company expects to record non-cash expense of approximately $5 million in 2006 as a result of adopting this pronouncement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS No. 051”) to improve financial reporting and global comparability of inventory accounting. The amendment clarifies that inventory related expenses, such as idle facility expense, excessive spoilage, double freight, and re-handling cost should be recognized as current period charges. The guidance is effective for inventory costs incurred beginning in fiscal year 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition or result of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As a result of our financing activities we are exposed to changes in interest rates which may adversely affect our results of operations and financial position.

In December 2004, in anticipation of our debt refinancing, we entered into Treasury Rate Locks (“2004 Locks”) with the notional amount of $125 million and a seven year term. At January 1, 2005, the unrealized marked to market gain of the 2004 Locks in the amount of $0.1 million (net of tax) was recorded in interest income in our Consolidated Statement of Operations. These 2004 Locks effectively fixed the underlying treasury rate for the pricing of our private placement at 4.04% and settled on January 14, 2005, the same day our private placement of debt was priced. Upon settlement, a $0.5 million loss was incurred which was recorded in interest expense in our Consolidated Statement of Operations. At December 31, 2005 and as of the date of this filing, we did not have any interest rate forwards or option contracts outstanding.

As a result of the divestiture of PQBS in 2006 and PQIL in 2007 and subsequent payment of all of our outstanding debt, the Company no longer has any material interest rate risk.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currency rates. At December 31, 2005 and as of the date of this filing, we had no outstanding foreign currency forwards or option contracts.

As a result of the divestiture of PQBS in 2006 and PQIL in 2007 and subsequent payment of all its outstanding debt, the Company no longer has any material exposure to changes in foreign currency rates.

Item 8.	Financial Statements and Supplementary Data.

Voyager Learning Company – Management’s Report on Internal Controls over Financial Reporting

The following report is provided by management in respect of Voyager Learning Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934):

1. Voyager Learning Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Voyager Learning Company.

2. Voyager Learning Company management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of Voyager Learning Company’s internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of Voyager Learning Company’s internal control over financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Voyager Learning Company’s internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Voyager Learning Company’s internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3. Management has assessed the effectiveness of Voyager Learning Company’s internal control over financial reporting, as of December 31, 2005, and has concluded that such internal control over financial reporting was not effective.

4. On January 31, 2005, we completed our acquisition of Voyager Expanded Learning. In fiscal 2005, we completed a number of additional acquisitions including ExploreLearning, Syncata Corporation, Covigna, and Active Web Services. Voyager Expanded Learning and Syncata Corporation have been excluded from management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2005.

On October 28, 2005, we sold certain assets related to PQIL’s periodical microfilm and coursepack operations to National Archive Publishing Company (“NAPC”).

In June 2004, we sold our Dealer Management System (“DMS”) business, which was a component of PQBS.

5. KPMG LLP, who has audited the Consolidated Financial Statements of Voyager Learning Company for the year ended December 31, 2005, has also issued a report on the effectiveness of internal controls over financial reporting and management’s assessment thereof under Auditing Standard No. 2 of the Public Company Accounting Oversight Board (United States) as of December 31, 2005. This report is located on the following page of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Voyager Learning Company:

We have audited management’s assessment, included in the accompanying Voyager Learning Company – Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)), that Voyager Learning Company (formerly known as ProQuest Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Voyager Learning Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Voyager Learning Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•

Material weaknesses in entity-level controls. Voyager Learning Company did not maintain an effective control environment and entity-level controls included in the risk assessment, information and communications and monitoring components of internal control. The following individual material weaknesses were identified:

•

Voyager Learning Company’s finance and accounting employees were insufficiently trained and/or educated, insufficiently assessed for competency, and were given overreaching authority and responsibility;

•	Management did not have sufficient controls in place to ensure the appropriate selection/use of and modifications to accounting policies;

•	Management did not appropriately perform a comprehensive fraud risk assessment and design controls to address the risk of management override in the financial reporting process; and

•

Management did not have adequate monitoring and information and communication controls at the entity level. Monitoring controls at the entity level were not appropriately designed to identify the performance issues of other specific controls presented in the following paragraphs. Also, information and communication controls were not properly developed and designed by management to communicate, enforce, and monitor, as applicable, corporate strategy and objectives, policies and procedures, ethical practices and behavior, authorization policies, training and job responsibilities.

These deficiencies resulted in more than a remote likelihood that a material misstatement of Voyager Learning Company’s annual or interim financial statements would not be prevented or detected and contributed to the development of the other material weaknesses described below.

•

Material weaknesses surrounding adequate financial statement preparation and review procedures. Voyager Learning Company did not maintain adequate policies and procedures or employ personnel with sufficient knowledge and experience to ensure that timely, accurate, and reliable consolidated financial statements were prepared and reviewed. The following individual material weaknesses were identified:

•	Inadequate review controls over financial statement information, and related presentation and disclosure requirements;

•	Inadequate review and approval controls in place to ensure that manual journal entries contained adequate support and were recorded for appropriate business reasons;

•	Insufficient review and approval controls to ensure the propriety of select critical spreadsheets;

•	Insufficient controls to ensure that key account reconciliations were prepared timely, appropriately reviewed and approved or properly reconciled to support detail; and

•	Inadequate review and authorization controls associated with product procurement.

These deficiencies in internal control resulted in material misstatements in the following account balances: royalty expense, deferred revenue, accounts receivable, accrued employee benefits costs, and prepaid commissions.

•

Inadequate controls over the proper application of accounting principles. Voyager Learning Company did not maintain adequate policies and procedures to account for various complex transactions and did not employ personnel with sufficient knowledge and experience to properly prepare, document, and review the related accounting treatment to ensure that these transactions complied with U.S. generally accepted accounting principles. The following individual material weaknesses were identified:

•	Sufficient review and approval controls were not designed to ensure that leases were accurately recorded and disclosed in accordance with FAS 13, Accounting for Leases;

•

Adequate review and approval controls were not designed to ensure that capitalized costs were appropriately supported with sufficient and accurate documentation in accordance with SOP 98–1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and properly recorded;

•	Sufficient review and approval controls were not designed to ensure that certain revenue transactions and related cost of these transactions were properly accounted for;

•	Sufficient review and approval controls were not designed to ensure that the purchase price allocation for certain company acquisitions was properly adjusted to fair value at the time of acquisition;

•

Policies and procedures ensuring maintenance of adequate records regarding certain fixed and other assets in reasonable detail, allowing management to track costs, service dates, depreciation and amortization and the ultimate disposal of these assets, and properly accounting for such activity; and

•	Adequate review and authorization controls were not in place to ensure that allocation and capitalization of costs associated with capital assets were properly recorded.

These deficiencies in internal control resulted in material misstatements in various account balances.

•

Material weaknesses surrounding appropriate general computing controls to support effective information technology controls over financial data and systems were determined to exist. Voyager Learning Company did not maintain adequate general computing control policies and procedures or employ personnel with sufficient computing control knowledge and experience to limit access to various system and controls. The following individual material weaknesses were identified:

•

In various accounting cycles, system access controls were not in place to appropriately prohibit or limit user access in areas including journal entries, account mapping, master-file maintenance, and overall general user administration; and

•	In certain internal software development departments, adequate controls over segregation of duties did not exist.

These internal control deficiencies resulted in more than a remote likelihood that a material misstatement of Voyager Learning Company’s annual or interim financial statements would not be prevented or detected in various account balances.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and January 1, 2005, and the consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31 2005 of Voyager Learning Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 Consolidated Financial Statements, and this report does not affect our report dated August 31, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Voyager Learning Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Voyager Learning Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Voyager Learning Company acquired Voyager Expanded Learning (“VEL”) and Syncata Corporation (“Syncata”) during 2005, and management excluded from its assessment of the effectiveness of Voyager Learning Company’s internal control over financial reporting as of December 31, 2005, VEL and Syncata’s internal control over financial reporting associated with total assets of $400,435,620 and total revenues of $94,804,175 included in the consolidated financial statements of Voyager Learning Company and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Voyager Learning Company also excluded an evaluation of the internal control over financial reporting of Voyager Expanded Learning and Syncata Corporation.

/s/ KPMG LLP

Detroit, Michigan

August 31, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Voyager Learning Company:

We have audited the accompanying consolidated balance sheets of Voyager Learning Company (formerly known as ProQuest Company) and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voyager Learning Company and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Voyager Learning Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 31, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

As discussed in Note 2, Voyager Learning Company restated its previously issued financial statements as of January 1, 2005 and for each of the years in the two-year period ended January 1, 2005.

/s/ KPMG LLP

Detroit, Michigan

August 31, 2007

Voyager Learning Company and Subsidiaries

Consolidated Statements of Operations

For the fiscal years ended December 31, 2005, January 1, 2005 and

January 3, 2004

(In thousands, except per share data)	2005	2004 (Restated)	2003 (Restated)
Net sales	$545,913	$439,644	$433,508
Cost of sales	(274,513)	(225,884)	(217,734)

Gross profit	271,400	213,760	215,774
Research and development expense	(29,573)	(24,656)	(26,322)
Selling and administrative expense	(214,679)	(158,583)	(149,687)
Other income	—	—	775
Goodwill and long-lived asset impairment	(557)	(180,503)	—
Gain on sale of assets	2,315	900	—

Earnings (loss) from continuing operations before interest, income taxes, and equity in earnings of affiliate	28,906	(149,082)	40,540
Net interest expense:
Interest income	2,840	1,764	1,848
Interest expense	(35,857)	(18,876)	(19,766)

Net interest expense	(33,017)	(17,112)	(17,918)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	(4,111)	(166,194)	22,622
Income tax expense	(10,702)	(28,692)	(7,602)
Equity in earnings of affiliate (less applicable income taxes of $186, $335 and $274, respectively)	320	573	443

Earnings (loss) from continuing operations	(14,493)	(194,313)	15,463
Earnings from discontinued operations (less applicable income taxes of $0, $485 and $1,814, respectively)	—	778	3,111
Gain on sale of discontinued operations (less applicable income taxes of $0, $2,565 and $0, respectively)	—	13,484	—

Net earnings (loss)	$(14,493)	$(180,051)	$18,574

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$(0.49)	$(6.81)	$0.55
Earnings from discontinued operations	—	0.03	0.11
Gain on sale of discontinued operations	—	0.47	—

Basic net earnings (loss) per common share	$(0.49)	$(6.31)	$0.66

Diluted:
Earnings (loss) from continuing operations	$(0.49)	$(6.81)	$0.54
Earnings from discontinued operations	—	0.03	0.11
Gain on sale of discontinued operations	—	0.47	—

Diluted net earnings (loss) per common share	$(0.49)	$(6.31)	$0.65

Average number of common shares and equivalents outstanding:
Basic	29,650	28,515	28,189
Diluted	29,650	28,515	28,422

The accompanying Notes to the Consolidated Financial Statements are

an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2005 and January 1, 2005

(Dollars and shares in thousands)	2005	2004 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$30,957	$4,313
Accounts receivable, net	88,583	90,557
Income tax receivable	18,867	7,002
Inventory:
Finished products, net	13,578	832
Products in process and materials	1,666	1,901

Total inventory	15,244	2,733
Other current assets	42,723	35,160

Total current assets	196,374	139,765
Property, plant, equipment and product masters, at cost:
Land	17	672
Buildings and improvements	10,543	29,747
Machinery and equipment	60,579	72,119
Product masters	364,843	331,844

Total property, plant, equipment and product masters, at cost	435,982	434,382
Accumulated depreciation and amortization	(262,437)	(233,772)

Net property, plant, equipment and product masters	173,545	200,610

Investments in affiliate	2,131	1,625
Long-term receivables	12,924	8,084
Goodwill, net	364,482	114,749
Identifiable intangibles, net	23,251	16,197
Curriculum, net	84,999	—
Purchased and developed software, net	33,569	32,617
Other assets	25,839	22,321

Total assets	$917,114	$535,968

The accompanying Notes to the Consolidated Financial Statements are

an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2005 and January 1, 2005

(Dollars and shares in thousands)	2005	2004 (Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$522,708	$15,248
Accounts payable	87,090	64,200
Accrued expenses	50,534	37,970
Current portion of monetized future billings	17,058	24,331
Deferred income	155,984	156,782

Total current liabilities	833,374	298,531

Long-term liabilities:
Long-term debt, less current maturities	11,317	164,487
Monetized future billings, less current portion	18,533	36,197
Other liabilities	106,580	87,826

Total long-term liabilities	136,430	288,510

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,563 shares issued and 29,910 shares outstanding at the end of fiscal 2005, and 29,354 shares issued and 28,739 shares outstanding at the end of fiscal 2004)	30	29
Capital surplus	354,879	318,927
Unearned compensation on restricted stock	(3,122)	(236)
Notes receivable arising from stock purchases	—	(194)
Retained earnings (accumulated deficit)	(380,229)	(365,736)
Treasury stock, at cost (653 shares at the end of fiscal 2005 and 615 shares at the end of fiscal 2004)	(16,550)	(15,176)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	11,697	22,469
Minimum pension liability, net of tax	(20,045)	(11,550)
Net unrealized gain on securities	650	394

Accumulated other comprehensive income (loss)	(7,698)	11,313

Total shareholders’ equity (deficit)	(52,690)	(51,073)

Total liabilities and shareholders’ equity	$917,114	$535,968

The accompanying Notes to the Consolidated Financial Statements are

an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Cash Flows

For the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands)	2005	2004 (Restated)	2003 (Restated)
Operating activities:
Net earnings (loss)	$(14,493)	$(180,051)	$18,574
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill and long-lived asset impairment	557	180,503	—
Gain on sale of discontinued operations	—	(16,049)	—
Equity in earnings of affiliate	(506)	(908)	(717)
Depreciation and amortization	89,029	71,893	62,281
Stock-related compensation	1,166	64	—
Gain on sales of fixed assets	(2,315)	(900)	—
Deferred income taxes	(376)	27,722	3,396
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,201	(12,496)	20,673
Inventory, net	(5,541)	252	1,429
Other current assets	(4,056)	6,626	(6,786)
Long-term receivables	(3,314)	(2,912)	(471)
Other assets	1,271	(269)	1,908
Accounts payable	24,682	4,060	9,049
Accrued expenses	4,728	(1,693)	(1,642)
Deferred income	10,092	3,267	5,172
Other long-term liabilities	1,479	12,683	331
Other, net	(1,258)	747	(204)

Net cash provided by operating activities	102,346	92,539	112,993

Investing activities:
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	(65,670)	(49,049)	(63,604)
Proceeds from disposal of fixed assets	21,933	900	—
Note received for sale of assets	(2,000)	—	—
Acquisitions, net of cash acquired	(358,075)	(23,587)	(56,354)
Purchases of equity investments available for sale	(3,684)	(7,825)	(1,660)
Proceeds from sales of equity investments available for sale	2,135	4,261	490
Proceeds from (expenditures associated with) sales of discontinued operations	(211)	32,918	(2,540)

Net cash used in investing activities	(405,572)	(42,382)	(123,668)

Financing activities:
Net increase in current maturities of long-term debt	(7,324)	5,508	2,649
Payments of current portion of monetized future billings	(7,274)	(1,252)	(1,155)
Proceeds from long-term debt	538,950	176,170	245,850
Repayment of long-term debt	(177,714)	(216,862)	(236,570)
Principal payments under capital lease obligations	(5,325)	(4,798)	(4,465)
Debt issuance costs	(2,021)	(395)	—
Long-term monetized future billings	732	17,920	25,906
Payments of long-term monetized future billings	(18,396)	(28,558)	(30,142)
Repurchases of common stock	—	(3,566)	(1,328)
Proceeds from exercise of stock options, net	8,904	6,825	10,212

Net cash provided by (used in) financing activities	330,532	(49,008)	10,957

Effect of exchange rate changes on cash	(662)	(645)	1,547

Increase in cash and cash equivalents	26,644	504	1,829
Cash and cash equivalents, beginning of period	4,313	3,809	1,980

Cash and cash equivalents, end of period	$30,957	$4,313	$3,809

Non-cash financing and investing activities:
Common/treasury stock issued in connection with acquisitions	$20,362	$2,795	$—
Acquisition of equipment through capital leases	$5,079	$4,594	$5,741

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004

	Common Stock		Capital Surplus	Unearned Compensation on Restricted stock	Notes Receivable for Stock Purchases	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars and shares in thousands)	Issued	Treasury
Balance, at the end of fiscal 2002 as reported	$28	$(11,629)	$298,548	$—	$(523)	$(152,832)	$(3,836)	$129,756
Restatement adjustments	—	1,100	(1,120)	—	—	(51,427)	974	(50,473)

Balance, at the end of fiscal 2002 (Restated)
(Common stock, 28,448 shares issued; treasury stock, 416 shares)	$28	$(10,529)	$297,428	$—	$(523)	$(204,259)	$(2,862)	$79,283
Comprehensive income (loss):
Net earnings (Restated)						18,574		18,574
Foreign currency translation adjustments (Restated)							11,596	11,596
Minimum pension liability (net of tax benefit of $1,013) (Restated)							(2,053)	(2,053)
Unrealized gain on securities, net (Restated)							226	226

Total comprehensive income (Restated)								28,343
Stock repurchase, 70 treasury shares		(1,328)						(1,328)
Stock options exercised, net 415 shares (Restated)			10,212					10,212
Stock option swaps/reloads, 66 shares, 51 treasury shares (Restated)		(1,423)	1,288					(135)
Tax benefit from stock options exercised (Restated)			427					427
Notes receivable payments, 6 treasury shares		(135)			244			109

Balance, at the end of fiscal 2003 (Restated)
(Common stock, 28,929 shares issued; treasury stock, 543 shares)	$28	$(13,415)	$309,355	$—	$(279)	$(185,685)	$6,907	$116,911
Comprehensive income (loss):
Net earnings (loss) (Restated)						(180,051)		(180,051)
Foreign currency translation adjustments (Restated)							6,515	6,515
Minimum pension liability (net of tax benefit of $575) (Restated)							(2,437)	(2,437)
Unrealized gain on securities, net (Restated)							328	328

Total comprehensive income (loss) (Restated)								(175,645)
Restricted stock grants, net of cancellations, 11 shares			300	(300)				—
Restricted stock amortization				64				64
Stock repurchase, 139 treasury shares		(3,566)						(3,566)
Serials Solutions Purchase, 105 treasury shares		2,795						2,795
Stock options exercised, net 368 shares	1		6,825					6,826
Stock option swaps/reloads, 46 shares, 38 treasury shares		(990)	892					(98)
Tax benefit from stock options exercised			1,555					1,555
Notes receivable payments					85			85

Balance, at the end of fiscal 2004 (Restated)
(Common stock, 29,354 shares issued; treasury stock, 615 shares)	$29	$(15,176)	$318,927	$(236)	$(194)	$(365,736)	$11,313	$(51,073)
Comprehensive income (loss):
Net earnings (loss)						(14,493)		(14,493)
Foreign currency translation adjustments							(10,772)	(10,772)
Minimum pension liability (net of tax benefit of $3,099)							(8,495)	(8,495)
Unrealized gain on securities, net							256	256

Total comprehensive income (loss)								(33,504)
Restricted stock grant, net of cancellations, 121 shares			4,052	(4,052)				—
Restricted stock amortization				1,166				1,166
Voyager Purchase, 683 shares	1		20,362					20,363
Stock options exercised, net 354 shares			8,904					8,904
Stock option swaps/reloads, 51 shares, 32 treasury shares		(1,148)	1,013					(135)
Tax benefit from stock options exercised			1,621					1,621
Notes receivable settlement, 6 treasury shares		(226)			194			(32)

Balance, at the end of fiscal 2005
(Common stock, 30,563 shares issued; treasury stock, 653 shares)	$30	$(16,550)	$354,879	$(3,122)	$—	$(380,229)	$(7,698)	$(52,690)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Nature of Operations. Voyager Learning Company and Subsidiaries (collectively the “Company”) is a leading publisher of solutions for the education, automotive, and power equipment markets. We have more than 50 years of experience in information, content development and aggregation. Our predecessor company, Bell & Howell Company, was incorporated in Delaware in 1907. In 2001, we changed our name to ProQuest Company. In 2005, we acquired Voyager Expanded Learning, Inc. (“Voyager”). In 2007, we changed our name to Voyager Learning Company.

We provide products and services to our customers through three business segments: ProQuest Education (“PQED”), ProQuest Information and Learning (“PQIL”) and ProQuest Business Solutions (“PQBS”). Our PQED segment, which primarily serves the education market, provides in-school core reading programs, reading and math intervention programs, and professional development programs to school districts throughout the United States (“U.S.”). Through our PQIL segment, which primarily serves the education market, we collect, organize, and publish content from a wide range of sources including newspapers, periodicals and books. Our PQBS segment is primarily engaged in the delivery, in electronic form, of comprehensive parts and service information for the automotive and outdoor power market (motorcycle, marine, recreational vehicle, lawn & garden and heavy equipment), warranty products for the automotive and outdoor power markets and business performance products and services for the automotive market. Financial information for each of our business segments and operations by geographic area is contained in Note 3.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Subsequent actual results may differ from those estimates.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Voyager Learning Company and its majority owned subsidiaries except where control is temporary. All significant inter-company transactions are eliminated.

On January 31, 2005, we completed our acquisition of Voyager. In fiscal 2005, we completed a number of additional acquisitions, including ExploreLearning in the PQED division and Syncata, Covigna, and Active Web Services in the PQBS division. The results of these acquisitions subsequent to the acquisition dates are included in the Consolidated Financial Statements.

On October 28, 2005, we sold certain assets related to PQIL’s periodical microfilm and coursepack operations to National Archive Publishing Company (“NAPC”). Because the sale consisted of assets for which there was no separate financial reporting that could be clearly distinguished from continuing operations, the operating results and gain on the sale on these assets are included in continuing operations.

In June 2004, we sold our Dealer Management System (“DMS”) business, which was a component of PQBS. The operating results and any gain/loss on sale of DMS have been segregated from our continuing operations in our Consolidated Financial Statements (see Note 6).

Investments. Investments are accounted for using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors are considered in whether the equity method of accounting is appropriate. We record our investments in equity method investees as “Investments in Affiliate” in our Consolidated Balance Sheet. Income of investments accounted for using the equity method is reported as “Equity in Earnings of Affiliate” in our Consolidated Statement of Operations.

Fiscal Year. Our fiscal year ends on the Saturday nearest to December 31. References to fiscal 2005 are for the 52 weeks ended December 31, 2005, references to fiscal 2004 are for the 52 weeks ended January 1, 2005 and references to fiscal 2003 are for the 53 weeks ended January 3, 2004.

Revenue Recognition. We derive revenue from reading and math solutions, professional development programs for educators, licenses of database content, sale of microfilm subscriptions, microfilm backfile sales, sale of paper products, services, software, equipment, and product royalties. Services consist of training and support services at PQED, as well as training and installation with respect to our Automotive Parts and Service Products (“APSP”) and performance management products at PQBS. The amount of service revenues are less than 10% of total revenues.

PQED Products

Voyager’s revenues are derived from sales of its reading and math solutions to school districts across the U.S. Sales include educational kits for individual students and classrooms. Revenue from the sale of the reading and math products is recognized when the product is shipped to the customer. Product support revenue is recognized over the school year as support services are provided. We also sell professional development programs for educators.

For our professional development courses, which include an internet delivery component, revenue is recognized over the contractual delivery period, typically nine to twelve months starting with fall registration.

ExploreLearning and LearningPage derive revenue from sales of a subscription service to reading, math and science teaching materials available online. Typically, the subscriptions run the course of an academic year and the revenue is recognized ratably over the period that online access is available to the customer.

PQIL Products

PQIL’s published products provide users with access to our comprehensive databases, including Historical Newspapers, Early English Books Online (“EEBO”), e-dissertations, and topic-specific products on either a subscription basis that normally covers twelve months, or a perpetual license. PQIL follows the guidance under Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and SAB 104, “Revenue Recognition” (“SAB 104”), for all subscription products. Revenue from subscription agreements is recognized ratably over the term of the subscription, including any free before or after periods, using the straight-line method. For sales of perpetual access licenses, revenue is recognized over the longer of one year, payment period or the applicable period if the perpetual access license is associated with a subscription or data access agreement.

We allow some customers to make payments over terms greater than one year. Interest is imputed on these sales at 6.5% for fiscal years 2005, 2004 and 2003 and recorded as deferred interest income. Deferred interest income was $0.7 million and $0.7 million at December 31, 2005 and January 1, 2005, respectively. This amount will be recognized as interest income over the customer payment period. The receivable related to these items and the related deferred interest income is recorded in “Long-term receivables” in our Consolidated Financial Statements. Interest income recognized related to these arrangements was approximately $0.5 million, $0.5 million and $0.4 million in fiscal 2005, 2004, and 2003, respectively.

For PQIL’s general reference products, customers purchase access to periodicals, newspapers and other resources contained in our databases in exchange for a fee that normally covers a subscription period of twelve months. Revenue from subscription agreements is recognized ratably over the term of the subscription, including any free before or after periods, using the straight-line method.

For PQIL traditional products, we derive revenue from sales of microform subscriptions and back files, publishing fees and sales of dissertations. For newspaper subscription products, revenue is recognized ratably over the term of the subscription, which is normally twelve months. For periodical subscription products, we accumulate the product on microfilm and ship the completed microfilm to our customers quarterly or annually. Revenue for these products is recognized when the product is shipped. For our back file products, dissertations and publishing fees, revenue is recognized when the product is shipped.

PQIL provides content on a wholesale basis to information companies such as Factiva and LexisNexis. We receive a royalty from these wholesalers based on the usage of our products by their customers. We recognize this royalty revenue based on the usage of our product as reported by the wholesaler.

PQIL sells content to its customers provided by third party suppliers and uses guidance from Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) to determine which of these sales are recorded net of royalties payable.

To the extent that the Company aggregates intellectual property from third parties and provides such information to our customers, the Company relies on the representations and warranties of those third parties that they had appropriate rights to the intellectual property that they licensed to the Company. If it developed that some third party did not have such rights, and if the actual rights holder sued the Company’s customer for wrongful use of their intellectual property, the Company might be called upon to protect that customer’s interests.

PQBS Products

A majority of the Automotive Parts and Service Products (“APSP”) revenue is related to multiple element contracts in which PQBS provides hardware, training and installation, database content licenses, and ongoing support to our customers. PQBS follows the guidance under ETIF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) in allocating the contract revenue to the various elements. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 prescribes that in circumstances where there are multiple units of accounting in a contract, revenue should be allocated to each unit based on fair value, irrespective of the amount ascribed in the contract. Determination of fair value is judgmental and is typically based on our pricing of similar products that are not part of a multi-element arrangement and/or pricing of a market competitor. PQBS follows SAB 101 and SAB 104 for determination of revenue recognition. Assuming fair value exists for all elements, the amount assigned to the hardware value is recognized upon shipment of the hardware to the customer. The amounts assigned to training and installation are recognized as the services are performed. The amounts assigned to the database licenses and the ongoing support is recognized over the term of the contract, typically 24 to 60 months.

We provide certain APSP customers with the option to bundle into monthly payments hardware or training and installation. An interest factor of approximately 8% is charged for the bundled items and recorded as deferred interest income. Deferred interest income was $1.6 million and $0.5 million at December 31, 2005 and January 1, 2005, respectively. This amount will be recognized as interest income over the customer payment period. The receivable related to these items and the related deferred interest income is recorded in “Long–term receivables” in our Consolidated Financial Statements. Interest income recognized related to these arrangements was approximately $1.4 million, $1.0 million and $0.7 million in fiscal 2005, 2004 and 2003, respectively.

We also provide Parts and Service Products (“PSP”) for the power equipment markets. Certain of these products are highly customized for the individual customer. As such, PQBS follows the guidance under EITF 00-21 which addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. PQBS also follows Statement of Position (“SOP”) 97-2, “Software Revenue Recognition (“SOP 97-2”) for determination of some of its revenue recognition. Software revenue is recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed and collectibility is probable. Initial license and project management fees are recognized over the term of the contract. An annual license fee is charged and is recognized ratably over the year. Ongoing services revenue is recognized over the term of the contract.

Revenue from performance management products is primarily derived from business management information systems and business products provided to both Original Equipment Manufacturers (“OEM”) and their dealerships in the automotive industry. Dealer information is collected and published, typically on a monthly or quarterly basis. This content is used to monitor and evaluate dealer performance against various metrics and to manage dealer contracts and track compliance with the European Common Market’s block exemption regulations. Revenue is recognized when the dealer information collecting and publishing cycle is completed and delivered.

Allowance for Doubtful Accounts. We estimate a reserve, as required, for outstanding accounts receivable. Allowances for doubtful accounts are reviewed on a quarterly basis and any required adjustments to reserve levels are made. Allowances for doubtful accounts at the end of fiscal 2005 and 2004 were $1.6 million and $1.4 million, respectively.

Foreign Currency Translation. The financial position and results of operations of each of our foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Assets and liabilities are translated into U.S. dollars using the exchange rates at the end of the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are included in the determination of our other comprehensive income (loss) which is reflected as a component of shareholders’ equity.

Net Earnings (Loss) per Common Share. Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period, and reflects the potential dilution that could occur if all of our outstanding stock options that are in-the-money were exercised, using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net earnings per common share are shown in the table below for the periods indicated:

(Shares in thousands)	2005	2004 (Restated)	2003 (Restated)
Basic	29,650	28,515	28,189
Dilutive effect of stock options	—	—	233

Diluted	29,650	28,515	28,422

No options or unvested restricted shares were included in the computation of diluted net earnings (loss) per common share for 2005 and 2004 because a net loss occurred and to include them, therefore, would be anti-dilutive.

Options to purchase 1,000,008 common shares were outstanding at January 3, 2004, but were not included in the computation of diluted net earnings per common share for 2003 because the exercise prices of those options were greater than the average market price of the common shares and to include them, therefore, would be anti-dilutive. There was no restricted stock granted during or prior to fiscal 2003.

Cash and Cash Equivalents. We consider all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheets approximates fair value.

Inventory. Inventory costs for PQIL and PQBS include material, labor and overhead. Inventory costs for PQED include material only. Inventory is stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market. Where appropriate, a valuation reserve has been recorded to recognize slow-moving or obsolete inventory.

Capitalization and Depreciation of Property, Plant, Equipment, Developed Curriculum and Product Masters. A fixed asset is recognized for items with a purchase price over one thousand dollars and an estimated useful life of greater than one year. We currently employ the straight-line depreciation method for all fixed assets over the estimated useful life of the asset, except for PQIL product masters. Our traditional products (microfilm and microfiche) and electronic products each have capitalizable “product masters”. Costs associated with the creation of traditional and electronic product masters are capitalized. For product masters, PQIL uses the double declining balance method of depreciation over a 10 year useful life as this methodology most closely matches how we believe revenue is generated from content. In order to facilitate the timely determination of depreciation expense for the year, we use a half-year convention for depreciation. For new curriculum development costs in PQED, appropriate costs are capitalized and amortized over the expected lives of the education programs. Curriculum development costs on programs with expected lives less than one year are expensed as incurred. Estimated lives range from 10 to 40 years for buildings and building improvements, 3 to 15 years for machinery and equipment, 3 years for PQED developed curriculum and 10 years for PQIL product masters.

We recognized depreciation expense on property, plant, equipment, developed curriculum and product masters of $51.6 million, $52.6 million, and $50.3 million, for fiscal 2005, 2004 and 2003, respectively.

Purchased and Developed Software. Purchased and developed software includes the costs to acquire third party software or develop internal software with an expected useful life greater than one year. For internally developed software, we follow the guidance in SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) for capitalizing software projects.

In accordance with SOP 98-1, three stages are identified in the development of internal use software:

•	preliminary project stage

•	application development stage

•	post implementation / operating stage

We capitalize internal use software development costs incurred during the second stage only, application development. All other costs incurred in connection with internal use software development are expensed as incurred. As part of the restatement, we determined that our previous accounting for the costs of computer software developed or obtained for internal use at the PQIL segment may not have been in accordance with the guidance of SOP 98-1. The PQIL segment did not maintain adequate contemporaneous documentation of the time/costs incurred for the various stages of internal software development as prescribed in SOP 98-1. Without contemporaneous documentation and the inability to reconstruct accurate time cards or other direct evidence of amounts to be capitalized under SOP 98-1, in order to restate our financial results, we found it necessary to develop an alternative methodology which could determine and support the internal and external costs to be capitalized for the development of internal use software. We devised this alternative methodology to estimate the amounts that should have been capitalized and to provide appropriate supporting evidence. Essentially we developed a system to retrospectively 1) determine which projects were appropriate for capitalization and 2) estimate the costs incurred for each of those projects by development stage. In order to do so, we used all available records and information available to us by project, including documented project plans (e.g. requirement and design documentation), staffing summaries, budgets, payroll reports, and other project related information. We also relied upon the input, recollections and estimates of senior software development executives of the Company, most of whom are still employed by the Company and were employed throughout the time the projects were underway. Purchased and developed software costs are amortized over their expected useful lives, normally three to five years.

As noted in paragraph 31(c) of SOP 98-1, costs of computer software developed for internal use shall include interest costs incurred while developing such internal-use software. The Company has analyzed the project periods for the capitalizable software projects and has determined that most projects were of a short term nature. However, for the Business System Replacement (“BSR”) project which extended from fiscal year 2001 through fiscal year 2004, the Company applied the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”). Interest of $0.3 million and $0.3 million was capitalized during fiscal 2004 and 2003, respectively. There was no interest capitalized during fiscal 2005.

We follow SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”) for software projects related to external use.

According to SFAS No. 86, all costs related to software development for software to be sold, leased or otherwise marketed can be categorized into two types of costs:

•	Research and development costs which are incurred internally in creating a computer software product prior to establishing technological feasibility, and

•	Software production costs incurred after technological feasibility has been established.

The first type of costs is expensed as incurred. The second type of cost is capitalized and amortized over the estimated economic life of the product. All of our software development for software to be sold, leased or otherwise marketed is amortized on a straight-line basis primarily over three to five years. Software that is purchased with a license is amortized over the life of the related license.

Curriculum. Curriculum is the acquired curriculum in the amount of $97 million resulting from the acquisition of Voyager in the first quarter of fiscal 2005. The fair value of curriculum and related core teaching and evaluation methodologies that were acquired with Voyager were determined by a third party and are being amortized over 10 years on a sum of year’s digits basis.

Goodwill and Other Intangible Assets. We follow SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in accounting for our goodwill and intangible assets. Under SFAS No. 141, intangible assets are recognized as assets apart from goodwill when they arise from contractual or other legal rights (regardless of whether those rights are transferable or separable from the acquired entity or from other rights and obligations) or if they are separable (capable of being separated or divided from the acquired entity regardless of whether there is an intent to do so).

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis using a two-step goodwill impairment test. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to its book value. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The annual impairment testing is performed in the second fiscal quarter, based on the goodwill balance as of the end of the first fiscal quarter.

As a result of the Restatement, we re-performed our impairment test of goodwill for fiscal 2002 through 2005. The first step of our 2003 impairment test indicated that no impairment existed; therefore, the second test was not necessary. The magnitude of the decline in earnings discussed in the Restatement Note (see Note 2) resulted in impairment charges being recorded in the second fiscal quarter of 2004. See Note 8, “Goodwill, Software and Other Intangible Assets”, for further details on SFAS No. 142 and accounting for goodwill as well as the details surrounding the impairment charges. For fiscal year 2005, no other impairment of goodwill was indicated.

Intangible assets determined to have definite useful lives are amortized on a straight-line basis over their useful lives, generally one to 10 years. Intangible assets which were acquired with Voyager in fiscal 2005 are amortized on a straight-line basis and have a useful life ranging from one to 10 years. We review our intangibles with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable.

Impairment of Long-Lived Assets. We review the carrying value of property, plant, equipment and product masters and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. As a result of the Restatement, we have re-performed our impairment testing of long-lived assets for fiscal years 2002 through 2005. The sale of assets to NAPC caused us to record an impairment charge of $0.6 million for long-lived assets in 2005 related to a portion of capitalized software that would no longer be utilized. For fiscal year 2005, no other impairment was indicated.

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

Commissions. One of the incremental direct costs associated with product sales is commission expense. We apply guidance from SAB 101 and SAB 104 for determining expense recognition. Commission expense associated with subscription contracts is deferred and recognized over the term of the contracts. Commission expense for fiscal 2005, 2004 and 2003 was $25.6 million, $22.2 million and $13.2 million, respectively.

Monetized Future Billings. With regard to our PQBS APSP agreements, we have monetized a portion of the future cash stream to be generated by these customer contracts. At the time of monetization, we receive an amount equal to the discounted value of future billings that will be received from the customer. The amount received at the time of monetization is recorded as “Monetized future billings” in our Consolidated Balance Sheet. The monthly payments received from our customers are retained by the third party with whom we have monetized these contracts and a portion of the discount is recognized as interest expense. Our obligation related to certain portions of these monetized amounts will be satisfied within the next twelve months; these amounts have been classified as the “Current portion of monetized future billings”. In connection with these transactions, we retain a maximum credit risk of $1.3 million.

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

Stock Option Plan. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), we account for our stock option plan using the intrinsic method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Pro forma net earnings and earnings per share disclosures for employee stock option grants based on the fair value-based method (defined in SFAS No. 123), whereby the fair value of stock-based awards at the date of grant would be subsequently expensed over the related vesting periods, are indicated below:

(Dollars in thousands, except per share data)	2005	2004 (Restated)	2003 (Restated)
Net earnings (loss), as reported	$(14,493)	$(180,051)	$18,574
Add: Stock-based compensation as reported	1,166	64	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,924)	(9,163)	(8,512)

Pro forma net earnings (loss)	$(21,251)	$(189,150)	$10,062

Net earnings (loss) per share:
Basic-as reported	$(0.49)	$(6.31)	$0.66
Basic-pro forma	$(0.72)	$(6.63)	$0.36
Diluted-as reported	$(0.49)	$(6.31)	$0.65
Diluted-pro forma	$(0.72)	$(6.63)	$0.35

The fair value of each option granted is estimated on the date of grant using either the Black-Scholes option-pricing model or a binomial model.

The assumptions for the Black-Scholes option-pricing model are as follows:

	2005	2004 (Restated)	2003 (Restated)
Expected stock volatility	36.71%	38.53%	49.94%
Risk-free interest rate (weighted average for fiscal year)	3.82%	3.04%	2.35%
Expected years until exercise	4	4	4
Dividend yield	0.00%	0.00%	0.00%

In fiscal 2004, the Compensation Committee of our Board of Directors granted 1,961,500 nonqualified stock options with an exercise price of $30.97 per share to six members of our senior executive team. On October 5, 2005 and November 2, 2005, an additional 100,000 and 175,000 nonqualified stock options with an exercise price of $36.52 and $30.97, respectively, were granted to two new members of our senior executive team. These stock options are intended to serve as a long-term incentive consistent with the Board’s desire that management deliver long-term sustainable shareholder value.

On December 31, 2005, 170,500 options granted with the 2004 grant were cancelled due to the departure of one of our senior executives.

Based on the complexity of the senior executive option plan, we have utilized a binomial model to estimate the fair value of the options, utilizing the following assumptions:

	Granted November 2, 2005	Granted October 5, 2005	Granted February 4, 2004
Expected stock volatility	29.74%	29.10%	31.50%
Risk-free interest rate (as of grant date)	4.55%	4.38%	3.07%
Expected years until exercise	7	4	5
Dividend yield	0.00%	0.00%	0.00%

Derivative Financial Instruments and Hedging Activities. We comply with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 138”). SFAS No. 133, as amended, requires that we recognize all derivative instruments as assets or liabilities in the balance sheet at fair value.

Interest Rate Risk

In December 2004, in anticipation of our debt refinancing, we entered into Treasury Rate Locks (“2004 Locks”) with a notional amount of $125 million and a seven year term. At January 1, 2005, the unrealized marked to market gain of the 2004 Locks in the amount of $0.1 million (net of tax) was recorded in interest income in our Consolidated Statement of Operations. These 2004 Locks effectively fixed the underlying treasury rate for the pricing of our private placement at 4.04% and settled on January 14, 2005, the same day our private placement of debt was priced. Upon settlement, a $0.5 million loss was incurred which was recorded in interest expense in our Consolidated Statement of Operations. At December 31, 2005, we did not have any interest rate forwards or option contracts outstanding.

Foreign Exchange Risks

A portion of revenue, earnings, and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Substantially all foreign exchange risks are managed through operational means. However, we believe that from time to time some foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts are not designated for hedging treatment under SFAS No. 133, as amended. At December 31, 2005 or January 1, 2005, we did not have any foreign currency forwards or option contracts outstanding.

Note 2 – Restatement of Financial Statements

On February 9, 2006 the Company announced that during a review related to its internal controls assessment required by the Sarbanes-Oxley Act of 2002, the Company discovered material irregularities in its accounting. The Audit Committee retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC, to assist in the investigation of the irregularities. A summary of the key findings of the investigation, on the basis of the evidence gathered, included the following:

(i)	the evidence strongly indicated that the former VP Finance (the “former PQIL VP Finance”) of the Company’s Information and Learning (“PQIL) business unit bears primary responsibility for the accounting misstatements related to PQIL that have required the restatement,

(ii)	the former PQIL VP Finance exercised primary control over the accounts in which significant misstatements were identified and regularly directed (often without providing appropriate support) that manual journal entries, many of which were erroneous, be made in a number of these accounts, especially during quarter-end and year-end closes,

(iii)	the net effect of the manual entries was to increase current-period net earnings by decreasing expense or increasing revenue,

(iv)	other than with respect to two employees reporting to and acting under the direction of the former PQIL VP Finance, there was no evidence that any other employee, officer or director of the Company had any direct knowledge of, or involvement in, the accounting misstatements,

(v)	the Company in general and PQIL in particular had certain deficiencies in internal controls that allowed the former PQIL VP Finance to engage in the misstatements, and

(vi)	no evidence indicated undue pressure from corporate management to attain certain results.

As a result of the findings from the investigation and a company-led accounting review, the Company has restated its Consolidated Financial Statements for the years 2003 and 2004 and for the first three quarters of 2005 (“the Restatement”).

The determination to restate these financial statements was made as a result of:

•

the findings of the Audit Committee Investigation which examined, among other things, the Company’s policies and practices for purchase accounting, lease accounting, posting of manual journal entries, accounting for commissions, accounting for royalties paid and received, accounting for deferred revenue, and cost capitalization, and

•

our determination, during the Audit Committee Investigation of the above-referenced items, that certain other adjustments to correct errors in accounting and to reclassify certain expense items in the Statement of Operations were required to our Consolidated Financial Statements.

The Restatement reduced our net earnings by $247.0 million in 2004 and $31.2 million in 2003. The impact of the Restatement on the consolidated statements of operations is shown in the accompanying tables.

The impact of the Restatement on the consolidated balance sheets and consolidated statements of cash flows is also shown in the accompanying tables.

The Restatement included the following categories of adjustments:

•	Adjustments related to the purchase price allocation for PQIL acquisitions;

•	Adjustments related to PQIL accounting for sales commissions;

•	Adjustments related to PQIL correcting royalty revenue received from an outside party;

•	Adjustments related to PQIL deferred revenue balances at period end;

•	Adjustments related to PQIL royalty expense;

•	Adjustments related to PQIL accounts receivable;

•	Adjustments related to PQIL accounting for lease transactions;

•	Adjustments related to PQIL foreign subsidiaries;

•	Adjustments related to PQIL capitalization of product masters and internal-use software;

•	Adjustments related to PQIL manual journal entries lacking proper support;

•	Adjustments related to miscellaneous manual accruals;

•	Adjustments related to the impairment of goodwill;

•	Other adjustments to correct:

•	Past immaterial audit differences and other reclassifications;

•	The translation of the goodwill and long-lived assets at our foreign divisions;

•	The correction of the foreign pension liabilities;

•	Adjustments related to PQBS accounting;

•	Adjustments to income tax expense.

Each of the adjustments in these categories is described more fully below.

Adjustments related to the purchase price allocation for PQIL acquisitions:

As part of our internal accounting review, we discovered that certain intangible assets and deferred revenue balances were not adjusted to fair value upon acquisition. As part of the restatement, we performed valuations on the intangible asset and deferred revenue liability accounts for the acquisitions in question. We reconstructed the affected asset and liability balances based on the results of the valuation procedures. These reconstructed balances were compared to original purchase price allocation entries to calculate adjustments to correct the beginning balance sheet amounts for the affected asset and liability accounts. The cumulative effect of these adjustments was to decrease acquired goodwill resulting from these acquisitions by approximately $42.3 million partially offset by an increase in property, plant and equipment, and other long lived assets resulting in a net asset reduction of $33.5 million as of the end of fiscal 2004.

During the review of PQIL acquisitions, one acquisition was found to have a contingent consideration component that was not properly accounted for. Originally, amounts paid for the contingent consideration were recorded as goodwill. The correct entry was to record the payments as compensation expense because the payments were more characteristic of compensation than purchase price. The total effect of this adjustment was to decrease goodwill and increase expense by approximately $0.6 million for 2004.

In the course of reviewing purchase accounting for acquisitions made during the Restatement period, we identified certain opening balance sheet liabilities and subsequent manual entries posted to those liability accounts which were unsupported. The opening balance sheet liabilities identified included severance and transition costs. We reconciled severance related accruals and subsequent payments to legacy ProQuest employees from each acquisition to available documentation and calculated corresponding expected accrual balances. Adjustments were made to reverse unsupported manual journal entries made to income statement accounts and to adjust reported accrual balances to calculated expected accrual balances. In addition, we reconciled transition related accruals and payments for each successful and failed acquisition and each divestiture to available documentation and determined corresponding expected accrual balances. Adjustments were made to reverse unsupported manual journal entries made to income statement accounts and to adjust reported accrual balances to calculated expected accrual balances.

The combination of all of the purchase price allocation adjustments resulted in an overall decrease in earnings before income taxes of $5.8 million for 2004 and $11.3 million for 2003.

Adjustments related to PQIL accounting for sales commissions:

During our internal accounting review, we discovered that a spreadsheet used to calculate the prepaid commissions balance contained formula errors. In addition, we discovered errors in certain assumptions used in the calculation of prepaid commissions.

These corrections resulted in adjustments that increased commission expense by $4.3 million during 2004 and decreased commission expense by $1.2 million for 2003.

Adjustments related to PQIL correcting royalty revenue received from an outside party:

We have an agreement with an outside party, Genealogy.com (Gen.com), to, among other things, license certain ProQuest content to Gen.com for the genealogy products sold by Gen.com to consumers. We receive a payment and a statement each quarter for the royalties we are owed. During our internal accounting review, we discovered that, rather than recording the dollar value of the royalty payment received from Gen.com as revenue, the Company had recorded the transaction as if we had billed the consumer directly on Gen.com’s behalf, which inflated certain revenues and expenses. The Company incorrectly recorded revenue at a value equivalent to the revenue earned by Gen.com and recorded a corresponding cost of product sufficient to result in a net balance equivalent to the royalty payment received. Furthermore, we determined we did not have objective evidence at the end of a reporting period to estimate the dollar amounts of the royalty payments to be received for activity during the period. Thus, as part of our restatement, we corrected the accounting to reflect the recognition of revenues as payments were received.

These adjustments decreased net sales by $5.6 million in 2004 and $2.8 million in 2003 offset by a decrease in cost of sales of $5.6 million in 2004 and $3.2 million in 2003.

Adjustments related to PQIL deferred revenue balances at period end:

During our internal accounting review, we discovered deferred revenue balances were inconsistent with supporting subsidiary ledger detail. Upon further investigation, we identified manual journal entries posted to the general ledger which were unsupported. These entries caused expenses and deferred revenue to both be understated and net sales to be overstated. Additionally, the general ledger activity did not match subsidiary ledger activity from one financial reporting period to another.

We reconstructed the deferred revenue balances based on the results of our investigation resulting in adjustments that decreased net sales for 2004 by $6.0 million and for 2003 by $2.4 million, increased cost of sales for 2004 by $14.0 million and for 2003 by $13.0 million, and increased selling and administrative expense for 2004 by $9.5 million and for 2003 by $5.4 million.

We reviewed our revenue accounting for PQIL sales of Perpetual Access Licenses (“PAL”). Previously, the company incorrectly recognized the entire PAL sale as revenue on the date of sale. Upon review, we determined that we could not establish separate fair value for the data access portion of the sale. We are now treating the PAL fee and the data access fee as one unit of accounting and recognizing revenue over the longer of twelve months or the term of the data access agreement. These adjustments decreased net sales for 2004 by $1.7 million and for 2003 by $0.4 million.

We reviewed our contractual relationships with PQIL’s content suppliers using guidance from EITF 99-19 to determine if sales should be recorded as the gross amount billed to a customer because we earned revenue from the sale of goods or services or the net amount retained because we earned a commission or fee. We determined that for eleven contracts, sales should be recorded net of royalties paid. While not affecting the gross margin reported, net sales for 2004 and 2003 were reduced by $3.9 million and $2.4 million respectively with a corresponding decrease in cost of sales.

For marketing reasons, PQIL frequently provided free before-and/or-after periods to customers for subscriptions, which had the effect of making the standard subscription period longer than 12 months. Revenue for these transactions was originally recorded over a twelve month subscription period. We now include any free months as part of the subscription period over which revenue is recognized. These adjustments decreased net sales for 2004 by $0.3 million and for 2003 by $0.1 million.

We also found PQIL allows select customers to defer payment for products purchased over multiple years but does not charge the customer a finance fee or interest. For these sales, we have imputed a finance cost based on our incremental borrowing rate and are recording this portion of the sale as interest income. This decreased net sales and increased interest income for 2004 and 2003 by $0.5 million and $0.4 million respectively.

Adjustments related to PQIL royalty expense:

During the internal accounting review, we discovered that prepaid royalty balances were inconsistent with supporting subsidiary ledger detail. Upon further investigation, we identified manual journal entries posted to the general ledger which were unsupported and manual journal entries that were made to accounts other than royalty expense. Additionally, the general ledger activity did not match subsidiary ledger activity from one financial reporting period to another. We reconstructed the prepaid royalty balances based on the results of our investigation which resulted in royalty expense adjustments that increased cost of sales by $7.4 million for 2004 and decreased cost of sales by $2.6 million for 2003 and increased selling and administrative expense by $3.0 million and $2.6 million for 2004 and 2003, respectively.

In addition, we recalculated the accrued royalty expense during these periods which resulted in adjustments that decreased cost of sales for 2004 by $5.3 million and for 2003 by $1.7 million and increased selling and administrative expense for 2004 by $6.5 million and decreased selling and administrative expense for 2003 by $1.2 million.

As a result of recording perpetual access license sales on a deferred basis over the longer of twelve months or the access period, royalty expense for this deferred revenue is also deferred over a corresponding period. This adjustment increased cost of sales for 2004 by $25,000 and decreased cost of sales for 2003 by $0.3 million.

Adjustments related to PQIL accounts receivable:

During our internal accounting review, we identified unsubstantiated journal entries posted to the miscellaneous receivables accrual account. We reversed all unsubstantiated journal entries. In addition, we determined that objective evidence did not exist at the end of a reporting period to substantiate an accrual for reseller’s revenue. As a result, we corrected our accounting for reseller’s revenue to reflect the recognition of revenues as payments were received. The cumulative effect of these adjustments reduced the ending 2004 accounts receivable balance by $11.5 million and the deferred income balance by $8.7 million. Earnings before income taxes for 2004 was increased by $3.0 million and reduced by $3.9 million in 2003.

Adjustments related to PQIL accounting for lease transactions:

During the internal accounting review, we discovered PQIL did not properly determine lease classification required by SFAS No. 13 for equipment leases. We determined that we incorrectly treated a significant number of equipment leases as operating leases rather than capital leases as required by SFAS No. 13. In addition, for certain equipment and property leases, we discovered we failed to appropriately recognize rent expense during rent holidays (free rent periods) and, for leases with escalating rent payments we failed to recognize the rent expense on a straight-line basis over the lease term. Furthermore, when a lease was terminated by signing a new lease prior to the end of the original lease term, we discovered the remaining lease payments had been incorporated into the terms of the new lease rather than recording an expense for the terminated lease at the time of termination (e.g., when we ceased using the equipment). Properly accounting for capital leases, lease termination costs, free rent periods and escalating rent payments increased expense for 2004 by $1.5 million and increased expense by $2.8 million for 2003. Interest expense for 2004 and 2003 increased $0.9 million and $1.1 million, respectively. Debt at January 1, 2005 increased by $19.3 million partially offset by an $9.1 million increase in property, plant, and equipment, net of accumulated amortization.

Also during the review, we discovered PQIL had incurred debt that was not properly accounted for on the balance sheet, but rather was treated as operating leases. PQIL entered into agreements with certain vendors for services and then was billed over a multi-year period. PQIL incorrectly accounted for these transactions by treating the monthly payments as lease expense without recording the corresponding debt on the balance sheet. We have restated these transactions by expensing the cost of such services in the period services were performed, which resulted in increased expense for 2003 of $4.0 million and decreased expense for 2004 of $0.5 million, and by recording debt transactions for amounts financed by the vendors. The periodic payments made to these vendors have been reclassified as payments of principal and interest. These adjustments resulted in interest expense increasing for 2004 and 2003 by $0.4 million and $0.3 million, respectively. Debt at January 1, 2005 increased by $5.0 million.

Adjustments related to PQIL foreign subsidiaries:

As part of our internal accounting review, we reviewed accounting procedures and financial statements for our Micromedia operating unit in Canada and our Chadwyck-Healey operating unit in the U.K. Based on the results of the review, we have made adjusting journal entries to correct misstated account balances. The entries (in USD) to adjust the records of foreign subsidiaries reduced earnings before income taxes for 2004 by $1.0 million and by $0.7 million for 2003.

Adjustments related to PQIL capitalization of product masters and internal-use software:

During the internal accounting review, we discovered PQIL accounting for the costs of computer software developed or obtained for internal use was not in accordance with SOP 98-1. Due to a lack of detailed, contemporaneous, corroborative evidence, the company was required to develop a cost study and methodology to support the internal and external costs to be capitalized for the development of internal use software. Using this cost study and methodology, the Company reconstructed the capitalized asset balances following guidance set forth in SOP 98-1. These reconstructed balances were compared to existing general ledger balances to determine adjusting entries to the amounts previously capitalized for computer software developed or obtained for internal-use. While most projects were short in duration, one back-office software project lasted multiple years. For this project, we have also capitalized interest costs of $0.3 million for both 2004 and 2003. The total amount capitalized for internal use software for 2004 and prior periods was reduced by $24.2 million, with this amount being expensed in the periods the costs were incurred. These costs were partially offset by the reduction in amortization expense as a result of the lower capitalized amounts, resulting in cost of goods sold and selling and administrative expenses for 2004 and 2003 to be increased by $4.6 million and $1.4 million, respectively.

We also discovered that costs capitalized for indirect overhead related to the production of product masters was inconsistent with supporting general ledger detail. We corrected these amounts and reconstructed the amounts to be capitalized by calculating the portion of the pool of costs related to the production of product masters. In addition, it was discovered that direct labor costs related to the production of product masters contained amounts for employees who were not considered part of the production process. We have removed labor costs for these employees from the amounts being capitalized. As a result of these changes to both direct labor and indirect overhead costs, cost of sales for 2004 increased by $5.3 million and cost of sales for 2003 increased $1.0 million.

Adjustments related to PQIL manual journal entries lacking proper support:

Manual journal entries made by division and corporate staff to accounts not covered in a specific area discussed above were reviewed for proper support. Numerous PQIL manual journal entries were found lacking adequate supporting documentation. The net effect of reversing these entries was to increase earnings before income taxes for 2004 by $1.1 million and to decrease earnings before income taxes for 2003 by $4.3 million.

Adjustments related to miscellaneous manual accruals:

We reviewed the miscellaneous accrual and reserve accounts being maintained by division and corporate staff and found accruals and reserves were not being maintained accurately. These accounts in question related primarily to accruals for employee benefit costs, inventory reserves and accruals for professional fees.

A review of miscellaneous accruals disclosed that the accrual for the incurred but not reported costs were being improperly accrued after the Company switched its health insurance plan from a traditional insured policy to a self funded third party administrated plan in 2002. The Company was improperly calculating the liability for the Executive Deferred Compensation Plan. It was basing the liability on the change in value of the segregated funds designated for this deferred compensation plan and not the actual liability owed each participant.

The Company reviewed the carrying value of its inventory and determined that the ongoing business model change to more online delivery of its products had made the hard copy product inventory obsolete. As part of the Restatement, the company provided an obsolescence reserve equal to 90% of the book value of the inventory.

We have calculated correct amounts that should have been accrued/reserved at each period-end and recorded correcting entries. The net effect of these correcting entries was to decrease earnings before income taxes for 2004 by $0.1 million and to decrease earnings before income taxes for 2003 by $1.5 million.

Adjustments related to the impairment of goodwill:

The magnitude of the decline in earnings as a result of the Restatement led us to re-perform the annual impairment testing of goodwill. We have determined that we experienced goodwill impairment for the PQIL business unit in 2004. We have recorded the impairment of goodwill which in the aggregate totaled $180.5 million.

Other adjustments:

Adjustments to correct past immaterial audit differences and other reclassifications:

As part of the Restatement, we have reviewed past unrecorded immaterial audit adjustments at PQIL and corporate and have now recorded these entries which resulted in an increase in cost of sales for 2004 of $0.6 million and no change to 2003. We have also corrected the classification of certain expenses between categories on the statement of operations such as cost of sales and selling and administrative expense. The impact of these adjustments resulted in a net decrease in cost of sales and net increase in selling and administrative expense of $9.3 million and $9.4 million for 2004 and 2003, respectively.

Adjustments to correct the translation of the goodwill and long-lived assets at our foreign divisions:

We reviewed amounts charged to Other Comprehensive Income (OCI) for translation based changes in the carrying value of the balance sheet of our foreign subsidiaries. We discovered that the currency translation adjustments had been calculated using a historical conversion rate instead of the spot conversion rate as of the balance sheet date. This change resulted in a cumulative increase in accumulated Other Comprehensive Income (OCI) of $14.6 million in 2004.

Adjustments to correct the foreign pension liabilities:

We reviewed the accounting for the Company’s pension plans and discovered that the minimum pension liability for the UK pension plan was understated. The adjustment to correct this understatement resulted in a cumulative decrease in accumulated OCI of $9.2 million in 2004.

Adjustments related to a review of the Company’s other operating entities:

Adjustments related to PQBS accounting:

We have reviewed past immaterial unrecorded audit adjustments and have now recorded these entries. Earnings before income taxes were reduced by $2.8 million for 2004 and by $0.2 million for 2003. The Company also revised how it accounted for its joint venture in OE

Connection to properly reflect the allocation of income and/or losses based on the OEC members’ agreement. In the past, the Company had not properly recorded the joint venture under the equity method. As part of the Restatement, we recorded equity income of an affiliate net of applicable income taxes of $0.6 million and $0.4 million for 2004 and 2003, respectively.

Income tax expense adjustments:

As a result of restating certain amounts in the Consolidated Statement of Operations, the Company recalculated its income tax provision based on the restated earnings.

The Restatement reduced the original 2003 income tax expense by $17.8 million. The reduced tax expense is primarily attributable to the reduction in pre-tax income at the statutory tax rates.

The reconciliation of the income tax expense from continuing operations to the domestic federal statutory income tax expense as originally reported and as restated for fiscal year 2003 was as follows:

	2003
	As previously reported	Adjustments	As restated
Expected income tax expense (benefit) based on statutory federal income tax rate	$25,226	$(17,308)	$7,918
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	2,162	(418)	1,744
Changes in valuation allowance	82	1,183	1,265
Tax incentives	(1,658)	728	(930)
Other	(449)	(1,946)	(2,395)

Income tax expense	$25,363	$(17,761)	$7,602

The 2004 income tax expense increased from $27.0 million to $28.7 million despite a significant decrease in pre-tax income due to the Restatement. The change in pre-tax income at statutory tax rates would have provided an expected income tax benefit of approximately $86.1 million. However, as a result of the Restatement, the Company reported expenses that did not result in tax benefits, primarily the impairment of non-deductible goodwill. Accordingly, the potential tax benefit of the Restatement was $18.0 million less than the amount expected from restatement changes at statutory rates. Furthermore, in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) the Company reviewed the likelihood of realizing a future benefit from the related restatement adjustments. As a result of this review, the Company recognized a valuation allowance against virtually all of its domestic tax benefits arising from the restatement adjustments. The Company also concluded it should increase its valuation allowances for its existing domestic deferred tax assets that previously did not have a valuation allowance. Prior to the Restatement, the Company’s principal component of its valuation allowance related to a U.S. capital loss carryforward.

The increases to the valuation allowances increased income tax expense approximately $67.3 million. Finally, the Company reviewed its contingent tax liabilities for the restatement period and increased its contingency reserve accordingly. The total impact of these adjustments completely offset the expected $86.1 million income tax benefit from restatement changes at statutory rates cited above.

The reconciliation of the income tax expense from continuing operations to the domestic federal statutory income tax expense as originally reported and as restated for fiscal year 2004 was as follows:

	2004
	As previously reported	Adjustments	As restated
Expected income tax expense (benefit) based on statutory federal income tax rate	$27,919	$(86,087)	$(58,168)
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	1,755	(2,920)	(1,165)
Changes in valuation allowance	—	67,326	67,326
Non-deductible goodwill	—	17,966	17,966
Tax incentives	(1,276)	861	(415)
Other	(1,359)	4,507	3,148

Income tax expense	$27,039	$1,653	$28,692

Effect of the Restatement on the Consolidated Statements of Operations:

(in thousands, except per share amounts)

	As Previously Reported Fiscal Year 2004	Restatement Summary Fiscal Year 2004	As Restated Fiscal Year 2004
Net Sales	$462,814	$(23,170)	$439,644
Cost of sales	(230,315)	4,431	(225,884)

Gross profit	232,499	(18,739)	213,760
Research and development expense	(16,603)	(8,053)	(24,656)
Selling and administrative expense	(120,592)	(37,991)	(158,583)
Goodwill impairment	—	(180,503)	(180,503)
Gain on sale of assets	900	—	900

Earnings (loss) from continuing operations before interest, income taxes and equity in earnings of affiliate	96,204	(245,286)	(149,082)
Net interest expense:
Interest income	1,517	247	1,764
Interest expense	(17,952)	(924)	(18,876)

Net interest expense	(16,435)	(677)	(17,112)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	79,769	(245,963)	(166,194)
Income tax expense	(27,039)	(1,653)	(28,692)
Equity in earnings of affiliate, net of taxes	—	573	573

Earnings (loss) from continuing operations	52,730	(247,043)	(194,313)
Earnings from discontinued operations, net of taxes	778	—	778
Gain on sale of discontinued operations, net of taxes	13,484	—	13,484

Net earnings (loss)	$66,992	$(247,043)	$(180,051)

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$1.85	$(8.66)	$(6.81)
Earnings from discontinued operations	0.03	—	0.03
Gain on sale of discontinued operations	0.47	—	0.47

Basic net earnings (loss) per common share	$2.35	$(8.66)	$(6.31)

Diluted:
Earnings (loss) from continuing operations	$1.83	$(8.64)	$(6.81)
Earnings from discontinued operations	0.03	—	0.03
Gain on sale of discontinued operations	0.46	0.01	0.47

Diluted net earnings (loss) per common share	$2.32	$(8.63)	$(6.31)

Effect of the Restatement on the Consolidated Statements of Operations:

(in thousands, except per share amounts)

	As Previously Reported Fiscal Year 2003	Restatement Summary Fiscal Year 2003	As Restated Fiscal Year 2003
Net Sales	$451,015	$(17,507)	$433,508
Cost of sales	(221,960)	4,226	(217,734)

Gross profit	229,055	(13,281)	215,774
Research and development expense	(18,367)	(7,955)	(26,322)
Selling and administrative expense	(122,251)	(27,436)	(149,687)
Other income	775	—	775

Earnings (loss) from continuing operations before interest, income taxes and equity in earnings of affiliate	89,212	(48,672)	40,540
Net interest expense:
Interest income	1,370	478	1,848
Interest expense	(18,509)	(1,257)	(19,766)

Net interest expense	(17,139)	(779)	(17,918)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	72,073	(49,451)	22,622
Income tax expense	(25,363)	17,761	(7,602)
Equity in earnings of affiliate, net of taxes	—	443	443

Earnings (loss) from continuing operations	46,710	(31,247)	15,463
Earnings from discontinued operations, net of taxes	3,111	—	3,111

Net earnings (loss)	$49,821	$(31,247)	$18,574

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$1.66	$(1.11)	$0.55
Earnings from discontinued operations	0.11	—	0.11

Basic net earnings (loss) per common share	$1.77	$(1.11)	$0.66

Diluted:
Earnings (loss) from continuing operations	$1.64	$(1.10)	$0.54
Earnings from discontinued operations	0.11	—	0.11

Diluted net earnings (loss) per common share	$1.75	$(1.10)	$0.65

Effect of the Restatement on each line in the Consolidated Statements of Operations:

(in thousands)

	As previously reported	Acquisition purchase price adjust- ments	Commission expense adjust- ments	Royalty sales adjust- ments	Net Sales adjust- ments	Royalty expense adjust- ments	Accounts receivable adjust- ments	Lease transaction adjust- ments	Foreign subsidiary adjust- ments	Capitalized cost adjust- ments	Manual journal entry adjust- ments	Miscellaneous accrual adjust- ments	Impairment adjust- ments	Other adjust- ments	PQBS adjust- ments	As restated
Fiscal Year 2004
Net Sales	$462,814	$(4,177)	$—	$(5,593)	$(12,379)	$—	$2,983	$—	$(5,149)	$—	$477	$1,200	$—	$—	$(532)	$439,644
Cost of sales	(230,315)	(1,806)	—	5,607	(10,103)	(2,155)	—	980	3,462	1,685	558	(594)	—	8,646	(1,849)	(225,884)

Gross profit	232,499	(5,983)	—	14	(22,482)	(2,155)	2,983	980	(1,687)	1,685	1,035	606	—	8,646	(2,381)	213,760
Research and development expense	(16,603)	—	—	—	—	—	—	—	5	(8,058)	—	—	—	—	—	(24,656)
Selling and administrative expense	(120,592)	339	(4,263)	—	(9,520)	(9,489)	—	(1,959)	677	(3,738)	54	(442)	—	(9,226)	(424)	(158,583)
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—	—	(180,503)	—	—	(180,503)
Gain on sale of assets	900	—	—	—	—	—	—	—	—	—	—	—	—	—	—	900

Earnings (loss) from continuing operations before interest, income taxes and equity in earnings of affiliate	96,204	(5,644)	(4,263)	14	(32,002)	(11,644)	2,983	(979)	(1,005)	(10,111)	1,089	164	(180,503)	(580)	(2,805)	(149,082)
Net interest expense:
Interest income	1,517	3	—	—	479	—	—	—	14	—	—	(249)	—	—	—	1,764
Interest expense	(17,952)	(141)	—	—	—	—	—	(1,257)	(4)	269	—	—	—	209	—	(18,876)

Net interest expense	(16,435)	(138)	—	—	479	—	—	(1,257)	10	269	—	(249)	—	209	—	(17,112)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$79,769	$(5,782)	$(4,263)	$14	$(31,523)	$(11,644)	$2,983	$(2,236)	$(995)	$(9,842)	$1,089	$(85)	$(180,503)	$(371)	$(2,805)	$(166,194)

Fiscal Year 2003
Net Sales	$451,015	$(2,495)	$—	$(2,777)	$(5,708)	$—	$(3,893)	$—	$(1,442)	$—	$(710)	$—	$—	$—	$(482)	$433,508
Cost of sales	(221,960)	(4,058)	400	3,180	(10,634)	4,585	—	(3,034)	597	4,509	540	(1,300)	—	9,400	41	(217,734)

Gross profit	229,055	(6,553)	400	403	(16,342)	4,585	(3,893)	(3,034)	(845)	4,509	(170)	(1,300)	—	9,400	(441)	215,774
Research and development expense	(18,367)	(2)	—	—	—	—	—	—	(190)	(7,763)	—	—	—	—	—	(26,322)
Selling and administrative expense	(122,251)	(4,559)	789	(456)	(5,383)	(1,400)	—	(3,758)	263	554	(4,145)	(189)	—	(9,396)	244	(149,687)
Other income	775	—	—	—	—	—	—	—	—	—	—	—	—	—	—	775

Earnings (loss) from continuing operations before interest, income taxes and equity in earnings of affiliate	89,212	(11,114)	1,189	(53)	(21,725)	3,185	(3,893)	(6,792)	(772)	(2,700)	(4,315)	(1,489)	—	4	(197)	40,540
Net interest expense:
Interest income	1,370	7	—	—	412	—	—	—	30	—	—	29	—	—	—	1,848
Interest expense	(18,509)	(173)	—	—	—	—	—	(1,394)	(5)	330	—	—	—	(15)	—	(19,766)

Net interest expense	(17,139)	(166)	—	—	412	—	—	(1,394)	25	330	—	29	—	(15)	—	(17,918)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$72,073	$(11,280)	$1,189	$(53)	$(21,313)	$3,185	$(3,893)	$(8,186)	$(747)	$(2,370)	$(4,315)	$(1,460)	$—	$(11)	$(197)	$22,622

The following table presents the effect of the Restatement on the Consolidated Balance Sheet for fiscal year 2004:

(in thousands)

	At January 1, 2005 (FY 2004)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,313	$—	$4,313
Accounts receivable, net	95,004	(4,447)	90,557
Income tax receivable	275	6,727	7,002
Inventory	5,312	(2,579)	2,733
Other current assets	50,133	(14,973)	35,160

Total current assets	155,037	(15,272)	139,765
Total property, plant, equipment and product masters, at cost	422,803	11,579	434,382
Accumulated depreciation and amortization	(222,806)	(10,966)	(233,772)

Net property, plant, equipment and product masters	199,997	613	200,610
Investments in affiliates	—	1,625	1,625
Long-term receivables	8,084	—	8,084
Goodwill, net	311,279	(196,530)	114,749
Identifiable intangibles, net	15,379	818	16,197
Purchased and developed software, net	41,699	(9,082)	32,617
Other assets	21,454	867	22,321

Total assets	$752,929	$(216,961)	$535,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,000	$10,248	$15,248
Accounts payable	49,364	14,836	64,200
Accrued expenses	35,303	2,667	37,970
Current portion of monetized future billings	24,331	—	24,331
Deferred income	100, 480	56,302	156,782

Total current liabilities	214,478	84,053	298,531
Long-term liabilities:
Long-term debt, less current maturities	150,000	14,487	164,487
Monetized future billings, less current portion	36,197	—	36,197
Other liabilities	82,533	5,293	87,826

Total long-term liabilities	268,730	19,780	288,510
Shareholders’ equity:
Common stock	29	—	29
Capital surplus	320,033	(1,106)	318,927
Unearned compensation on restricted stock	(236)	—	(236)
Notes receivable arising from stock purchases	(194)	—	(194)
Retained earnings (accumulated deficit)	(36,019)	(329,717)	(365,736)
Treasury stock, at cost	(16,276)	1,100	(15,176)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	4,562	17,907	22,469
Unrealized (loss) from derivatives, net of tax	(536)	536	—
Minimum pension liability, net of tax	(1,970)	(9,580)	(11,550)
Net unrealized gain on securities	328	66	394

Accumulated other comprehensive income	2,384	8,929	11,313

Total shareholders’ equity (deficit)	269,721	(320,794)	(51,073)

Total liabilities and shareholders’ equity	$752,929	$(216,961)	$535,968

The following table presents the effect of the Restatement by category on the Consolidated Balance Sheet for fiscal year 2004:

(in thousands)

	As previously reported	Acquisition purchase price adjust- ments	Commission expense adjust- ments	Royalty sales adjust- ments	Net sales adjust- ments	Royalty expense adjust- ments	Accounts receivable adjust- ments	Lease transaction adjust- ments	Foreign subsidiary adjust- ments	Capitalized cost adjust- ments	Manual journal entry adjust- ments	Miscell- aneous accruals adjust- ments	Impai- rment adjust- ments	Other adjust- ments	PQBS adjust- ments	Income tax adjust- ments	As restated
At January 1, 2005 (FY 2004)
ASSETS
Current assets:
Cash and cash equivalents	$4,313	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4,313
Accounts receivable, net	$95,004	—	—	(161)	—	269	(11,492)	—	—	—	38	—	—	7,388	(489)	—	$90,557
Income tax receivable	$275	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,727	$7,002
Inventory	$5,312	—	—	—	—	—	—	—	—	—	—	(1,952)	—	(627)	—	—	$2,733
Other current assets	$50,133	(483)	(3,081)	—	4,033	(7,531)	—	—	1,697	—	(987)	(165)	—	(1,968)	(107)	(6,381)	$35,160

Total current assets	$155,037	(483)	(3,081)	(161)	4,033	(7,262)	(11,492)	—	1,697	—	(949)	(2,117)	—	4,793	(596)	346	$139,765
Total property, plant, equipment and product masters, at cost	$422,803	11,584	—	—	—	—	—	15,285	2,743	(17,362)	(1,964)	—	—	—	1,293	—	$434,382
Accumulated depreciation and amortization	$(222,806)	(3,556)	—					(6,802)	(664)	(58)	448	—	—	—	(334)	—	$(233,772)

Net property, plant, equipment and product masters	$199,997	8,028	—	—	—	—	—	8,483	2,079	(17,420)	(1,516)	—	—	—	959	—	$200,610
Investments in affiliates	$—	—	—	—	—	—	—	—	—	—	—	—	—		1,625	—	$1,625
Long term receivables	$8,084	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$8,084
Goodwill, net	$311,279	(42,257)	—	—	—	—	—		19	—	—	—	(180,459)	14,628	2,826	8,713	$114,749
Identifiable intangibles, net	$15,379	1,057	—	—	—	—	—	—	—	—	—	—	—	—	—	(239)	$16,197
Purchased and developed software, net	$41,699	642	—	—	—	—	—	457	—	(10,379)	—	—	—	—	198	—	$32,617
Other assets	$21,454	(462)	—	—	—	48	—	—	(287)	—	—	—	—	3,961	(1,998)	(395)	$22,321

Total assets	$752,929	$(33,475)	$(3,081)	$(161)	$4,033	$(7,214)	$(11,492)	$8,940	$3,508	$(27,799)	$(2,465)	$(2,117)	$(180,459)	$23,382	$3,014	$8,425	$535,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,000	$—	$—	$—	$—	$—	$—	$10,122	$126	$—	$—	$—	$—	$—	$—	$—	$15,248
Accounts payable	$49,364	48	—	—	44	7,458	—	—	1,201	—	(988)	1,758	—	5,420	(105)	—	$64,200
Accrued expenses	$35,303	(265)	1,081	—	—	—	—	1,023	119	—	2,464	(396)	—	120	365	(1,844)	$37,970
Current portion of monetized future billings	$24,331	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$24,331
Deferred income	$100,480	(8,194)	—	200	73,219	—	(8,712)	—	2,488	—	—	—	—	—	(2,699)	—	$156,782

Total current liabilities	$214,478	(8,411)	1,081	200	73,263	7,458	(8,712)	11,145	3,934	—	1,476	1,362	—	5,540	(2,439)	(1,844)	$298,531
Long-term liabilities:
Long-term debt, less current maturities	$150,000	—	—	—	—	—	—	14,153	334	—	—	—	—	—	—		$164,487
Monetized future billings, less current portion	$36,197	—	—	—	—	—	—	—	—	—	—	—	—	—	—		$36,197
Other liabilities	$82,533	1,419	—	—	8,644	—	—		279	—	857	—	77	13,511	3,082	(22,576)	$87,826

Total long-term liabilities	$268,730	1,419	—	—	8,644	—	—	14,153	613	—	857	—	77	13,511	3,082	(22,576)	$288,510
Common stock	$303,356	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	$303,350
Retained earnings (accumulated deficit)	$(36,019)	(26,156)	(4,162)	(361)	(77,874)	(14,779)	(2,780)	(16,358)	(1,841)	(27,733)	(4,798)	(3,555)	(180,503)	(1,759)	(291)	33,233	$(365,736)
Accumulated other comprehensive earnings	$2,384	(327)	—	—	—	107	—	—	802	(66)	—	76	(33)	6,090	2,662	(382)	$11,313

Total shareholder’s equity:	$269,721	(26,483)	(4,162)	(361)	(77,874)	(14,672)	(2,780)	(16,358)	(1,039)	(27,799)	(4,798)	(3,479)	(180,536)	4,331	2,371	32,845	$(51,073)

Total liabilities and shareholder’s equity (deficit)	$752,929	$(33,475)	$(3,081)	$(161)	$4,033	$(7,214)	$(11,492)	$8,940	$3,508	$(27,799)	$(2,465)	$(2,117)	$(180,459)	$23,382	$3,014	$8,425	$535,968

The following table presents the effect of the Restatement on the Consolidated Statements of Cash Flows:

(in thousands)

	At January 1, 2005 (FY 2004)		At January 3, 2004 (FY 2003)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating activities:
Net earnings (loss)	$66,992	$(180,051)	$49,821	$18,574
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	180,503	—	—
Gain on sale of discontinued operations	(13,484)	(16,049)	—	—
Equity in earnings of affiliate	—	(908)	—	(717)
Depreciation and amortization	71,561	71,893	60,696	62,281
Stock-related compensation	—	64	—	—
Gain on sale of fixed assets	(900)	(900)	—	—
Deferred income taxes	21,894	27,722	26,544	3,396
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(174)	(12,496)	12,729	20,673
Inventory, net	(923)	252	167	1,429
Other current assets	(8,772)	6,626	(5,733)	(6,786)
Long-term receivables	(2,911)	(2,912)	(471)	(471)
Other assets	(2,916)	(269)	(623)	1,908
Accounts payable	623	4,060	4,647	9,049
Accrued expenses	(2,563)	(1,693)	(12,368)	(1,642)
Deferred income	(25,560)	3,267	(12,510)	5,172
Other long-term liabilities	3,692	12,683	37	331
Other, net	1,257	747	(1,858)	(204)

Net cash provided by operating activities	107,816	92,539	121,078	112,993

Investing activities:
Expenditures for property, plant, equipment, product masters curriculum development costs, and software	(66,774)	(49,049)	(70,819)	(63,604)
Proceeds from disposal of fixed assets	900	900	—	—
Acquisitions, net of cash acquired	(25,767)	(23,587)	(51,754)	(56,354)
Purchase of equity investments available for sale	(7,893)	(7,825)	(1,978)	(1,660)
Proceeds from disposal of equity investments available for sale	4,261	4,261	490	490
Proceeds from (expenditures associated with) sales of discontinued operations	32,918	32,918	(2,540)	(2,540)

Net cash used in investing activities	(62,355)	(42,382)	(126,601)	(123,668)

Financing activities:
Net increase in current maturities of long-term debt	4,614	5,508	218	2,649
Payments of current portion of monetized future billings	—	(1,252)	—	(1,155)
Proceeds from long-term debt	371,570	176,170	483,450	245,850
Repayment of long-term debt	(412,570)	(216,862)	(479,450)	(236,570)
Principal payments under capital lease obligations	—	(4,798)	—	(4,465)
Debt issuance costs	(395)	(395)	—	—
Long-term monetized future billings	(11,988)	17,920	(5,391)	25,906
Payments of long-term monetized future billings	—	(28,558)	—	(30,142)
Repurchases of common stock	(3,566)	(3,566)	(1,328)	(1,328)
Proceeds from exercise of stock options, net	6,825	6,825	10,076	10,212

Net cash (used in) provided by financing activities	(45,510)	(49,008)	7,575	10,957

Effect of exchange rate changes on cash	339	(645)	189	1,547

Increase in cash and cash equivalents	290	504	2,241	1,829
Cash and cash equivalents, beginning of period	4,023	3,809	1,782	1,980

Cash and cash equivalents, end of period	$4,313	$4,313	$4,023	$3,809

Note 3 - Business Segments

Our operating segments are internally organized primarily by the type of products produced and markets served. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have aggregated similar operating segments into three reportable segments, PQED, PQIL, and PQBS. (Refer to Note 1, “Significant Accounting Policies”, for a description of segment operations.) We evaluate the performance of and allocate resources to each of the segments based on their operating results excluding interest and taxes. The accounting policies for each of the segments are described in Note 1.

Information concerning our operating business segments for fiscal 2005, 2004, and 2003 for our continuing operations is as follows:

	2005
(Dollars in thousands)	PQED	PQIL	PQBS	Corporate	Total
Net sales	$90,967	$271,461	$183,485	$—	$545,913
Earnings (loss) from continuing operations before interest, income taxes, and equity in earnings of affiliate	$3,600	$(8,443)	$49,697	$(15,948)	$28,906
Capital expenditures	$7,703	$54,228	$3,152	$587	$65,670
Depreciation and amortization	$20,564	$61,918	$6,251	$296	$89,029
Total assets	$382,623	$339,855	$129,271	$65,365	$917,114

	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	PQIL	PQBS	Corporate	Total
Net sales	$267,959	$171,685	$—	$439,644
Earnings (loss) from continuing operations before interest, income taxes, and equity in earnings of affiliate	$(185,013)	$50,977	$(15,046)	$(149,082)
Capital expenditures	$43,742	$4,834	$473	$49,049
Depreciation and amortization	$64,496	$7,094	$303	$71,893
Total assets	$402,681	$104,876	$28,411	$535,968

	2003
	(Restated)	(Restated)	(Restated)	(Restated)
	PQIL	PQBS	Corporate	Total
Net sales	$262,485	$171,023	$—	$433,508
Earnings (loss) from continuing operations before interest, income taxes, and equity in earnings of affiliate	$7,141	$50,244	$(16,845)	$40,540
Capital expenditures	$51,642	$11,512	$450	$63,604
Depreciation and amortization	$56,467	$5,620	$194	$62,281
Total assets	$552,952	$123,500	$38,938	$715,390

Information on our operations by geographic area for fiscal 2005, 2004, and 2003 for continuing operations is as follows:

(Dollars in thousands)	2005	2004 (Restated)	2003 (Restated)
Geographic Area Data
Net Sales (1):
United States	$415,444	$320,718	$309,050
Europe	70,882	65,319	71,736
Asia	22,168	22,031	24,149
Canada	26,266	24,118	21,622
Other	11,153	7,458	6,951

Total	$545,913	$439,644	$433,508

Total Assets:
United States	$695,462	$325,847	$529,364
Europe	200,168	196,854	175,174
Asia	436	452	250
Canada	21,048	12,815	10,602

Total	$917,114	$535,968	$715,390

(1)	Revenue is classified according to its country of destination (including exports to such areas) .

Note 4 – Acquisitions and Disposal of Assets

On January 31, 2005, we acquired all the outstanding ownership interest in Voyager. The results of Voyager’s operations subsequent to the acquisition on January 31, 2005 are included in our Consolidated Financial Statements. Had Voyager been acquired effective on the first day of our 2004 fiscal year, pro forma unaudited consolidated net sales, net earnings, and net earnings per common share would have been as follows:

	Pro Forma for the Fifty-Two Weeks Ended
(Dollars in thousands, except per share data)	December 31, 2005	January 1, 2005
Net sales	$562,815	$520,530
Loss from continuing operations	(8,203)	(199,181)
Loss from continuing operations per common share:
Basic	$(0.28)	$(6.82)
Diluted	$(0.28)	$(6.82)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as the Voyager acquisition date:

(Dollars in thousands)	At January 31, 2005 (Restated)
Cash	$7,064
Current assets	24,216
Property, plant, and equipment	2,800
Curriculum	97,000
Other assets	172
Intangibles	11,657
Goodwill	244,370

Total assets acquired	387,279
Current liabilities	$5,846
Capital lease obligations	945
Deferred income	5,603
Long-term deferred taxes	3,597
Other long-term liability	623

Total liabilities assumed	16,614
Net assets acquired	$370,665

The total consideration paid for all the issued and outstanding common stock of Voyager was approximately $370 million which included $20.4 million in our restricted common stock which was approximately 683,000 shares as well as a $10.7 million working capital adjustment which was paid in the second quarter of 2005. The number of restricted common stock shares was determined based on the closing price of our common stock on January 31, 2005, as stated in the Voyager acquisition agreement and plan of merger. The value of the restricted common stock shares was determined using the average of the closing price over a reasonable period of time before and after the terms of the acquisition were agreed to and announced on December 14, 2004. We also agreed to pay up to an additional $20 million in aggregate to the shareholders of Voyager based upon Voyager’s revenue performance during the period from April 1, 2005 through March 31, 2006. The revenue performance targets were not achieved; therefore, no payments were made. None of the goodwill acquired as part of the Voyager acquisition is expected to be deductible for tax purposes.

We financed our acquisition through the issuance of $175 million in private-placement notes and a new revolving line of credit (see Note 13). The private placement notes were issued at a fixed rate of 5.38% and mature January 2015. Our previous revolving credit agreement was replaced with a new variable interest rate facility with capacity of $275 million which expires in January 2010.

In fiscal 2005, we completed a number of additional acquisitions including ExploreLearning, Syncata, Covigna, and Active Web Services for an aggregate cash consideration of $17.7 million and the assumption of certain liabilities. The goodwill associated with these additional acquisitions totaled $12.5 million, of which $2.7 million is expected to be deductible for tax purposes. The impact of these additional acquisitions on pro forma earnings (loss) from continuing operations and earnings (loss) from continuing operations per common share would not be material.

In fiscal 2004, we completed a number of acquisitions including Copley Publishing Group, LearningPage (formerly Reading A-Z), Axiom Press, Serials Solutions, and Entigo Inc. for aggregate consideration of $26.5 million in cash, 105,000 shares of our $.001 par value common stock, and the assumption of certain liabilities. The goodwill associated with these acquisitions totaled $20.1 million, of which $15.3 million is expected to be deductible for tax purposes. These acquisitions did not have a material impact on our Consolidated Financial Statements.

In July 2003, we acquired SIRS Publishing, Inc. (“SIRS”) for $27.9 million and the assumption of certain liabilities. The amount of $14.7 million of goodwill was associated with the acquisition and included in the PQIL segment. This acquisition did not have a material impact on our Consolidated Financial Statements.

On December 30, 2002, the second day of our 2003 fiscal year, we purchased all the interest in BigChalk that we did not previously own for a negotiated value of $26.6 million, which included a holdback of $3.4 million and was net of approximately $20.1 million in cash held by BigChalk that we received after the acquisition. In 2004, we paid $2.4 million related to these holdbacks. The result of BigChalk’s operations have been included in our Consolidated Financial Statements since the date of acquisition.

On October 28, 2005, we sold certain assets related to PQIL’s periodical microfilm and coursepack operations to NAPC for $21.9 million after purchase price adjustments for working capital. NAPC was purchased by former employees of PQIL. The assets sold consist primarily of receivables, customer relationships, product processes, manufacturing facility, intellectual property, and certain publisher agreements. Included in the purchase price was a $2 million promissory note bearing a 9% annual interest rate. The promissory note will be paid over 4 years on December 31 of each year starting December 31, 2006.

This sale does not meet the requirements of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for reporting discontinued operations and is recorded as a gain on the sale of fixed assets in the consolidated statement of operations. The assets sold were not considered a component of an entity as a separate statement of operations and statement of cash flow for these assets could not be clearly distinguished from the rest of the entity.

The gain on the sale of assets was derived as follows:

(Dollars in thousands)
Sale price	$21,933
Net assets sold, related reserves, and sale expenses	(19,618)

Gain on sale of assets	$2,315

PQIL and NAPC also entered into a manufacturing agreement whereby NAPC will perform certain microfilm and electronic manufacturing services to PQIL and its affiliates. The initial term of this manufacturing agreement commences on the closing of the transaction and expires on December 31, 2010, unless otherwise terminated in accordance with the terms of the manufacturing agreement. PQIL has agreed to purchase certain minimum amounts from NAPC during the term of the manufacturing agreement. These amounts equal approximately $6 million of services in 2006, $5.5 million in 2007 and an amount equal to $5 million in each of 2008, 2009 and 2010.

As a result of the sale of assets to NAPC, we recorded an impairment charge of $0.6 million for long-lived assets in 2005 related to a portion of capitalized software that would no longer be utilized.

Note 5 – Income Taxes

Earnings from continuing operations before income taxes in fiscal 2005, 2004, and 2003 were attributable to the following locations:

	2005	2004 (Restated)	2003 (Restated)
United States	$(27,354)	$(176,848)	$15,513
Foreign	23,243	10,654	7,109

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$(4,111)	$(166,194)	$22,622

Income tax expense attributable to income from continuing operations in fiscal 2005, 2004, and 2003 included the following:

	2005	2004 (Restated)	2003 (Restated)
Current income tax expense (benefit):
United States	$1,792	$(109)	$(229)
State and local	2,327	174	2,809
Foreign	7,145	4,290	3,714

Current income tax expense (benefit)	11,264	4,355	6,294

Deferred income tax expense (benefit):
United States	278	25,577	245
State and local	(1,145)	(1,870)	1,813
Foreign	305	630	(750)

Deferred income tax expense (benefit)	(562)	24,337	1,308

Income tax expense	$10,702	$28,692	$7,602

Included above are current tax benefits of $0.3 million in 2005 and $1.3 million in 2003, related to the utilization of previously unrecognized operating loss carryforwards.

The significant components of deferred income tax expense attributable to income from continuing operations were as follow:

	2005	2004 (Restated)	2003 (Restated)
Deferred income tax expense (benefit), exclusive of components listed below:	$(36,682)	$(727)	$1,322
Allocation of valuation allowance reducing goodwill	36,120	—	—
Benefits of operating loss carryforwards	—	—	(14)
Adjustments of the beginning of the year balance of a valuation allowance because of a change in circumstances that cause a change in judgment about the realizability of the related deferred tax assets in future years	—	25,064	—

Deferred income tax expense (benefit)	$(562)	$24,337	$1,308

Reconciliation of income tax expense from continuing operations and the domestic federal statutory income tax expense were as follows:

	2005	2004 (Restated)	2003 (Restated)
Statutory federal income tax rate	$(1,439)	$(58,168)	$7,918
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	371	(1,165)	1,744
Changes in valuation allowance	12,297	67,326	1,265
Non-deductible goodwill	—	17,966	—
Tax incentives	(867)	(415)	(930)
Other	340	3,148	(2,395)

Income tax expense	$10,702	$28,692	$7,602

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The tax effects of each type of temporary difference and carryforwards that gives rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2005 and 2004 were as follows:

	2005	2004 (Restated)
Deferred tax assets are attributable to:
Net capital loss carryforwards	$35,355	$39,133
Deferred compensation and pension benefits	24,477	19,500
Net operating loss carryforwards	23,493	19,495
Goodwill	23,471	27,155
Tax credits	15,240	16,532
Accrued expenses other than deferred compensation and pension benefits	9,853	9,800
Purchased and developed software	6,176	1,223
Other	13,322	11,190

Total gross deferred tax assets	$151,387	$144,028
Valuation allowance	(97,245)	(117,813)

Net deferred tax assets	$54,142	$26,215
Deferred tax liabilities are attributable to:
Curriculum	$(29,712)	—
Property, plant, equipment and product masters	(13,949)	(18,051)
State taxes	(3,066)	(605)

Total gross deferred tax liabilities	$(46,727)	$(18,656)

Net deferred tax asset	$7,415	$7,559

The net deferred tax asset is classified as follows:

	2005	2004 (Restated)
Short-term deferred tax asset	4,044	1,926
Long-term deferred tax asset	9,872	6,783
Long-term deferred tax liability	(6,501)	(1,150)

Net deferred tax asset	$7,415	$7,559

The net change in the valuation allowance in 2004 was $68.7 million. The increase in the valuation allowance during 2004 was primarily attributable to management’s assessment that it was not more likely than not to realize the net deferred tax assets in the United States including net operating loss carryforwards, tax credit carryforwards, and temporary differences between financial reporting and tax basis in its assets and liabilities. Prior to the Restatement, the Company’s principal component of its valuation allowance related to a U.S. capital loss carryforward. $25.1 million of the increase in the valuation allowance during 2004 is attributable to the net deferred tax assets in the United States at the beginning of 2004 that previously did not have a valuation allowance. Virtually all of the remainder of the increase in the valuation allowance is attributable to the net deferred tax assets generated in the United States during 2004, a significant portion of which is attributable to the impairment of goodwill for financial reporting purposes, where the Company concluded it should not recognize a tax benefit for these assets.

The net change in the valuation allowance in 2005 was $20.6 million. The valuation allowance decreased by $36.1 million during 2005 primarily as a result of deferred tax liabilities, primarily attributable to curriculum costs, recognized in the purchase price allocation for the Voyager acquisition. The majority of the remaining increase to the valuation allowance in 2005 is attributable to management’s assessment that it was not more likely than not that the Company would realize tax benefits on its deferred tax assets generated in the United States during 2005. There also were some valuation allowance changes for foreign net operating losses generated and realized in 2005. As of December 31, 2005, the amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets is $4.7 million.

At December 31, 2005, the amounts and expiration dates of operating loss and tax credit carryforwards were as follows:

Net Operating and Capital Loss Carryforwards (Gross)	Amount as of year ended 2005	Expire or start expiring at the end of:
U.S. capital loss Carryforward	$101,014	2006
U.S. net operating loss	45,057	2020 - 2025
Foreign capital loss carryforwards	9,727	Carryforward indefinitely
Foreign net operating loss	2,885	Carryforward indefinitely

The U.S. net operating losses above are subject to the following annual limitations due to change in control restrictions:

2003 BigChalk acquisition	2,575
2004 Copley acquisition	58
2005 Syncata acquisition	464

State Net Operating Loss Carryforward (Net)
State tax net operating losses	3,689

Total	3,689

Tax Credits
Foreign tax credit	7,310	2011 - 2015
U.S. alternative minimum tax credit	7,930	Indefinite Carryforward

Total	15,240

Income taxes paid (refunded), net of refunds, for fiscal years 2005, 2004 and 2003 were $14.5 million, ($0.9) million, and $4.4 million respectively.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for 2003 and 2004. The IRS examination is pending issuance of the Company’s restated financial statements. These years under examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company has established a liability for those matters where it is not probable that the position will be sustained. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary difference totaled $32.5 million at December 31, 2005. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

Note 6 – Discontinued Operations

In June 2004, we sold our DMS business, which was a component of PQBS. The DMS business was a software business which did not fit with our core electronic publishing strategy. Accordingly, the operating results of this business have been segregated from our continuing operations. The Consolidated Statements of Operations separately reflect the earnings of this business. The interest expense attributable to our debt was allocated between continuing and discontinued operations based on a net asset basis.

Results from discontinued operations are shown in the tables below for the fiscal years indicated:

	Fiscal Years Ended
(Dollars in thousands)	January 1, 2005	January 3, 2004
Net sales	$8,567	$18,636
Earnings before interest and income taxes	1,499	5,442
Interest expense, net	(236)	(517)
Income tax expense	(485)	(1,814)

Earnings from discontinued operations, net of taxes	$778	$3,111

The gain in fiscal 2004 resulting from the sale of our discontinued operations was derived as follows:

(Dollars in thousands)
Sale price	$35,900
Net assets, related reserves, and expenses	(19,851)

Gain on sale	$16,049
Income tax expense	(2,565)

Gain on sale of discontinued operations, net of tax	$13,484

On October 28, 2005, we sold certain assets related to PQIL’s periodical microfilm and coursepack operations to NAPC. Because the sale consisted of assets for which there was no separate financial reporting that could be clearly distinguished from continuing operations, the operating results and gain on the sale on these assets are included in continuing operations.

Note 7 – Cumulative Effect of a Change in Accounting Principle

In December 1999, the Securities and Exchange Commission (“SEC”) issued SAB 101. As a result of this pronouncement, we modified our accounting for revenue from new online subscriptions in the PQIL segment and from APSP agreements in the PQBS segment beginning in fiscal 2000.

As a result of the changes in the methods of accounting for revenue, approximately $114.8 million of revenue recognized in fiscal 1999 and prior years was reversed and included in the cumulative effect adjustment determined as of the beginning of fiscal 2000. Of this amount, $0.9 million, $4.8 million, and $14.0 million was recognized in 2005, 2004, and 2003, respectively and $0.1 million remains to be recognized in 2006.

Note 8 – Goodwill, Software and Other Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2005 and January 1, 2005 are as follows:

(Dollars in thousands)	PQED	PQIL	PQBS	Total
Balance as of January 3, 2004 (Restated)	$—	$231,352	$50,399	$281,751
Goodwill acquired in fiscal 2004 (1)	—	18,084	1,991	20,075
Goodwill disposed of in fiscal 2004	—	—	(11,036)	(11,036)
Goodwill Impairment	—	(180,503)	—	(180,503)
Goodwill adjustment for foreign currency translation	—	3,674	788	4,462

Balance as of January 1, 2005 (Restated)	$—	$72,607	$42,142	$114,749
Goodwill acquired in fiscal 2005	247,184	105	9,234	256,523
Goodwill disposed of in fiscal 2005	—	(61)	—	(61)
Segment reporting adjustment	5,434	(5,434)	—	—
Goodwill adjustment for foreigncurrency translation	—	(5,644)	(1,085)	(6,729)

Balance as of December 31, 2005	$252,618	$61,573	$50,291	$364,482

(1)	Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior year acquisitions.

Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company’s annual impairment testing is performed by reporting unit in the second quarter, based on the goodwill balance as of the end of the first fiscal quarter. In 2003 and 2005, no impairment was indicated. In 2004, the first step of the impairment testing showed that the book value of one of the PQIL reporting units exceeded its fair value; therefore, the second test was necessary for this reporting unit. The second step of SFAS No. 142 requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. This allocation was determined using multiple variants of the income approach utilizing the restated and forecasted operating results. As a result of the second step of our 2004 impairment test, the goodwill balance for the impaired reporting unit was determined to be fully impaired. Impairment charges of $180.5 million for this reporting unit were recorded in 2004. The impairment charges were a result of the decline in earnings in the PQIL business due primarily to customers’ budgetary constraints and increased royalty costs as a result of increased competition.

Included in depreciation and amortization expense is software amortization of $10.6 million, $12.0 million, and $6.3 million, for the years 2005, 2004, and 2003, respectively.

As of December 31, 2005 and January 1, 2005 our intangible assets and related accumulated amortization consisted of the following:

	Balance as of December 31, 2005
(Dollars in thousands)	Gross	Accumulated Amortization	Net
Customer relationships	$25,297	$(10,527)	$14,770
Trademark	8,233	(3,246)	4,987
Acquired software	491	(231)	260
Non-compete agreements	5,329	(2,095)	3,234

Total identifiable intangibles, net	$39,350	$(16,099)	$23,251

	Balance as of January 1, 2005 (Restated)
	Gross	Accumulated Amortization	Net
Customer relationships	$18,646	$(6,488)	$12,158
Trademark	4,604	(2,008)	2,596
Acquired software	211	(98)	113
Non-compete agreement	2,055	(725)	1,330

Total identifiable intangibles, net	$25,516	$(9,319)	$16,197

We recorded $7.7 million, $5.0 million, and $3.3 million of intangible amortization expense during 2005, 2004, and 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows: 2006 – $7.5 million; 2007 – $6.3 million; 2008 – $3.1 million; 2009 – $1.7 million; 2010 – $1.1 million.

During 2005 and 2004, we acquired the following intangible assets:

(Dollars in thousands)	Acquired Intangibles	Weighted Average Amortization Period
2005
Customer relationships	$8,470	7.6 years
Trademark	3,700	9.9 years
Acquired software	280	2.9 years
Non-compete agreement	3,297	3.2 years

Total acquired identifiable intangibles	$15,747	7.2 years

2004 (Restated)
Customer relationships	$5,312	4.9 years
Trademark	370	5.0 years
Non-compete agreement	280	4.7 years

Total acquired identifiable intangibles	$5,962	4.9 years

Note 9 – Other Current Assets

Other current assets at the end of fiscal 2005 and 2004 consist of the following:

(Dollars in thousands)	2005	2004 (Restated)
Short-term deferred tax asset	$4,044	$1,926
Prepaid royalties	15,984	14,807
Commissions	4,311	4,288
Available for sale securities	8,948	7,007
Maintenance agreements	4,862	1,609
Other	4,574	5,523

Total	$42,723	$35,160

Our available-for-sale securities represent assets, invested in equity and fixed income securities, held in a rabbi trust, related to an executive deferred compensation plan.

Note 10 – Other Assets

Other assets at the end of fiscal 2005 and 2004 consist of the following:

(Dollars in thousands)	2005	2004 (Restated)
Long-term deferred tax asset	$9,872	$6,783
Licenses, net	5,782	7,728
Long-term commissions	5,432	4,893
Deferred financing costs, net	2,613	1,173
Other	2,140	1,744

Total	$25,839	$22,321

Included in amortization expense is license amortization of $1.9 million, $1.9 million, and $2.1 million, for fiscal 2005, 2004, and 2003, respectively.

Note 11 – Accrued Expenses

Accrued expenses at the end of fiscal 2005 and 2004 consist of the following:

(Dollars in thousands)	2005	2004 (Restated)
Salaries, wages and bonuses	$18,794	$15,710
Current portion of deferred compensation	2,256	2,210
Current portion of pension benefits	1,960	1,915
Profit sharing	2,901	1,735
Accrued income taxes	3,898	1,883
Accrued interest	6,646	2,171
Other	14,079	12,346

Total	$50,534	$37,970

Note 12 – Other Liabilities

Other liabilities at the end of fiscal 2005 and 2004 consist of the following:

(Dollars in thousands)	2005	2004 (Restated)
Pension benefits	$48,867	$38,237
Deferred compensation	19,846	19,443
Post-retirement medical benefits	444	2,026
Long-term deferred tax liability	6,501	1,150
Other	30,922	26,970

Total	$106,580	$87,826

Note 13 - Debt and Lines of Credit

Debt at the end of fiscal 2005 and 2004 consist of the following:

(Dollars in thousands)	2005	2004 (Restated)
Long-term debt:
5.45% senior notes due 10/01/12	$150,000	$150,000
5.38% senior notes due 01/31/15	175,000	—
Revolving credit agreement	189,900	5,000
Capital lease obligations	11,356	11,301
Termination costs	6,329	8,428
Other	1,440	5,006

Long-term debt	534,025	179,735
Less: current maturities	(522,708)	(15,248)

Long-term debt, less current maturities	$11,317	$164,487

The weighted average interest rate on our borrowings at the end of fiscal 2005 and 2004 was 5.75% and 5.76%, respectively.

5.45% Senior Notes

On January 31, 2005, we entered into a first amendment to the 2002 Note Purchase Agreement dated as of October 1, 2002, under and pursuant to which we originally issued and sold our 5.45% senior notes (the “2002 Notes”) due October 1, 2012, in an aggregate principal amount of $150 million. No principal payments are due until October 1, 2006. The notes will amortize in seven equal annual payments of $21.4 million, beginning October 1, 2006 and ending on October 1, 2012. The interest rate on these senior notes is fixed at 5.45% and is payable semi-annually. The first amendment, among other things, amended the financial covenants under the 2002 Note Purchase Agreement to give effect to the acquisition of Voyager. Specifically, the consolidated adjusted net worth covenant and the consolidated debt covenants were adjusted to be consistent with the terms of the 2005 Note Purchase Agreement.

5.38% Senior Notes

On January 31, 2005, we entered into the 2005 Note Purchase Agreement providing for, among other things, the issue and sale by us to the 2005 Note Purchasers of the Company’s 5.38% Senior Notes due January 31, 2015, in the aggregate principal amount of $175 million (the “2005 Notes”). No principal payments are due until January 31, 2010. We are required to make six equal annual principal payments of $29.1 million on the 2005 Notes commencing on January 31, 2010. The applicable annual interest on the 2005 Notes is fixed at 5.38% and will be payable semi-annually in arrears calculated on the basis of a 360-day year of twelve 30-day months.

Revolving Credit Agreement

On January 31, 2005, we replaced our previous revolving credit agreement with a new variable interest rate facility (“Credit Agreement”). The new Credit Agreement is a five-year, unsecured revolving credit facility in an amount up to $275 million, with a sub-facility for letters of credit (in an amount not to exceed $20 million) and a sub-facility for swingline loans (in an amount not to exceed $15 million). The final maturity date of the Credit Agreement is January 31, 2010 with no principal payments due until that date. The aggregate maximum principal amount of the revolver may be increased by an amount up to $75 million during the term of the Credit Agreement, provided that the lenders are willing to grant such increase, no default exists, and certain other conditions are satisfied. Borrowings and letters of credit under the Credit Agreement bear interest, at our option, at either the London Interbank Offered Rate plus a spread ranging from 0.75% to 1.75% or 0% to 0.25% over an alternative base rate. The alternative base rate is the greater of the LaSalle Bank Midwest National Association prime rate or the Federal Funds rate plus 0.50%. The interest rate in effect as of December 31, 2005 was (at our option), either LIBOR + 1.75%, which was 6.10% ($185 million outstanding at December 31, 2005), or the prime rate plus 0.25%, which was 7.50% ($4.9 million outstanding at December 31, 2005).

The Credit Agreement and the Note Purchase Agreements require compliance with leverage, fixed charge and net worth covenants. We and our three largest domestic operating subsidiaries are jointly and severally liable as guarantors under all three agreements. The Credit Agreement contains certain restrictions on the payment of dividends on and repurchases of our common stock. As a result of the restatement of our historical financial statements as described in Note 2 and Note 24, the Company was in default under a number of covenants as of December 31, 2005. Based on these defaults, the lenders under the Credit Agreement and the Note Purchase Agreements had the right to declare these loans due and payable immediately. As of December 31, 2005, the lenders had not exercised this right, however we have included the full amount of debt due in current maturities of long-term debt on December 31, 2005 balance sheet.

A portion of our availability under the Credit Agreement has been utilized to issue letters of credit to support our insurance coverage, leases and certain customer contracts. At December 31, 2005, the total of the face amounts of the outstanding letters of credit was $1.1 million. The letters of credit renew either annually or automatically with the face amount adjusted. At the end of fiscal 2005, we had $84 million of additional credit available under our Credit Agreement. We are required to pay a fee of 0.30% for the unused amount of the Revolving Commitments under the Credit Agreement.

For the five years subsequent to 2005, annual maturities of long-term debt for the Credit Agreement and Senior Notes are: 2006 - $21.4 million; 2007 - $21.4 million; 2008 - $21.4 million; 2009 - $21.4 million and 2010 - $240.5 million. As previously noted, due to the default on our debt covenants, all outstanding senior notes and revolving credit have been classified as current in our Consolidated Balance Sheet.

Capital Lease Obligations

PQIL leases certain facilities and equipment for production and selling and administrative purposes under capital lease agreements with original lease terms up to 15 years. These capital leases expire no later than 2010.

With the acquisition of Voyager, we acquired additional property under capital leases. These acquired capital leases, together with additional capital leases which commenced in 2005, expire no later than 2010.

For the five years subsequent to 2005, annual maturities of long-term capital lease obligations are; 2006 - $6.4 million; 2007 - $6.1 million; 2008 - $4.9 million; 2009 - $0.2 million and 2010 - $0.1 million.

See Note 15, “Leases”, for further description of our capital lease obligations.

Termination Costs

Termination costs include obligations to pay remaining lease payments on other prior capitalized leases which were terminated before the end of their contracted term (see Note 15).

Other

During fiscal years 2003 and 2004 we entered into financing agreements with third parties to finance the costs related to consulting services rendered. The terms of these agreements were from 24 to 36 months and bear interest at rates ranging between 4.12% and 15.91%. The balances outstanding related to the third party financing agreements were $1.4 million and $5.0 million as of December 31, 2005 and January 1, 2005, respectively.

Cash paid for interest for continuing and discontinued operations in fiscal 2005, 2004, and 2003 was $25.2 million, $12.3 million, and $13.3 million, respectively.

Subsequent Events

On February 9, 2006, we announced the restatement of our historical financial statements. The restatement resulted in failure to comply with the covenants set forth in the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement, and the Credit Agreement. The events of default included, but were not limited to, failure to deliver the annual audited financial statements for the 2005 fiscal year and related compliance certificate within the required period, failure to comply with the rules and regulations of the SEC, failure to notify the Bank Agent or any Bank lender of any event of default, material misrepresentations, and failure to make the payment of interest on a portion of the existing bank advances and on the existing 2002 Notes.

Due to the events of the default, we obtained a temporary waiver and amended the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement, and the Credit Agreement on May 2, 2006.

As part of the waiver, the bank lenders and Noteholders agreed to temporarily waive the Specified Continuing Defaults and Specified Existing Defaults during the period commencing on the date of default and expiring on November 30, 2006 unless the date was automatically extended to January 31, 2007.

Upon closing on the sale of PQBS on November 28, 2006 (see Note 24), we made a pro-rata payment of 89% of the principal then outstanding under our 2002 Notes, our 2005 Notes and our Credit Agreement. On November 30, 2006, we entered into a First Amendment to our Waiver and Omnibus Amendment Agreement dated as of May 2, 2006 which extended the waiver period on our remaining obligations from November 30, 2006 to March 15, 2007.

Upon closing on the sale of PQIL on February 9, 2007, we paid our remaining balances owed to our bank lenders and Noteholders and were released from all obligations under the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement, and the Credit Agreement.

Note 14 – Fair Value of Financial Instruments

Our financial instruments include accounts receivable, long-term receivables, investments available-for-sale, accounts payable, other debt and long-term debt.

We believe the book value of accounts receivable and accounts payable approximates fair value due to their short-term nature. In addition, the book value of monetized future billings approximates fair value because at the time of monetization, we received an amount equal to the discounted value of future billings to be received from the customer. The amount received at the time of monetization is recorded as “Monetized future billings” in our Consolidated Balance Sheet. The book value of investments available-for-sale reflects fair market value because these investments are recorded based on quoted market prices as of the end of the reporting period. The book value of other debt, which consists of financing payments payable to vendors for services rendered in prior periods, also approximates fair market value because the amounts recorded are based on discounted future cash flows payable under those financing agreements.

The fair value of long-term receivables is discounted using the weighted average effective borrowing rate at the end of the year. The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to us for debt with the same or similar maturities and terms. At December 31, 2005 and January 1, 2005 long-term receivables were recorded at $15.2 million and $9.3 million (excluding deferred interest income of $1.6 million and $0.5 million, respectively at PQBS and $0.7 million and $0.7 million, respectively at PQIL). At December 31, 2005 and January 1, 2005 long-term debt was recorded at $534.0 million and $179.7 million, respectively. At December 31, 2005 and January 1, 2005, $189.9 million and $5 million of the long-term debt was part of a revolving line of credit.

Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 2005 and January 1, 2005:

	December 31, 2005		January 1, 2005 (restated)
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term receivables	$15,167	$13,170	$9,334	$8,205

Long-term debt:
5.45% senior notes due on 10/01/12	$150,000	$148,185	$150,000	$152,625
5.38% senior notes due on 01/31/15	175,000	170,310	—	—

The 5.45% senior notes and the 5.38% senior notes at December 31, 2005 are recorded at $150 million and $175 million, respectively. The $189.9 million carrying amount of the revolving line of credit was assumed to approximate fair value due to the floating market interest rates to which the revolving line of credit is subject.

Note 15 – Leases

We lease certain facilities and equipment for production and selling and administrative purposes under agreements with original lease periods up to 15 years. Leases generally include provisions requiring payment of taxes, insurance, and maintenance on the leased property. Some leases include renewal options and rent escalation clauses, and certain leases include options to purchase the leased property during or at the end of the lease term. Certain leases include obligations to pay remaining lease payments on other prior leases which were terminated before the end of their contracted term. The full amount of the termination costs are recognized as termination expense in “cost of sales” in our Consolidated Statement of Operations at the inception of the new lease term. Termination expense for fiscal 2005, 2004, and 2003 was $0 (zero), $3.0 million, and $5.1 million, respectively.

The gross value of leased capital assets was $16.6 million and $16.2 million at December 31, 2005 and January 1, 2005, respectively, which are included in machinery and equipment on the Consolidated Balance Sheet. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation expense.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Total rental expense for fiscal 2005, 2004, and 2003 was $13.6 million, $14.7 million, and $12.5 million respectively.

Future minimum capital lease, lease termination, and operating lease payments under long-term non-cancelable leases, and the related present value of capital lease payments at December 31, 2005 were as follows (in millions):

(Dollars in thousands)	Capital Leases	Termination Costs	Operating Leases
2006	$5,023	$2,257	$13,007
2007	4,382	2,140	13,116
2008	2,978	2,110	10,116
2009	181	1	7,440
2010	98	—	6,045
Subsequent to 2010	—	—	41,750

Total minimum lease payments	12,662	6,508	91,474
Less: Maintenance	(198)	—	(95)
Less: Amount representing interest	(1,108)	—	—

Present value of net minimum lease payments	11,356	6,508	91,379
Sub-lease income	—	—	(1,646)

Net lease commitments	$11,356	$6,508	$89,733

Less: current portion	(4,301)

Obligations under capital leases, less current portion	$7,055

Note 16 – Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Eligible employees of our domestic and Canadian operations who elect to do so participate in defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 2005, 2004, and 2003 related to these plans were $3.2 million, $2.0 million, and $3.3 million, respectively.

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

We fund our foreign plans based on local statutes and fund our domestic plans in amounts that fulfill the funding requirements of the Employee Retirement Income Security Act of 1974. The following table sets forth the actual asset allocation and target asset allocation for our foreign pension plan assets:

	2005	2004 (Restated)	Target Asset Allocation
Equity Securities	47.7%	45.4%	45.0%
Debt Securities	51.3	54.3	55.0
Cash	1.0	0.3	—

Total	100.0%	100.0%	100.0%

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

In November 2004, we announced that effective January 1, 2006 we will no longer offer a retiree medical program. This resulted in a negative plan amendment which was recognized ratably in 2005.

The net cost of pension and other postretirement benefit plans for fiscal 2005, 2004, and 2003 were as follows:

	U.S. Plans Pension Benefits			Non-U.S.Plans Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost	$—	$268	$236	$182	$241	$334	$9	$83	$72
Interest cost	1,271	1,288	1,332	3,220	3,422	3,094	30	109	118
Expected return on plan assets	—	—	—	(2,834)	(2,980)	(2,682)	—	—	—
Amortization of prior service cost	—	—	—	3	246	229	(1,500)	—	—
Recognized net actuarial loss/(gain)	84	—	—	584	453	454	(60)	(1)	(7)

Net pension and other postretirement benefit cost	$1,355	$1,556	$1,568	$1,155	$1,382	$1,429	$(1,521)	$191	$183

The funded status of pension and other postretirement benefit plans at the end of fiscal 2005 and 2004 were as follows:

Obligation and Funded Status

	U.S Plans Pension Benefits		Non-U.S.Plans Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation, beginning of year	$22,541	$21,329	$67,656	$58,970	$1,148	$1,932
Service cost	—	268	182	241	9	83
Interest cost	1,271	1,288	3,220	3,422	30	109
Participant contributions	—	—	52	104	—	—
Special FAS 88 Termination Benefit	—	310	—	—	—	—
Exchange rate movements	—	—	(6,924)	4,341	—	—
Plan amendments	—	—	—	—	(563)	(937)
Actuarial (gain)/loss	1,348	1,095	15,289	2,869	(250)	(30)
Benefits paid	(1,904)	(1,749)	(2,426)	(2,291)	(61)	(9)

Benefit obligation, end of year	$23,256	$22,541	$77,049	$67,656	$313	$1,148

Change in Plan Assets
Fair value, beginning of year	$—	$—	$47,740	$41,895	$—	$—
Actual return on plan assets	—	—	6,856	3,949	—	—
Participant contributions	—	—	52	103	—	—
Exchange rate movements	—	—	(4,885)	3,074	—	—
Company contributions	1,904	1,749	826	1,010	61	9
Benefits paid	(1,904)	(1,749)	(2,426)	(2,291)	(61)	(9)

Fair value, end of year	$—	$—	$48,163	$47,740	$—	$—

Funded/(unfunded) status	$(23,256)	$(22,541)	$(28,886)	$(19,916)	$(313)	$(1,148)
Unrecognized net actuarial (gain)/loss	4,286	3,023	23,765	14,575	(281)	(91)
Unrecognized prior service cost	—	—	—	4	—	(937)

Accrued benefit cost	$(18,970)	$(19,518)	$(5,121)	$(5,337)	$(594)	$(2,176)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit liability	$(18,970)	$(19,518)	$(5,121)	$(5,337)	$(594)	$(2,176)
Minimum pension liability	(4,286)	(3,023)	(23,531)	(13,204)	—	—
Intangible asset	—		—	4	—	—
Accumulated other comprehensive income	4,286	3,023	23,531	13,200	—	—

Net amount recognized	$(18,970)	$(19,518)	$(5,121)	$(5,337)	$(594)	$(2,176)

In 2004, we recorded a special termination benefit in the amount of $0.3 million related to a former chief executive officer. This benefit represents the fair value of an additional year of service granted as of his retirement date.

Weighted Average Assumptions as of End of Year

	U.S Plans Pension Benefits		Non-U.S.Plans Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004
Discount rate	5.50%	5.75%	4.80%	5.40%	4.75%	4.75%
Expected return on plan assets	—	—	6.10%	6.75%	—	—
Rate of compensation increase	—	—	3.50%	4.30%	—	—

The expected long-term rate of return assumptions on plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis.

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. We also utilize an interest rate yield curve for instruments with maturities corresponding to our benefit obligations.

Additional Information

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2005	2004	2005	2004
Increase in minimum pension liability (net of tax) included in other comprehensive income	$8,495	$2,437	$—	$—

For our pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2005 and 2004 were as follows:

	U.S. Plans		Non-U.S. Plans
(Dollars in thousands)	2005	2004	2005	2004
Projected benefit obligation	$23,256	$22,541	$77,049	$67,656
Accumulated benefit obligation	$23,256	$22,541	$76,815	$66,281

Assumed Health Care Cost Trend Rates

	2005	2004
Health care cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2011	2011

Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects:

(Dollars in thousands)
1% Increase
Benefit obligation, end of fiscal 2005	$7
Net postretirement benefit cost for fiscal 2005	$1
1% Decrease
Benefit obligation / (asset), end of fiscal 2005	$(7)
Net postretirement benefit cost / (income) for fiscal 2005	$(1)
1% Increase
Benefit obligation, end of fiscal 2004	$62
Net postretirement benefit cost for fiscal 2004	$6
1% Decrease
Benefit obligation / (asset), end of fiscal 2004	$(58)
Net postretirement benefit cost / (income) for fiscal 2004	$(5)

Total estimated contributions to be paid to the plans or to the beneficiaries during fiscal 2006 is $4.6 million. Gross benefit payment obligations under our existing plans for the next ten years, which reflect expected future service as appropriate, are anticipated to be as follows:

(Dollars in thousands)	U.S. Plans Pension Benefits	Non-U.S. Plans Pension Benefits	Other Postretirement Benefits
2006	$1,917	$1,926	$88
2007	1,897	2,098	72
2008	2,090	2,183	53
2009	2,037	2,327	49
2010	1,983	2,448	38
2011 - 2015	9,242	16,025	67

In December 2003, Congress passed the Medicare Act of 2003. We do not provide post-65 medical or prescription drug coverage; therefore our postretirement benefit liability and costs are not impacted by the employer subsidy provision of the Act.

Note 17 – Common Stock

We have 50,000,000 authorized shares of common stock, ($.001 par value per share), 30,562,632 shares issued and 29,909,934 shares outstanding as of December 31, 2005 and 29,354,165 shares issued and 28,739,208 shares outstanding as of January 1, 2005. On July 7, 2004 we issued 105,000 shares of our $.001 par value common stock as part of the acquisition of Serials Solutions. On January 31, 2005 we issued 683,000 shares of our $.001 par value common stock as part of the acquisition of Voyager.

Our Credit Agreement contains certain restrictions on the payment of dividends and repurchases of our common stock (see Note 13).

In July 2004, the Board of Directors approved a plan, in conjunction with our acquisition of Serials Solutions, to buy back up to 105,000 shares of Voyager Learning Company stock. During the remainder of 2004, we purchased all 105,000 shares in the open market for a total cost of $2.7 million.

In September 2004, the Board of Directors approved an additional authorization to acquire up to $40 million of Voyager Learning Company stock. This authorization is valid through September 2007. We did not purchase any shares in the open market during the fiscal year ended December 31, 2005.

Note 18 – Stock Compensation Plans

Stock Option Plan

In fiscal 2003, we adopted the 2003 ProQuest Strategic Performance Plan (“Option Plan”), which replaced the ProQuest Company 1995 Stock Option Plan and the ProQuest Company Non-Employee Directors Stock Option Plan. Under the Option Plan, 5,060,000 shares of common stock were reserved for issuance. In 2004, an additional 1,532,000 shares were reserved for issuance. The Option Plan is administered by the Compensation Committee of the Board of Directors which has the authority to establish the terms and conditions of awards granted under the Option Plan. Under the Option Plan, the Committee can grant stock appreciation rights, restricted stock, performance stock, performance units, annual management incentive awards and other stock or cash awards.

Options granted to certain executives may contain a replacement option feature. When the option’s exercise price is paid with shares of ProQuest’s common stock, which the executive previously owned for more than six months, a replacement option is granted for the number of shares used to make that payment. The replacement option has an exercise price equal to the fair market value of ProQuest’s common stock on the date the replacement option is granted; is exercisable in full six months after the date of the grant; and has a term expiring on the expiration date of the original options. Options granted as part of the 2004 LTIP are not eligible for this replacement feature.

In fiscal 2004, the Compensation Committee of our Board of Directors granted 1,961,500 nonqualified stock options with an exercise price of $30.97 per share to six members of our senior executive team in the form of a long-term incentive plan (“2004 LTIP”). On October 5, 2005 and November 2, 2005, an additional 100,000 and 175,000 non-qualified stock options with an exercise price of $36.52 and $30.97, respectively, were granted to two new members of our senior executive team. The number of options granted to each executive under the 2004 LTIP was the projected aggregate number of options that would have been granted annually over a five year period to each of these executives based on their then positions and responsibilities.

Under these grants, the options vest after seven years and expire in ten years. However, if certain stock price thresholds are met during the initial seven year period, the vesting of the options is accelerated. These stock price thresholds represent 8% to 10% compounded annual stock price growth rates for 3 to 5 years.

The following table outlines the stock price thresholds and the number of options accelerated at each target stock price.

	2004 grant		2005 grants
Stock Price	Achievement Period	Options Vested	Achievement Period	Options Vested
$ 36.67	3 years	846,000	—	—
$ 39.81	4 years	1,000,000	3 years	91,666
$ 42.77	5 years	1,150,000	4 years	183,334
$ 46.88	5 years	1,791,000	4 years	275,000

Even though these options may vest early, the executives will only be allowed to exercise one-third of the vested options after December 31, 2006, two-thirds of vested options after December 31, 2007 and all vested options after December 31, 2008. In addition to the above vesting requirements, each executive must retain 50% of all after-tax gains in shares of the Company until their retirement or termination of employment at Voyager Learning Company.

On December 31, 2005, 170,500 options granted pursuant to the 2004 LTIP were cancelled due to the departure of one of our senior executives.

At the end of fiscal 2005, we had options outstanding for 1,432,422 shares granted to key executives. The term for these options is six or ten years, vesting in equal annual increments over either a three-year or a five-year period.

A summary of the stock option transactions for fiscal 2003, 2004, and 2005 is as follows:

	Executive Grantees		Director Grantees		LTIP Grantees
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
Balance at the end of fiscal 2002	2,232	$26.42	61	$29.86	—	$—
2003:
Granted	650	19.63	12	26.72	—	—
Exercised	(468)	23.90	—	—	—	—
Forfeited/cancelled	(37)	30.39	—	—	—	—

Options outstanding at the end of fiscal 2003	2,377	$24.99	73	$29.36	—	$—

Options exercisable at the end of fiscal 2003	1,177	$27.40	73	$29.36	—	$—

Weighted average fair value of options granted during fiscal 2003	$8.04		$9.72		$—

2004:
Granted	206	28.92	14	27.19	1,962	30.97
Exercised	(393)	18.22	(12)	25.63	—	—
Forfeited/cancelled	(103)	27.58	(6)	33.14	—	—

Options outstanding at the end of fiscal 2004	2,087	$26.41	69	$29.20	1,962	$30.97

Options exercisable at the end of fiscal 2004	1,306	$28.23	55	$29.71	—	$—

Weighted average fair value of options granted during fiscal 2004	$9.91		$9.35		$9.65

2005:
Granted	30	33.64	20	32.76	275	32.99
Exercised	(381)	24.30	(13)	27.65	—	—
Forfeited/cancelled	(304)	34.29	(10)	26.80	(171)	30.97

Options outstanding at the end of fiscal 2005	1,432	$25.53	66	$30.20	2,066	$31.24

Options exercisable at the end of fiscal 2005	1,170	$26.06	46	$29.07	—	$—

Weighted average fair value of options granted during fiscal 2005	$12.69		$10.94		$13.72

The following table provides additional information with respect to stock options outstanding at the end of fiscal 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.01 - $ 20.00	494	3.9	$18.13	373	$18.07
$20.01 - $ 25.00	269	4.4	22.35	223	22.45
$25.01 - $ 30.00	243	4.3	28.00	189	27.68
$30.01 - $ 35.00	2,269	7.8	31.19	242	32.87
$35.01 - $ 40.00	278	7.4	36.33	178	36.22
$40.01 - $ 45.00	11	6.3	41.04	11	41.04

	3,564	6.7	$28.92	1,216	$26.18

Securities authorized for issuance under equity compensation plans at December 31, 2005 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by security holders	3,696	$27.89	487
Equity compensation plans not approved by security holders	—	—	—

Total	3,696	$27.89	487

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

During fiscal 2005 and fiscal 2004, we granted certain employees and members of our Board of Directors 130,698 shares and 10,920 shares of restricted stock, with market values at the date of grant of $4.4 million and $0.3 million, respectively. In fiscal 2005 and 2004, we cancelled 9,976 shares and zero shares, respectively of the restricted stock granted, with market values at the date of grant of $0.3 million and $0 (zero) respectively. These shares were valued at the market price at their respective award dates, recorded in unearned compensation, a component of shareholders’ equity, and are being recognized as expense over the 3 year vesting period. The amount of compensation cost related to these equity awards that was recognized into income in 2005 and 2004 was $1.1 million and $0.1 million respectively.

Employee Stock Purchase Plan

In fiscal 1996, our Board of Directors adopted the Associate Stock Purchase Plan (“ASPP”), whereby employees are afforded the opportunity to purchase Voyager Learning Company shares, by authorizing the sale of up to 500,000 shares of common stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. The number of ASPP shares purchased was 9,854 and 9,943 for the fiscal years ended 2005 and 2004. Under SFAS No. 123, the ASPP is a non-compensatory plan.

Note 19 – Foreign Currency Transactions

We periodically have entered into contracts to buy or sell foreign currencies, primarily British pounds and Canadian dollars. These contracts were properly recorded at fair market value with the changes in fair value recognized in interest expense and were not designated for hedging treatment under SFAS No. 133, as amended. At December 31, 2005 we have no outstanding foreign currency contracts.

Net foreign currency transaction gains (losses) for fiscal 2005, 2004, and 2003 of $1.2 million, ($1.1) million, and $0.8 million, respectively, have been included in selling and administrative expense of the respective periods.

Note 20 – Contingent Liabilities

Putative Securities Class Actions

Between February and April 2006, four putative securities class actions, now consolidated and designated In re ProQuest Company Securities Litigation, were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its former and then-current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On May 2, 2006, the Court ordered the four cases consolidated and appointed lead plaintiffs and lead plaintiffs’ counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements. Lead Plaintiffs subsequently asked the Court to lift the stay of proceedings to enable them to file a Consolidated Complaint, which they did on July 17, 2006. Defendants filed motions for sanctions under Federal Rule of Civil Procedure 11 and to dismiss the Consolidated Complaint on October 13 and 16, 2006, respectively. Rather than respond to these motions, Lead Plaintiffs moved to reinstate the stay of proceedings, which was granted. On December 4, 2006, the Court again lifted the stay of proceedings and ordered Lead Plaintiffs to either respond to the previously filed motions to dismiss and for sanctions, or to file an Amended Consolidated Complaint. On January 24, 2007, Lead Plaintiffs filed their Amended Consolidated Complaint, which defendants moved to dismiss on March 15, 2007. The briefing on the motion to dismiss is complete. The stay of discovery mandated by the Private Securities Litigation Reform Act remains in effect. It is not yet possible to determine the ultimate outcome of these actions. The Company intends to defend itself vigorously.

Stockholder Derivative Lawsuits

On April 18, 2006, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Michigan, purportedly on behalf of the Company against certain current and former officers and directors of the Company by one of the Company’s stockholders, John H. Fringer. This lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, constructive fraud and unjust enrichment. On June 5, 2006, Hon. Avern Cohn entered a stipulated Order staying the litigation pending completion of the Company’s restatement and special litigation committee investigation and consolidating any future derivative actions filed in the Eastern District of Michigan with the current action.

On December 19, 2006, a second stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Michigan by another of the Company’s stockholders, John A. Bricker, Jr. The action purports to bring claims on behalf of the Company against the same defendants named in the Fringer action as well as certain other current and former officers and directors of the Company and one of its subsidiaries. The Bricker complaint purports to assert claims for disgorgement under the Sarbanes-Oxley Act of 2002, violation of Exchange Act Section 10(b) as well as the associated Rule 10b-5, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission and constructive trust. The action has been transferred to Hon. Avern Cohn and, pursuant to the stipulated Order in the Fringer action, consolidated with Fringer and stayed pending completion of the Company’s restatement and special litigation committee investigation. Plaintiffs have requested restitution and disgorgement of bonuses, and trading proceeds under Sarbanes Oxley Act of 2002, as well as other unspecified monetary damages. It is not yet possible to determine the ultimate outcome of this action.

Securities and Exchange Commission Investigation

In February 2006, the Division of Enforcement of the SEC commenced an informal inquiry regarding the Company’s announcement of a possible restatement. In April 2006, the Division of Enforcement of the SEC commenced a formal, non-public investigation in connection with the Company’s restatement. The Company continues to cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.

Data Driven Software Corporation vs. Voyager Expanded Learning et al.

Voyager is a defendant in an arbitration styled:

No. 71 117 Y 00238 06; Data Driven Software Corporation f/k/a Edsoft Software Corporation v. Voyager Expanded Learning, Inc.; Emery Randolph Best; Jeri A. Nowakowski; Matthew Peter Hunter; Stephan Randal Black; Dallas, Texas

This case relates to claims by Edsoft Software Corporation, now known as Data Driven Software Corporation (“Edsoft” or “Claimant”), that Voyager violated a consulting agreement in connection with misappropriation of ideas and trade secrets as well as ownership of intellectual property. In this arbitration they claim that Voyager committed these acts in relationship to a patent known as the ‘413 Patent, which it secured from the United States Patent Office. The claims also involve alleged breaches of contract, declaratory judgment action for ownership of the Patent and/or other methods and software from programs of Voyager. The Claimant seeks monetary damages from Voyager for lost profits and against certain individuals for unjust enrichment. The arbitration is currently set for hearing on September 10, 2007 in Dallas, Texas. At this time it is not possible to determine the ultimate outcome of this case, although Voyager is vigorously defending the case.

Other Contingent Liabilities

We are also involved in various legal proceedings incidental to our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our consolidated operations or financial condition and we believe we have recognized appropriate reserves as necessary based on facts and circumstances known to management.

A portion of our availability under our Credit Agreement was utilized to issue letters of credit to support insurance coverage, leases, and certain customer contracts. At December 31, 2005 the total of the face amounts of the outstanding letters of credit was $1.1 million.

PQIL entered into a manufacturing agreement with NAPC for NAPC to perform certain microfilm and electronic manufacturing services to PQIL and its affiliates. The initial term of the manufacturing agreement commenced on October 28, 2005 and expires on December 31, 2010. PQIL agreed to certain levels of volume to be delivered to NAPC for the initial term of the manufacturing Agreement. These amounts equal approximately $6 million of services in 2006, $5.5 million in 2007 and an amount equal to $5 million in each of 2008, 2009 and 2010.

PQBS had a guarantee outstanding as of December 31, 2005 related to the APSP contracts that were monetized with a third party. In connection with these transactions, PQBS had a maximum credit risk of approximately $1.3 million.

PQBS entered into multiple-year content agreements with Original Equipment Manufacturers. In certain of these agreements there are minimum royalty guarantees. The guarantees for fiscal 2006, 2007, and 2008 are $1.9 million, $0.2 million and $0.1 million, respectively.

PQIL entered into multiple-year content agreements with publishers. In certain of these agreements there are minimum royalty guarantees. The guarantees for fiscal 2006, 2007, 2008, 2009, 2010, and thereafter are $46.9 million, $44.8 million, $30.4 million, $26.1 million, $17.5 million, and $10.9 million, respectively.

Note 21 – Related Party Transactions

On March 10, 2005, the Company’s Board of Directors appointed Randy Best to serve as a member of the Company’s Board of Directors. Mr. Best was the Chief Executive Officer, and held 34% of the common stock, of Voyager immediately prior to the Company’s acquisition of Voyager. In connection with the Company’s acquisition of Voyager, Mr. Best and the Company entered into a Consulting Agreement (the “Consulting Agreement”) and a three year Non-Disclosure, Non-Solicitation and Non-Competition Agreement (the “Non-Competition Agreement”), both of which became effective on January 31, 2005. The Consulting Agreement requires that Mr. Best (a) actively participate with the Company and Voyager to retain and develop client and referral sources, (b) actively participate in major sales calls at the federal, state, and district levels, (c) assist in the development of a “new account” strategy, (d) assist in the development of a government relations strategy at the federal and state level, (e) introduce and transition key contacts for Voyager’s business and (f) perform transition and integration services related to the businesses of the Company and Voyager. As compensation for these services, Mr. Best is entitled to a payment of $40,000 per month for the first six months of the term and $26,666 per month for the last eighteen months of the term of the Consulting Agreement. The Company may terminate the Consulting Agreement upon 60 days’ prior written notice.

The Non-Competition Agreement provides that Mr. Best will not disclose or use the confidential information of Voyager or the Company in any way, except on behalf of the Company or Voyager. Mr. Best also agreed that for three years after January 31, 2005, and for the term of the Consulting Agreement, that he would not, directly or indirectly, engage or participate in: (i) any capacity, anywhere in the United States, in any business that is competitive to the business operated by Voyager or in which Voyager has currently planned to engage; (ii) recruiting or soliciting any person to leave his or her employment with the Company or Voyager; and (iii) hiring or engaging any person who is or was an employee of Voyager from January 31, 2005 through and including the time of such hiring or engagement. In the agreement, Mr. Best acknowledged that Voyager is or plans to be engaged in the business of: (i) developing, marketing, and selling reading and math-related materials for use by students in grades K-12; and (ii) developing, marketing, and selling programs that are designed to enhance the ability of teachers and school districts to teach reading to students in grades K-12. The Non-Competition Agreement does not prevent Mr. Best from continuing his involvement with GlobalEd Holdings Ltd. and EdCollege, Inc. to the extent that those entities, or affiliates thereof, do not engage in the business of: (i) developing, marketing, or selling reading and math-related materials for use by students in grades K-12; (ii) developing, marketing, or selling any courses, products or services substantially similar to the “Reading for Understanding” and “Foundations of Reading” programs offered by Voyager as of January 31, 2005 to be used by administrators or teachers in grades K-12; and (iii) developing, marketing, or selling programs for any reading based curriculum to those customers who are currently customers of VoyagerU, a division of Voyager.

ProQuest Information and Learning Company had sales of approximately $1.2 million to Apollo Group, Inc. and its affiliates in 2005. Todd S. Nelson, a director of the Company, was Chief Executive Officer of Apollo Group, Inc. from August 2001 to January 2006 and President from February 1998 to January 2006. The sales were an arms length transaction and the relationship with Apollo Library began prior to Mr. Nelson’s directorship.

ProQuest Information and Learning had sales of approximately $34,000 to The Readers Digest Association, Inc. (“Readers Digest”) and its affiliates in 2005. Michael S. Geltzeiler, a director of the company, was Chief Financial Officer of Readers Digest during 2005. ProQuest Information and Learning Company paid approximately $10,000 to Readers Digest in royalties for content during 2005. The sales were an arms length transaction and Mr. Geltzeiler was not involved in any of the sales transactions.

Note 22 – Investments in Affiliates

On December 4, 2000 we entered into a Limited Liability Company Agreement with General Motors Corporation, DaimlerChrysler Corporation, and Ford Motor Company (the OEM Members) to form OEConnection (“OEC”). We contributed our product, CollisionLink, and “seconded” a 15 person management and development team, while each of the OEM Members contributed cash. OEC extends the established electronic parts catalog business by providing dealers and their wholesale customers a comprehensive, secure e-commerce portal. OEC has established and maintains this portal with the primary objective of facilitating the sale of original equipment automotive parts delivered through the franchised automotive dealership channel.

Profits and losses of OEC are allocated to all members as defined in the Limited Liability Company Agreement. For reporting purposes, the investment in OEC is accounted for using the equity method of accounting. We record our investment in OEC as “Investments in Affiliate” in our Consolidated Balance Sheets. The income of OEC is reported as “Equity in Earnings of Affiliate” in our Consolidated Statements of Operations. Beginning January 1, 2003 until January 31, 2007, we also earn a royalty on OEC’s net revenues which is recorded in “Net sales”, on our Combined Statement of Operations. The royalty recognized was $1.5 million, $1.3 million and $1.1 million for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively. The royalty receivables from OEC to PQBS were $0.4 million and $0.3 million as of December 31, 2005 and January 1, 2005, respectively.

Note 23 – Interim Financial Information (Unaudited)

The following table presents our quarterly results of operations for fiscal 2005 and fiscal 2004 as restated where applicable (see Note 2).

Effect of the Restatement on the Consolidated Statements of Operations:

(in thousands, except per share amounts)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 2, 2005		April 2, 2005	April 3, 2004		April 3, 2004
	(Unaudited)			(Unaudited)
	As Previously Reported	Restatement Summary	As Restated	As Previously Reported	Restatement Summary	As Restated
Net Sales	$121,120	$(997)	$120,123	$110,850	$(7,260)	$103,590
Cost of sales	(57,165)	(4,424)	(61,589)	(53,965)	1,135	(52,830)

Gross profit	63,955	(5,421)	58,534	56,885	(6,125)	50,760
Research and development expense	(4,789)	(3,481)	(8,270)	(4,399)	(2,067)	(6,466)
Selling and administrative expense	(40,381)	(7,870)	(48,251)	(31,642)	(9,065)	(40,707)

Earnings (loss) from continuing operations before interest, income taxes and equity in earnings of affiliate	18,785	(16,772)	2,013	20,844	(17,257)	3,587
Net interest expense:
Interest income	395	109	504	261	131	392
Interest expense	(7,148)	(933)	(8,081)	(4,397)	(231)	(4,628)

Net interest expense	(6,753)	(824)	(7,577)	(4,136)	(100)	(4,236)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	12,032	(17,596)	(5,564)	16,708	(17,357)	(649)
Income tax (expense) benefit	(4,274)	1,901	(2,373)	(5,834)	6,177	343
Equity in earnings of affiliate, net of tax	—	137	137	—	86	86

Earnings (loss) from continuing operations	7,758	(15,558)	(7,800)	10,874	(11,094)	(220)
Earnings from discontinued operations, net of tax	—	—	—	610	—	610
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—

Net earnings (loss)	$7,758	$(15,558)	$(7,800)	$11,484	$(11,094)	$390

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$0.26	$(0.53)	$(0.27)	$0.38	$(0.39)	$(0.01)
Earnings from discontinued operations	—	—	—	0.02	0.00	0.02
Gain on sale of discontinued operations	—	—	—	—	—	—

Basic net earnings (loss) per common share	$0.26	$(0.53)	$(0.27)	$0.40	$(0.39)	$0.01

Diluted:
Earnings (loss) from continuing operations	$0.26	$(0.53)	$(0.27)	$0.38	$(0.39)	$(0.01)
Earnings from discontinued operations	—	—	—	0.02	0.00	0.02
Gain on sale of discontinued operations	—	—	—	—	—	—

Diluted net earnings (loss) per common share	$0.26	$(0.53)	$(0.27)	$0.40	$(0.39)	$0.01

Weighted average number of common shares and equivalents outstanding:
Basic	29,377		29,325	28,406		28,409
Diluted	29,778		29,325	28,799		28,409

Effect of the Restatement on the Consolidated Statements of Operations:

(in thousands, except per share amounts)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 2, 2005		July 2, 2005	July 3, 2004		July 3, 2004
	(Unaudited)			(Unaudited)
	As Previously Reported	Restatement Summary	As Restated	As Previously Reported	Restatement Summary	As Restated
Net Sales	$140,345	$(8,261)	$132,084	$112,191	$(4,699)	$107,492
Cost of sales	(70,338)	4,331	(66,007)	(55,168)	1,028	(54,140)

Gross profit	70,007	(3,930)	66,077	57,023	(3,671)	53,352
Research and development expense	(3,676)	(3,467)	(7,143)	(4,083)	(2,053)	(6,136)
Selling and administrative expense	(38,902)	(10,035)	(48,937)	(29,257)	(10,770)	(40,027)
Goodwill impairment	—	—	—	—	(180,503)	(180,503)

Earnings (loss) from continuing operations before interest, income taxes and equity in earnings of affiliate	27,429	(17,432)	9,997	23,683	(196,997)	(173,314)
Net interest expense:
Interest income	378	147	525	628	95	723
Interest expense	(8,709)	(222)	(8,931)	(4,501)	(233)	(4,734)

Net interest expense	(8,331)	(75)	(8,406)	(3,873)	(138)	(4,011)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	19,098	(17,507)	1,591	19,810	(197,135)	(177,325)
Income tax (expense) benefit	(6,771)	4,699	(2,072)	(6,919)	(18,812)	(25,731)
Equity in earnings of affiliate, net of tax	—	156	156	—	109	109

Earnings (loss) from continuing operations	12,327	(12,652)	(325)	12,891	(215,838)	(202,947)
Earnings from discontinued operations, net of tax	—	—	—	182	(1)	181
Gain on sale of discontinued operations, net of tax	—	—	—	15,338	—	15,338

Net earnings (loss)	$12,327	$(12,652)	$(325)	$28,411	$(215,839)	$(187,428)

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$0.42	$(0.43)	$(0.01)	$0.45	$(7.57)	$(7.12)
Earnings from discontinued operations	—	—	—	0.01	(0.01)	(0.00)
Gain on sale of discontinued operations	—	—	—	0.54	(0.00)	0.54

Basic net earnings (loss) per common share	$0.42	$(0.43)	$(0.01)	$1.00	$(7.58)	$(6.58)

Diluted:
Earnings (loss) from continuing operations	$0.41	$(0.42)	$(0.01)	$0.45	$(7.57)	$(7.12)
Earnings from discontinued operations	—	—	—	0.01	(0.01)	(0.00)
Gain on sale of discontinued operations	—	—	—	0.53	0.01	0.54

Diluted net earnings (loss) per common share	$0.41	$(0.42)	$(0.01)	$0.99	$(7.57)	$(6.58)

Weighted average number of common shares and equivalents outstanding:
Basic	29,738		29,746	28,487		28,490
Diluted	30,245		29,746	28,782		28,490

Effect of the Restatement on the Consolidated Statements of Operations:

(in thousands, except per share amounts)

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 1, 2005		October 1, 2005	October 2, 2004		October 2, 2004
	(Unaudited)			(Unaudited)
	As Previously Reported	Restatement Summary	As Restated	As Previously Reported	Restatement Summary	As Restated
Net Sales	$159,406	$(9,928)	$149,478	$113,124	$(5,116)	$108,008
Cost of sales	(77,814)	964	(76,850)	(55,664)	(4,072)	(59,736)

Gross profit	81,592	(8,964)	72,628	57,460	(9,188)	48,272
Research and development expense	(6,300)	(1,310)	(7,610)	(4,048)	(1,984)	(6,032)
Selling and administrative expense	(40,033)	(14,198)	(54,231)	(31,795)	(4,058)	(35,853)
Gain on sale of assets	—	—	—	900	—	900

Earnings (loss) from continuing operations before interest, income taxes and equity in earnings of affiliate	35,259	(24,472)	10,787	22,517	(15,230)	7,287
Net interest expense:
Interest income	384	140	524	331	(209)	122
Interest expense	(9,062)	(270)	(9,332)	(4,656)	(325)	(4,981)

Net interest expense	(8,678)	(130)	(8,808)	(4,325)	(534)	(4,859)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	26,581	(24,602)	1,979	18,192	(15,764)	2,428
Income tax expense	(8,409)	6,830	(1,579)	(6,003)	4,944	(1,059)
Equity in earnings of affiliate, net of tax	—	(240)	(240)	—	153	153

Earnings (loss) from continuing operations	18,172	(18,012)	160	12,189	(10,667)	1,522
Earnings from discontinued operations, net of tax	—	—	—	—	—	—
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—

Net earnings (loss)	$18,172	$(18,012)	$160	$12,189	$(10,667)	$1,522

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$0.61	$(0.60)	$0.01	$0.43	$(0.38)	$0.05
Earnings from discontinued operations	—	—	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—	—	—

Basic net earnings (loss) per common share	$0.61	$(0.60)	$0.01	$0.43	$(0.38)	$0.05

Diluted:
Earnings (loss) from continuing operations	$0.60	$(0.59)	$0.01	$0.42	$(0.37)	$0.05
Earnings from discontinued operations	—	—	—	—	—	—
Gain on sale of discontinued operations	—	—	—	—	—	—

Diluted net earnings (loss) per common share	$0.60	$(0.59)	$0.01	$0.42	$(0.37)	$0.05

Weighted average number of common shares and equivalents outstanding:
Basic	29,752		29,760	28,588		28,590
Diluted	30,233		30,207	28,815		28,808

Effect of the Restatement on the Consolidated Statements of Operations:

(in thousands, except per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	December 31, 2005	January 1, 2005		January 1, 2005
		(Unaudited)
	As Reported	As Previously Reported	Restatement Summary	As Restated
Net Sales	$144,228	$126,649	$(6,095)	$120,554
Cost of sales	(70,067)	(65,518)	6,340	(59,178)

Gross profit	74,161	61,131	245	61,376
Research and development expense	(6,550)	(4,073)	(1,949)	(6,022)
Selling and administrative expense	(63,260)	(27,898)	(14,098)	(41,996)
Goodwill and long-lived asset impairment	(557)	—	—	—
Gain on sale of assets	2,315	—	—	—

Earnings (loss) from continuing operations before interest, income taxes and equity in earnings of affiliate	6,109	29,160	(15,802)	13,358
Net interest expense:
Interest income	1,287	297	230	527
Interest expense	(9,513)	(4,398)	(135)	(4,533)

Net interest expense	(8,226)	(4,101)	95	(4,006)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	(2,117)	25,059	(15,707)	9,352
Income tax expense	(4,678)	(8,283)	6,038	(2,245)
Equity in earnings of affiliate, net of tax	267	—	225	225

Earnings (loss) from continuing operations	(6,528)	16,776	(9,444)	7,332
Earnings from discontinued operations, net of tax	—	(14)	1	(13)
Gain on sale of discontinued operations, net of tax	—	(1,854)	—	(1,854)

Net earnings (loss)	$(6,528)	$14,908	$(9,443)	$5,465

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$(0.22)	$0.59	$(0.34)	$0.25
Earnings from discontinued operations	—	(0.00)	0.00	(0.00)
Gain on sale of discontinued operations	—	(0.07)	0.01	(0.06)

Basic net earnings (loss) per common share	$(0.22)	$0.52	$(0.33)	$0.19

Diluted:
Earnings (loss) from continuing operations	$(0.22)	$0.58	$(0.33)	$0.25
Earnings from discontinued operations	—	(0.00)	0.00	(0.00)
Gain on sale of discontinued operations	—	(0.06)	(0.00)	(0.06)

Diluted net earnings (loss) per common share	$(0.22)	$0.52	$(0.33)	$0.19

Weighted average number of common shares and equivalents outstanding:
Basic	29,767	28,574		28,571
Diluted	29,767	28,868		28,830

Effect of the Restatement on the Consolidated Balance Sheet:

	As of April 2, 2005		As of April 2, 2005	As of April 3, 2004		As of April 3, 2004
(in thousands)	As Previously Reported	Restatement Summary	As Restated	As Previously Reported	Restatement Summary	As Restated
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$642	$81	$723
Accounts receivable, net	80,166	(5,954)	74,212	79,308	(12,288)	67,020
Income tax receivable	265	6,509	6,774	198	50	248
Inventory	13,106	(2,452)	10,654	5,090	(1,358)	3,732
Other current assets	58,081	(21,892)	36,189	52,106	(3,642)	48,464

Total current assets	151,618	(23,789)	127,829	137,344	(17,157)	120,187
Property, plant, equipment and product masters, at cost	448,204	759	448,963	410,892	30,192	441,084
Accumulated depreciation and amortization	(234,715)	(7,806)	(242,521)	(224,273)	(16,845)	(241,118)

Net property, plant, equipment and product masters	213,489	(7,047)	206,442	186,619	13,347	199,966
Investments in affiliates	—	1,843	1,843	—	854	854
Long-term receivables	8,476	—	8,476	4,009	—	4,009
Goodwill, net	587,029	(231,682)	355,347	304,469	(19,757)	284,712
Identifiable intangibles, net	24,035	2,677	26,712	9,754	5,450	15,204
Curriculum, net	96,266	(70)	96,196	—	—	—
Purchased and developed software, net	40,338	(8,715)	31,623	53,799	(12,425)	41,374
Other assets	23,182	633	23,815	19,348	2,677	22,025

Total assets	$1,144,433	$(266,150)	$878,283	$715,342	$(27,011)	$688,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,165	$9,979	$15,144	$—	$10,815	$10,815
Accounts payable	39,683	12,954	52,637	38,968	7,973	46,941
Checks issued in excess of funds on deposit	1,208	—	1,208	—	—	—
Accrued expenses	27,230	983	28,213	21,256	6,442	27,698
Current portion of monetized future billings	22,572	—	22,572	25,352	—	25,352
Deferred income	79,397	62,536	141,933	106,383	27,826	134,209

Total current liabilities	175,255	86,452	261,707	191,959	53,056	245,015
Long-term liabilities:
Long-term debt, less current maturities	512,351	13,717	526,068	214,250	10,907	225,157
Monetized future billings, less current portion	31,173	—	31,173	44,933	74	45,007
Other liabilities	119,809	(28,405)	91,404	63,543	(11,573)	51,970

Total long-term liabilities	663,333	(14,688)	648,645	322,726	(592)	322,134
Shareholders’ equity:
Common stock	30	—	30	28	—	28
Capital surplus	354,093	(2,110)	351,983	312,080	(1,107)	310,973
Unearned compensation on restricted stock	(3,736)	8	(3,728)	—	—	—
Notes receivable arising from stock purchases	(194)	—	(194)	(283)	—	(283)
Retained earnings (accumulated deficit)	(28,261)	(345,280)	(373,541)	(91,528)	(93,773)	(185,301)
Treasury stock, at cost	(17,424)	1,099	(16,325)	(14,515)	1,100	(13,415)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	3,915	16,887	20,802	(3,107)	21,275	18,168
Unrealized (loss) from derivatives, net of tax	(939)	939	—	(771)	771	—
Minimum pension liability, net of tax	(1,970)	(9,580)	(11,550)	(1,247)	(7,865)	(9,112)
Net unrealized gain on securities	331	123	454	—	124	124

Accumulated other comprehensive income (loss)	1,337	8,369	9,706	(5,125)	14,305	9,180

Total shareholders’ equity (deficit)	305,845	(337,914)	(32,069)	200,657	(79,475)	121,182

Total liabilities and shareholders’ equity	$1,144,433	$(266,150)	$878,283	$715,342	$(27,011)	$688,331

Effect of the Restatement on the Consolidated Balance Sheet:

	As of July 2, 2005		As of July 2, 2005	As of July 3, 2004		As of July 3, 2004
(in thousands)	As Previously Reported	Restatement Summary	As Restated	As Previously Reported	Restatement Summary	As Restated
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,692	$—	$9,692	$2,074	$187	$2,261
Accounts receivable, net	84,250	(8,990)	75,260	79,859	(12,475)	67,384
Income tax receivable	1,309	6,509	7,818	2,402	50	2,452
Inventory	14,267	(1,761)	12,506	4,867	(1,361)	3,506
Other current assets	63,039	(27,282)	35,757	55,964	(6,207)	49,757

Total current assets	172,557	(31,524)	141,033	145,166	(19,806)	125,360
Property, plant, equipment and product masters, at cost	462,618	(6,713)	455,905	395,495	23,348	418,843
Accumulated depreciation and amortization	(243,212)	(5,827)	(249,039)	(204,148)	(17,217)	(221,365)

Net property, plant, equipment and product masters	219,406	(12,540)	206,866	191,347	6,131	197,478
Investments in affiliates	—	2,088	2,088	—	1,027	1,027
Long-term receivables	9,450	—	9,450	5,735	—	5,735
Goodwill, net	598,986	(235,521)	363,465	297,457	(199,264)	98,193
Identifiable intangibles, net	22,587	202	22,789	13,567	1,456	15,023
Curriculum, net	95,231	(263)	94,968	—	—	—
Purchased and developed software, net	39,710	(8,095)	31,615	48,702	(11,276)	37,426
Other assets	22,867	1,873	24,740	19,274	4,563	23,837

Total assets	$1,180,794	$(283,780)	$897,014	$721,248	$(217,169)	$504,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$168	$8,938	$9,106	$—	$11,328	$11,328
Accounts payable	48,710	8,216	56,926	41,157	6,511	47,668
Accrued expenses	35,557	2,713	38,270	37,202	6,641	43,843
Current portion of monetized future billings	20,635	—	20,635	25,198	—	25,198
Deferred income	59,733	70,415	130,148	82,961	39,359	122,320

Total current liabilities	164,803	90,282	255,085	186,518	63,839	250,357
Long-term liabilities:
Long-term debt, less current maturities	551,008	12,140	563,148	192,680	8,961	201,641
Monetized future billings, less current portion	26,542	—	26,542	43,432	—	43,432
Other liabilities	121,627	(32,058)	89,569	68,550	7,251	75,801

Total long-term liabilities	699,177	(19,918)	679,259	304,662	16,212	320,874
Shareholders’ equity:
Common stock	30	—	30	29	—	29
Capital surplus	354,505	(2,281)	352,224	314,267	(1,106)	313,161
Unearned compensation on restricted stock	(3,419)	21	(3,398)	(125)	—	(125)
Notes receivable arising from stock purchases	(194)	—	(194)	(287)	—	(287)
Retained earnings (accumulated deficit)	(15,934)	(357,935)	(373,869)	(63,116)	(309,612)	(372,728)
Treasury stock, at cost	(17,424)	1,099	(16,325)	(15,505)	1,100	(14,405)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	1,683	13,489	15,172	(3,212)	19,410	16,198
Unrealized (loss) from derivatives, net of tax	(894)	894	—	(736)	736	—
Minimum pension liability, net of tax	(1,970)	(9,580)	(11,550)	(1,247)	(7,865)	(9,112)
Net unrealized gain on securities	431	149	580	—	117	117

Accumulated other comprehensive income (loss)	(750)	4,952	4,202	(5,195)	12,398	7,203

Total shareholders’ equity	316,814	(354,144)	(37,330)	230,068	(297,220)	(67,152)

Total liabilities and shareholders’ equity (deficit)	$1,180,794	$(283,780)	$897,014	$721,248	$(217,169)	$504,079

Effect of the Restatement on the Consolidated Balance Sheet:

	As of October 1, 2005		As of October 1, 2005	As of October 2, 2004		As of October 2, 2004
(in thousands)	As Previously Reported	Restatement Summary	As Restated	As Previously Reported	Restatement Summary	As Restated
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,917	$—	$24,917	$970	$(321)	$649
Accounts receivable, net	134,467	(15,968)	118,499	113,171	(11,391)	101,780
Income tax receivable	1,196	6,509	7,705	305	50	355
Inventory	15,761	(1,292)	14,469	4,995	(1,359)	3,636
Other current assets	70,031	(27,516)	42,515	62,576	(7,378)	55,198

Total current assets	246,372	(38,267)	208,105	182,017	(20,399)	161,618
Property, plant, equipment and product masters, at cost	511,166	(1,877)	509,289	409,266	23,071	432,337
Accumulated depreciation and amortization	(297,866)	(5,296)	(303,162)	(216,605)	(15,557)	(232,162)

Net property, plant, equipment and product masters	213,300	(7,173)	206,127	192,661	7,514	200,175
Investments in affiliates	—	1,709	1,709	—	1,270	1,270
Long-term receivables	10,065	—	10,065	5,599	—	5,599
Goodwill, net	603,089	(236,511)	366,578	308,214	(200,075)	108,139
Identifiable intangibles, net	21,572	(2,657)	18,915	16,377	1,450	17,827
Curriculum, net	94,357	(661)	93,696	—	—	—
Purchased and developed software, net	38,301	(7,039)	31,262	44,808	(10,610)	34,198
Other assets	20,278	2,501	22,779	17,267	3,834	21,101

Total assets	$1,247,334	$(288,098)	$959,236	$766,943	$(217,016)	$549,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$164	$8,526	$8,690	$—	$10,683	$10,683
Accounts payable	49,343	18,127	67,470	38,811	15,555	54,366
Accrued expenses	57,004	2,251	59,255	39,543	4,256	43,799
Current portion of monetized future billings	18,816	—	18,816	25,219	—	25,219
Deferred income	86,018	73,029	159,047	114,392	43,223	157,615

Total current liabilities	211,345	101,933	313,278	217,965	73,717	291,682
Long-term liabilities:
Long-term debt, less current maturities	575,264	12,285	587,549	194,600	14,545	209,145
Monetized future billings, less current portion	22,323	—	22,323	42,194	—	42,194
Other liabilities	103,092	(29,273)	73,819	68,460	2,790	71,250

Total long-term liabilities	700,679	(16,988)	683,691	305,254	17,335	322,589
Shareholders’ equity:
Common stock	30	—	30	29	—	29
Capital surplus	354,820	(2,280)	352,540	314,835	(1,106)	313,729
Unearned compensation on restricted stock	(3,158)	33	(3,125)	(261)	—	(261)
Notes receivable arising from stock purchases	—	—	—	(291)	—	(291)
Retained earnings (accumulated deficit)	2,238	(375,948)	(373,710)	(50,927)	(320,278)	(371,205)
Treasury stock, at cost	(17,650)	1,100	(16,550)	(14,430)	1,099	(13,331)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	1,343	12,541	13,884	(3,221)	19,249	16,028
Unrealized (loss) from derivatives, net of tax	(848)	848	—	(701)	701	—
Minimum pension liability, net of tax	(1,970)	(9,580)	(11,550)	(1,247)	(7,865)	(9,112)
Net unrealized gain on securities	505	243	748	(62)	132	70

Accumulated other comprehensive income (loss)	(970)	4,052	3,082	(5,231)	12,217	6,986

Total shareholders’ equity (deficit)	335,310	(373,043)	(37,733)	243,724	(308,068)	(64,344)

Total liabilities and shareholders’ equity	$1,247,334	$(288,098)	$959,236	$766,943	$(217,016)	$549,927

Effect of the Restatement on each line in the Consolidated Statements of Operations:

(in thousands)

	As previously reported	Acquisition purchase price adjust- ments	Commission expense adjust- ments	Royalty sales adjust- ments	Net Sales adjust- ments	Royalty expense adjust- ments	Accounts receivable adjust- ments	Lease transaction adjust- ments	Foreign subsidiary adjust- ments	Capitalized cost adjust- ments	Manual journal entry adjust- ments	Miscellaneous accrual adjust- ments	Other adjust- ments	Voyager adjust- ments	PQBS adjust- ments	As restated
First Quarter 2005
Net Sales	121,120	$(724)	$—	$(994)	$(3,207)	$—	$2,309	$—	$834	$—	$(113)	$—	$(866)	$1,133	$631	$120,123
Cost of sales	(57,165)	(261)	—	1,180	1,245	(6,529)	—	1,918	1,404	(3,335)	164	—	1,636	(1,494)	(352)	(61,589)

Gross profit	63,955	(985)	—	186	(1,962)	(6,529)	2,309	1,918	2,238	(3,335)	51	—	770	(361)	279	58,534
Research and development expense	(4,789)	—	—	—	—	—	—	—	—	(3,481)	—	—	135	(135)	—	(8,270)
Selling and administrative expense	(40,381)	(640)	(2,166)	—	—	—	—	(4)	(1,154)	(1,084)	427	(1,416)	(1,169)	(855)	191	(48,251)

Earnings from continuing operations before interest, income taxes and equity in earnings of affiliate	18,785	(1,625)	(2,166)	186	(1,962)	(6,529)	2,309	1,914	1,084	(7,900)	478	(1,416)	(264)	(1,351)	470	2,013
Net interest expense:
Interest income	395	—	—	—	132	—	—	—	—	—	—	(23)	—	—	—	504
Interest expense	(7,148)	(30)	—	—	—	—	—	(274)	(4)	—	—	—	(622)	(3)	—	(8,081)

Net interest expense	(6,753)	(30)	—	—	132	—	—	(274)	(4)	—	—	(23)	(622)	(3)	—	(7,577)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$12,032	$(1,655)	$(2,166)	$186	$(1,830)	$(6,529)	$2,309	$1,640	$1,080	$(7,900)	$478	$(1,439)	$(886)	$(1,354)	$470	$(5,564)

Second Quarter 2005
Net Sales	$140,345	$(452)	$—	$(1,094)	$(3,415)	$—	$146	$—	$317	$—	$262	$(600)	$(1,142)	$(2,286)	$3	$132,084
Cost of sales	(70,338)	(244)	—	1,100	(5,026)	3,459	—	1,950	242	912	164	—	2,351	(1,381)	804	(66,007)

Gross profit	70,007	(696)	—	6	(8,441)	3,459	146	1,950	559	912	426	(600)	1,209	(3,667)	807	66,077
Research and development expense	(3,676)	—	—	—	—	—	—	—	—	(3,467)	—	—	200	(200)	—	(7,143)
Selling and administrative expense	(38,902)	(689)	129	—	—	(5,552)	—	(4)	376	(1,027)	(654)	(706)	(1,216)	(662)	(30)	(48,937)
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Other income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Gain on sale of fixed assets	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Earnings from continuing operations before interest, income taxes and equity in earnings of affiliate	27,429	(1,385)	129	6	(8,441)	(2,093)	146	1,946	935	(3,582)	(228)	(1,306)	193	(4,529)	777	9,997
Net interest expense:
Interest income	378	—	—	—	147	—	—	—	—	—	—	—	—	—	—	525
Interest expense	(8,709)	(28)	—	—	—	—	—	(252)	(4)	—	—	—	67	(5)	—	(8,931)

Net interest expense	(8,331)	(28)	—	—	147	—	—	(252)	(4)	—	—	—	67	(5)	—	(8,406)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$19,098	$(1,413)	$129	$6	$(8,294)	$(2,093)	$146	$1,694	$931	$(3,582)	$(228)	$(1,306)	$260	$(4,534)	$777	$1,591

Third Quarter 2005
Net Sales	$159,406	$(114)	$—	$(1,045)	$(557)	$—	$(508)	$—	$510	$—	$133	$—	$(1,469)	$(6,752)	$(126)	$149,478
Cost of sales	(77,814)	(366)	—	1,047	(1,519)	(9,286)	—	1,869	187	7,464	170	—	2,331	(1,585)	652	(76,850)

Gross profit	81,592	(480)	—	2	(2,076)	(9,286)	(508)	1,869	697	7,464	303	—	862	(8,337)	526	72,628
Research and development expense	(6,300)	(295)	—	—	—	—	—	—	—	(1,015)	—	—	273	(273)	—	(7,610)
Selling and administrative expense	(40,033)	(714)	1,159	—	(9,837)	—	—	—	(544)	(1,379)	(150)	(1,189)	(1,000)	(520)	(24)	(54,231)

Earnings from continuing operations before interest, income taxes and equity in earnings of affiliate	35,259	(1,489)	1,159	2	(11,913)	(9,286)	(508)	1,869	153	5,070	153	(1,189)	135	(9,130)	502	10,787
Net interest expense:
Interest income	384	—	—	—	132	—	—	—	—	—	—	8	—	—	—	524
Interest expense	(9,062)	(26)	—	—	—	—	—	(240)	(5)	—	—	—	10	(9)	—	(9,332)

Net interest expense	(8,678)	(26)	—	—	132	—	—	(240)	(5)	—	—	8	10	(9)	—	(8,808)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$26,581	$(1,515)	$1,159	$2	$(11,781)	$(9,286)	$(508)	$1,629	$148	$5,070	$153	$(1,181)	$145	$(9,139)	$502	$1,979

Effect of the Restatement on each line in the Consolidated Statements of Operations: (in thousands)

	As previously reported	Acquisition purchase price adjust- ments	Commission expense adjust- ments	Royalty sales adjust- ments	Net Sales adjust- ments	Royalty expense adjust- ments	Accounts receivable adjust- ments	Lease transaction adjust- ments	Foreign subsidiary adjust- ments	Capitalized cost adjust- ments	Manual journal entry adjust- ments	Miscellaneous accrual adjust- ments	Impairment adjust- ments	Other adjust- ments	PQBS adjust- ments	As restated
First Quarter 2004
Net Sales	$110,850	$(996)	$—	$(1,403)	$(5,653)	$—	$907	$—	$(272)	$—	$(27)	$—	$—	$—	$184	$103,590
Cost of sales	(53,965)	(463)	—	1,360	3,847	(3,629)	—	1,557	651	(2,784)	(723)	—	—	1,636	(317)	(52,830)

Gross profit	56,885	(1,459)	—	(43)	(1,806)	(3,629)	907	1,557	379	(2,784)	(750)	—	—	1,636	(133)	50,760
Research and development expense	(4,399)	—	—	—	—	—	—	—	23	(2,090)	—	—	—	—	—	(6,466)
Selling and administrative expense	(31,642)	(601)	(1,103)	—	—	(1,800)	—	(575)	(2,186)	(1,434)	1,738	(1,303)	—	(1,635)	(166)	(40,707)

Earnings from continuing operations before interest, income taxes and equity in earnings of affiliate	20,844	(2,060)	(1,103)	(43)	(1,806)	(5,429)	907	982	(1,784)	(6,308)	988	(1,303)	—	1	(299)	3,587
Net interest expense:
Interest income	261	1	—	—	117	—	—	—	5	—	—	8	—	—	—	392
Interest expense	(4,397)	(38)	—	—	—	—	—	(353)	—	157	—	—	—	3	—	(4,628)

Net interest expense	(4,136)	(37)	—	—	117	—	—	(353)	5	157	—	8	—	3	—	(4,236)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$16,708	$(2,097)	$(1,103)	$(43)	$(1,689)	$(5,429)	$907	$629	$(1,779)	$(6,151)	$988	$(1,295)	$—	$4	$(299)	$(649)

Second Quarter 2004
Net Sales	$112,191	$(1,176)	$—	$(1,234)	$(5,149)	$—	$3,462	$—	$(614)	$—	$282	$—	$—	$—	$(270)	$107,492
Cost of sales	(55,168)	(449)	—	1,310	(3,072)	2,079	—	1,154	331	444	(1,682)	—	—	1,638	(725)	(54,140)

Gross profit	57,023	(1,625)	—	76	(8,221)	2,079	3,462	1,154	(283)	444	(1,400)	—	—	1,638	(995)	53,352
Research and development expense	(4,083)	—	—	—	—	—	—	—	(99)	(1,954)	—	—	—	—	—	(6,136)
Selling and administrative expense	(29,257)	(438)	(1,379)	—	(6,270)	—	—	(861)	3,259	(600)	(1,314)	(1,536)	—	(1,639)	8	(40,027)
Goodwill impairment	—	—	—	—	—	—	—	—	—	—	—	—	(180,503)	—	—	(180,503)

Earnings from continuing operations before interest, income taxes and equity in earnings of affiliate	23,683	(2,063)	(1,379)	76	(14,491)	2,079	3,462	293	2,877	(2,110)	(2,714)	(1,536)	(180,503)	(1)	(987)	(173,314)
Net interest expense:
Interest income	628	1	—	—	120	—	—	—	5	—	—	(31)	—	—	—	723
Interest expense	(4,501)	(36)	—	—	—	—	—	(314)	—	113	—	—	—	4	—	(4,734)

Net interest expense	(3,873)	(35)	—	—	120	—	—	(314)	5	113	—	(31)	—	4	—	(4,011)

Earnings (loss) from continuing operations before income taxes and equity earnings of affiliate	$19,810	$(2,098)	$(1,379)	$76	$(14,371)	$2,079	$3,462	$(21)	$2,882	$(1,997)	$(2,714)	$(1,567)	$(180,503)	$3	$(987)	$(177,325)

Third Quarter 2004
Net Sales	$113,124	$(1,140)	$—	$(1,399)	$(1,888)	$—	$(281)	$—	$(789)	$—	$462	$—	$—	$—	$(81)	$108,008
Cost of sales	(55,664)	(447)	—	1,477	(1,978)	(6,494)	—	(2,304)	288	3,337	601	—	—	1,950	(502)	(59,736)

Gross profit	57,460	(1,587)	—	78	(3,866)	(6,494)	(281)	(2,304)	(501)	3,337	1,063	—	—	1,950	(583)	48,272
Research and development expense	(4,048)	—	—	—	—	—	—	—	(2)	(1,982)	—	—	—	—	—	(6,032)
Selling and administrative expense	(31,795)	2,109	(668)	—	(400)	(700)	—	(51)	(362)	(841)	(759)	(446)	—	(1,928)	(12)	(35,853)
Gain in sale of assets	900	—	—	—	—	—	—	—	—	—	—	—	—	—	—	900

Earnings from continuing operations before interest, income taxes and equity in earnings of affiliate	22,517	522	(668)	78	(4,266)	(7,194)	(281)	(2,355)	(865)	514	304	(446)	—	22	(595)	7,287
Net interest expense:
Interest income	331	1	—	—	117	—	—	—	3	—	—	(330)	—	—	—	122
Interest expense	(4,656)	(34)	—	—	—	—	—	(295)	—	—	—	—	—	4	—	(4,981)

Net interest expense	(4,325)	(33)	—	—	117	—	—	(295)	3	—	—	(330)	—	4	—	(4,859)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$18,192	$489	$(668)	$78	$(4,149)	$(7,194)	$(281)	$(2,650)	$(862)	$514	$304	$(776)	$—	$26	$(595)	$2,428

Fourth Quarter 2004
Net Sales	$126,649	$(866)	$—	$(1,557)	$311	$—	$(1,105)	$—	$(3,474)	$—	$(239)	$1,200	$—	$—	$(365)	$120,554
Cost of sales	(65,518)	(447)	—	1,460	(8,899)	5,890	—	572	2,193	687	2,363	(594)	—	3,421	(306)	(59,178)

Gross profit	61,131	(1,313)	—	(97)	(8,588)	5,890	(1,105)	572	(1,281)	687	2,124	606	—	3,421	(671)	61,376
Research and development expense	(4,073)	—	—	—	—	—	—	—	84	(2,033)	—	—	—	—	—	(6,022)
Selling and administrative expense	(27,898)	(731)	(1,113)	—	(2,850)	(6,989)	—	(471)	(34)	(863)	390	2,843	—	(4,025)	(255)	(41,996)

Earnings from continuing operations before interest, income taxes and equity in earnings of affiliate	29,160	(2,044)	(1,113)	(97)	(11,438)	(1,099)	(1,105)	101	(1,231)	(2,209)	2,514	3,449	—	(604)	(926)	13,358
Net interest expense:
Interest income	297	—	—	—	125	—	—	—	—	—	—	105	—	—	—	527
Interest expense	(4,398)	(32)	—	—	—	—	—	(296)	(4)	—	—	—	—	197	—	(4,533)

Net interest expense	(4,101)	(32)	—	—	125	—	—	(296)	(4)	—	—	105	—	197	—	(4,006)

Earnings (loss) from continuing operations before income taxes and equity in earnings of affiliate	$25,059	$(2,076)	$(1,113)	$(97)	$(11,313)	$(1,099)	$(1,105)	$(195)	$(1,235)	$(2,209)	$2,514	$3,554	$—	$(407)	$(926)	$9,352

Note 24 – Subsequent Events (Unaudited)

Between February and April 2006, four putative securities class actions, now consolidated and designated In re ProQuest Company Securities Litigation, were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its former and then-current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act, as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On April 18, 2006, a stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Michigan, purportedly on behalf of the Company against certain current and former officers and directors of the Company by one of the Company’s stockholders, John H. Fringer.

On December 19, 2006, a second stockholder derivative lawsuit was filed in the United States District Court for the Eastern District of Michigan by another of the Company’s stockholders, John A. Bricker, Jr.

In April 2006, the Division of Enforcement of the SEC commenced a formal, non-public investigation in connection with the Company’s restatement. The Company continues to cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.

On February 15, 2006, the Company entered into an agreement (the “2006 IBM Agreement”) with International Business Machines Corporation (“IBM”). This agreement replaces the Company’s agreement with IBM that was entered into on December 30, 2004. Under the 2006 IBM Agreement, IBM will provide certain information technology services to PQIL, a wholly owned subsidiary of the Company. Under the 2006 IBM Agreement, the Company agreed to purchase from IBM in calendar years 2006 and 2007 a minimum of $2 million in additional IBM services for each year. In addition, the Company agreed to pay IBM its remaining financial obligations under the December 2004 agreement, which consist of approximately $0.9 million as well as a payment of $4.0 million which is payable over 16 months. The Company may terminate the 2006 IBM Agreement by giving IBM not less than 60 days’ prior written notice, but the minimums and financial obligations would survive any such termination.

On May 2, 2006, the Company entered into a series of agreements with its bank lenders and private placement note holders related to certain of its debt obligations. A summary of the agreements is set forth below.

Pursuant to the Waiver and Omnibus Amendment Agreement (the “Waiver Agreement”), dated May 2, 2006, by and among the Company, each of the other lenders party thereto (the “Lenders”) and LaSalle Bank Midwest National Association, as collateral agent, the Lenders agreed not to exercise remedies available to them resulting from the Company’s defaults under its Credit Agreement dated as of January 31, 2005 (the “2005 Credit Agreement”), Note Purchase Agreement, dated as of October 1, 2002 (the “2002 Note Agreement”) and Note Purchase Agreement dated as of January 31, 2005 (the “2005 Note Agreement”). This Waiver Agreement was effective until November 30, 2006, and was subject to the Company’s ongoing compliance with certain additional covenants. Pursuant to the Waiver Agreement, the 2005 Credit Agreement, the 2002 Note Agreement and the 2005 Note Agreement were amended to provide that the covenants, events of default and other provisions are substantially the same among those agreements. In addition, the financial covenants under the 2005 Credit Agreement, the 2002 Note Agreement and the 2005 Note Agreement were replaced by monthly EBITDA and capital expenditures financial covenants. The Waiver Agreement provided that existing amounts outstanding under the 2005 Credit Agreement that were repaid could not be re-borrowed and the 2005 Credit Agreement’s swingline facility was cancelled. The Waiver Agreement also provided for the Company to (i) grant a security interest in substantially all its and its domestic subsidiaries’ assets and to provide guarantees from all of its domestic subsidiaries with respect to the existing credit agreements and the superpriority credit facility (described below), (ii) pay interest at rates that were on average approximately 175 basis points higher than under the existing credit agreements, and (iii) pay various fees, including a waiver fee applicable only to the existing credit agreements of 25 basis points ($1.3 million), and a 100 basis point fee ($560,000) on the superpriority credit facility.

Under the Waiver Agreement and the Credit Agreement, dated as of May 2, 2006 (the “2006 Credit Agreement”), by and among the Company, the various financial institutions party thereto (the “2006 Lenders”) and ING Investment Management LLC, as administrative agent, the 2006 Lenders and the lenders under the 2005 Credit Agreement provided the Company with a superpriority credit facility in an amount up to $56 million in the aggregate, so long as the Company was in compliance with the underlying terms and conditions of the Waiver Agreement.

In connection with the Waiver Agreement, the Company and its domestic subsidiaries entered into a Guaranty and Collateral Agreement (the “Guaranty Agreement”) and guaranteed obligations and liabilities under the 2005 Credit Agreement, the 2006 Credit Agreement, the 2002 Note Agreement and the 2005 Note Agreement and pledged substantially all of their assets to secure such obligations and liabilities.

On August 9, 2006, ProQuest Business Solutions Inc., entered into an Asset Purchase Agreement with Dealer Computer Services, Inc. (“DCS”) under which PQBS acquired the CPD electronic parts catalog assets of DCS. These assets generally consist of contracts with dealers of Ford Motor Company (“Ford”) automotive products to provide electronic parts catalogs and related services (the “Dealer Contracts”). The assets also include publishing technology and other assets necessary to service the dealer contracts.

PQBS will be paying DCS a percentage of cash collections from the transferred customers over the next five years as consideration.

On October 20, 2006, the Company also entered into a Stock and Asset Purchase Agreement, with Snap-On Incorporated pursuant to which the Company agreed to sell PQBS to Snap-On Incorporated (the “Sale”).

In connection with the agreement with Snap-On Incorporated, the Company entered into an amendment to the Omnibus Amendment Agreement (the “Amendment”).

The Amendment extended the waiver period included in the Waiver Agreement to March 15, 2007 and also amended amounts available for borrowing under the Superpriority Commitments and Superpriority Advances (each as defined in the Amendment) that were available under the Amendment to permit the following borrowings:

$ In Millions
Through December 31, 2006	$0
January 1, 2007 through January 31, 2007	$15
February 1, 2007 through February 28, 2007	$20.3
March 1, 2007 to but excluding March 15, 2007	$34.3

The Amendment also (i) increased the interest rates for borrowings under Existing Notes and Existing Bank Advances and Superpriority Advances and (ii) modified certain covenants, events of default and fees provided to the Creditors that are included in the Waiver.

On October 20, 2006, the Company also entered into a Waiver (the “Waiver”) to the 2005 Credit Agreement, the 2002 Note Agreement, the 2005 Note Agreement, the 2006 Credit Agreement, and the Waiver Agreement.

On November 28, 2006, the Company sold PQBS to Snap-on Incorporated. The aggregate consideration received by the Company at the Closing was $508 million in cash, subject to adjustments, including changes in working capital, and the assumption by Buyer of approximately $19 million of debt in the form of monetized future billings.

Under the terms of the Sale of PQBS to Snap-on, the Company has responsibility for indemnification claims exceeding $100,000 and then only to the extent they aggregate to over $5 million. Total indemnification obligations of the Company are limited to $40 million (except in cases of fraud). The Company also agreed to enter into an agreement not to compete with the business sold for a period of five years, except in the United Kingdom, where such non-compete period shall be two years.

The Company used the proceeds from the Sale, along with certain other funds from the Company, to repay approximately $472 million of its outstanding indebtedness under the 2005 Credit Agreement; the 2002 Note Agreement; the 2005 Note Agreement; the 2006 Credit Agreement; and, the Waiver Agreement (the 2005 Credit Agreement, 2002 Note Agreement, 2005 Note Agreement, 2006 Credit Agreement and the Waiver Agreement, collectively, the “Creditor Agreements”; and the noteholders, the bank lenders, and the collateral and administrative agents to the Creditor Agreements, collectively, the “Creditors”), along with accrued interest, fees and required make-whole premiums. Upon receipt of this paydown, the Creditors released their liens in the stock of ProQuest Business Solutions, Inc. and its subsidiaries, as well as released ProQuest Business Solutions, Inc. and its subsidiaries from the liens and obligations under the Creditor Agreements and the related the Guaranty and Collateral Agreement.

On February 9, 2007, the Company sold PQIL to Cambridge Scientific Abstracts and its affiliates. The aggregate consideration received by the Company upon the consummation of the sale was $222.3 million in cash, subject to adjustments, including a reduction in purchase price of approximately $4 million and a working capital adjustment. The Company used portions of the proceeds from the sale to repay all remaining outstanding indebtedness under the Creditor Agreements, along with accrued interest, fees and required make-whole premiums. Upon receipt of this paydown, the Creditors released all of their liens against the assets of the Company and the Creditor Agreements were terminated.

PQBS and PQIL were not considered held for sale at December 31, 2005, because the Company had no plans to sell either division as of that date. The Company anticipates it will present both divisions as discontinued operations in its 2006 financial statements.

On March 20, 2007, the Company was advised by the New York Stock Exchange, Inc. (“NYSE”) that the NYSE determined to de-list the common stock of the Company, then trading under the ticker symbol PQE, from trading on the NYSE. The NYSE subsequently suspended trading the Company’s securities prior to the market opening on March 28, 2007. On March 28, 2007, the common stock of the Company began being quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol PQES.PK. On July 2, 2007, consistent with its corporate name change, the Company began being quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol VLCY.PK.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

On January 31, 2005, we completed our acquisition of Voyager Expanded Learning. In fiscal 2005, we completed a number of additional acquisitions including ExploreLearning, Syncata Corporation, Covigna, and Active Web Services. Voyager Expanded Learning and Syncata Corporation have been excluded from management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2005.

(a) Restatement

Management of the Company discovered several material irregularities in its accounting, during a review related to its internal controls assessment required by the Sarbanes-Oxley Act of 2002. Subsequently, the audit committee of the Company retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in the investigation of the irregularities. The evidence from the investigation strongly indicated that the former VP of Finance of the Company’s Information and Learning (PQIL) business unit exercised authoritative control over the affected accounts and bears primary responsibility for misstatements in PQIL’s financial statements for its domestic and foreign business units.

Consequently, in connection with the preparation of this Annual Report, management of the Company undertook and completed an accounting review as well as additional reconciliations, analyses and reviews to confirm that this Annual Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company, as of the dates, and for the periods presented, in accordance with U.S. generally accepted accounting principles. This additional work resulted in other errors being discovered.

As a result of the findings from the investigation and the company-led accounting review, management of the Company restated, through this Annual Report on Form 10-K, the Company’s Consolidated Financial Statements for the years 2003 and 2004, and for the first three quarters of 2005 (“the Restatement”). This Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2001 and 2002. Adjustments related to periods prior to 2001 have been made to retained earnings. In addition, certain disclosures in notes to the Consolidated Financial Statements have been restated to reflect the Restatement adjustments.

The Restatement included the following categories of adjustments, reflecting errors in some cases and irregularities in others:

•	Adjustments related to the purchase price allocation for PQIL acquisitions;

•	Adjustments related to PQIL accounting for sales commissions;

•	Adjustments related to correcting royalty revenue received from an outside party;

•	Adjustments related to PQIL deferred revenue balances at period end;

•	Adjustments related to PQIL royalty expense;

•	Adjustments related to PQIL accounts receivable;

•	Adjustments related to PQIL accounting for lease transactions;

•	Adjustments related to PQIL foreign subsidiaries;

•	Adjustments related to PQIL capitalization of product masters and internal-use software;

•	Adjustments related to PQIL manual journal entries lacking proper support;

•	Adjustments related to PQIL miscellaneous manual accruals;

•	Adjustments related to the impairment of long-lived assets and goodwill;

•	Adjustments to correct past immaterial audit differences;

•	Adjustments to correct the accrued liability balance for the estimated “incurred but not reported” costs of our employee health benefit plans;

•	Adjustments to correct the accrued liability for the Executive Deferred Compensation Plan;

•	Adjustments to correct the translation of the goodwill and long-lived assets at our foreign divisions;

•	Adjustments related to PQBS accounting for its OEC joint venture and General Motors Europe contract;

•	Adjustments related to PQED accounting for revenue recognition and purchase accounting.

Further information on these adjustments and reclassifications can be found in Note 2, “Restatement of Financial Statements,” to our Consolidated Financial Statements included herein.

The Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 31, 2005. For this reason, the Consolidated Financial Statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

(b) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 due to material weaknesses in internal control over financial reporting, as described below.

(c) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. Through management’s assessment, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:

Summary of Material Weaknesses

•

Material weaknesses in entity-level controls. The Company did not maintain an effective control environment and entity-level controls included in the risk assessment, information and communications and monitoring components of internal control. The following individual material weaknesses were identified:

•	The Company’s finance and accounting employees were insufficiently trained and/or educated, insufficiently assessed for competency, and were given overreaching authority and responsibility;

•	Management did not have sufficient controls in place to ensure the appropriate selection/use of and modifications to accounting policies;

•	Management did not appropriately perform a comprehensive fraud risk assessment and design controls to address the risk of management override in the financial reporting process; and

•

Management did not have adequate monitoring and information and communication controls at the entity level. Monitoring controls at the entity level were not appropriately designed to identify the performance issues of other specific controls presented in the following paragraphs. Also, information and communication controls were not properly developed and designed by management to communicate, enforce, and monitor, as applicable, corporate strategy and objectives, policies and procedures, ethical practices and behavior, authorization policies, training and job responsibilities.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected and contributed to the development of the other material weaknesses described below.

•

Material weaknesses surrounding adequate financial statement preparation and review procedures. The Company did not maintain adequate policies and procedures or employ personnel with sufficient knowledge and experience to ensure that timely, accurate, and reliable Consolidated Financial Statements were prepared and reviewed. The following individual material weaknesses were identified:

•	Inadequate review controls over financial statement information, and related presentation and disclosure requirements;

•	Inadequate review and approval controls in place to ensure that manual journal entries contained adequate support and were recorded for appropriate business reasons;

•	Insufficient review and approval controls to ensure the propriety of select critical spreadsheets;

•	Insufficient controls to ensure that key account reconciliations were prepared timely, appropriately reviewed and approved or properly reconciled to support detail; and

•	Inadequate review and authorization controls associated with product procurement.

These deficiencies in internal control resulted in material misstatements in the following account balances: royalty expense, deferred revenue, accounts receivable, accrued employee benefits costs, and prepaid commissions.

•

Inadequate controls over the proper application of accounting principles. The Company did not maintain adequate policies and procedures to account for various complex transactions and did not employ personnel with sufficient knowledge and experience to properly prepare, document, and review the related accounting treatment to ensure that these transactions complied with U.S. generally accepted accounting principles. The following individual material weaknesses were identified:

•	Sufficient review and approval controls were not designed to ensure that leases were accurately recorded and disclosed in accordance with FAS 13, Accounting for Leases;

•

Adequate review and approval controls were not designed to ensure that capitalized costs were appropriately supported with sufficient and accurate documentation in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and properly recorded;

•	Sufficient review and approval controls were not designed to ensure that certain revenue transactions and related cost of these transactions were properly accounted for;

•	Sufficient review and approval controls were not designed to ensure that the purchase price allocation for certain company acquisitions was properly adjusted to fair value at the time of acquisition;

•

Policies and procedures ensuring maintenance of adequate records regarding certain fixed and other assets in reasonable detail, allowing management to track costs, service dates, depreciation and amortization and the ultimate disposal of these assets, and properly accounting for such activity; and

•	Adequate review and authorization controls were not in place to ensure that allocation and capitalization of costs associated with capital assets were properly recorded.

These deficiencies in internal control resulted in material misstatements in various account balances.

•

Material weaknesses surrounding appropriate general computing controls to support effective information technology controls over financial data and systems were determined to exist. The Company did not maintain adequate general computing control policies and procedures or employ personnel with sufficient computing control knowledge and experience to limit access to various system and controls. The following individual material weaknesses were identified:

•

In various accounting cycles, system access controls were not in place to appropriately prohibit or limit user access in areas including journal entries, account mapping, master-file maintenance, and overall general user administration; and

•	In certain internal software development departments, adequate controls over segregation of duties did not exist.

These internal control deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected in various account balances.

As a result of these material weaknesses, management of the Company has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.

The Company’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005.

(d) Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

As discussed above, the Company’s Audit Committee initiated an independent investigation conducted with the assistance of Skadden, Arps, Slate, Meagher & Flom LLP. The Company took steps, where practical, to implement in 2006 the remedial recommendations identified in the Audit Committee investigation and intends to complete the remaining remediation recommendations and to remediate any remaining material weaknesses identified by December 31, 2007. The recommendations already implemented or currently being implemented include the following:

•	Terminated the former PQIL VP Finance, and two mid-level subordinates;

•	Enhanced the internal audit function by appointing a more qualified person to that position to replace the former internal audit director;

•	Required the head of internal audit to provide an annual internal audit plan to the audit committee and report to the audit committee on a quarterly basis;

•	Initiated a comprehensive review of the policies and internal controls for manual journal entries;

•	Initiated the development of an ethics training program for financial staff;

•	Initiated a review of the Company’s certification process under Section 302 of Sarbanes Oxley;

•	Revised the certification to require confirmation that signers are not aware of any unsupported manual journal entries;

•	Initiated spreadsheet and end-user computer controls.

In addition, the Company has taken the following remedial actions to improve the integrity of the financial reporting processes:

•	Enhanced the internal audit function by appointing a more qualified person to that position to replace the former internal audit director;

•	Reassigned personnel not qualified to lead accounting functions;

•

Consistently and periodically emphasized the importance of accurate financials and the need to address technical accounting matters through appropriate research and through tone at the top discussions with finance staff;

•	Hired qualified outside resources to supplement accounting staff where necessary to assist in the development of technical accounting positions and improve financial reporting processes.

The Company has not been able to fully implement the remedial actions for the following reasons:

•

The Company sold two of its three business units in 2006 and announced plans to transition all of its corporate functions, including accounting and controls, from its Ann Arbor headquarters to Dallas during 2007 – the transition of corporate functions to Dallas prevents implementation of some remedial recommendations until the processes are transitioned to and assumed in Dallas;

•	The Company was affected by high personnel attrition during 2006 which limited the number of highly qualified accounting personnel it could use to implement remedial recommendations;

•	The focus of the Company’s finance staff has been on reviewing, testing, auditing, and documenting financial results for the restatement period.

The Company is developing a formal remediation plan and intends to complete remediation for the identified weaknesses by December 31, 2007. These remediation efforts will include completing a fraud risk assessment and control risk assessment, and the verification through testing that the revised control procedures are operating effectively, which may extend the remediation timeline if these tests indicate that control deficiencies remain.

Additionally, in an effort to improve internal control over financial reporting, the Company is now emphasizing the importance of establishing the appropriate environment (tone at the top) in relation to accounting, financial reporting, and internal control over financial reporting. Management plans to formalize its 2007 remediation plan, including specific executive sponsorship for key deficiencies to help create and implement new policies and procedures where material weaknesses or significant deficiencies exist. The Audit Committee will be updated at least quarterly on remediation progress, with additional updates as deemed necessary.

It should be noted that the Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud, even after completion of the described remediation efforts. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following table provides information about our directors and executive officers as of December 31, 2005 and as of August 15, 2007:

Name	Age*	Position at the Company
Board of Directors

Alan W. Aldworth	52	Chairman of the Board, President and Chief Executive Officer (Resigned effective January 30, 2007)

Randy Best	64	Director

David G. Brown	50	Director

Michael Geltzeiler	48	Director (Resigned effective March 20, 2007)

Todd S. Nelson	48	Director

William E. Oberndorf	54	Director

Linda G. Roberts	66	Director

James P. Roemer	60	Director

Gary L. Roubos	70	Director

Frederick J. Schwab	68	Director

Executive Committee (led by Alan Aldworth)

Richard J. Surratt	46	Senior Vice President, Chief Financial Officer (Effective November 11, 2005 to January 30, 2007); President, Chief Executive Officer (Effective January 30, 2007)

Todd W. Buchardt	47	Senior Vice President, General Counsel and Corporate Secretary

Linda Longo-Kazanova	54	Senior Vice President, Human Resources (Resigned effective April 1, 2007)

Bruce E. Rhoades	59	Senior Vice President, Strategy and Technology (Retired effective April 29, 2006)

Andrew H. Wyszkowski	53	President, ProQuest Business Solutions (As a result of the sale of PQBS, terminated effective November 28, 2006)

Ronald Klausner	54	President, Voyager Learning

David Prichard	37	President, ProQuest Information and Learning (As a result of the sale of PQIL, terminated effective April 11, 2007)

David W. Asai	51	Senior Vice President, Chief Financial Officer (Effective January 30, 2007)

*	Ages indicated above are as of August 15, 2007

The business experience and certain other information relating to each of our directors and executive officers are set forth below:

Board of Directors.

Alan W. Aldworth was appointed Chairman of the Board of Directors in May 2004. Mr. Aldworth was President and Chief Executive Officer since January 2003. In January 2002, Mr. Aldworth was elected as President and Chief Operating Officer and has been a Director since May 2001. Mr. Aldworth joined ProQuest as Vice President and Chief Financial Officer in October 2000. Prior to joining ProQuest, he spent 18 years at Tribune Company where he held a variety of senior financial management and general management positions, the most recent of which was as the General Manager of Tribune Education Company. Mr. Aldworth is also a director of Arbitron. Mr. Aldworth resigned effective January 30, 2007.

Randy Best was appointed to the Board of Directors of Voyager Learning Company in March 2005. Mr. Best also serves as a consultant to Voyager Learning Company. He is the co-founder, former Chairman, and Chief Executive Officer of Voyager. Voyager developed the nation’s first patented comprehensive reading system and was acquired by Voyager Learning Company in January 2005. Mr. Best is the Chairman and Chief Executive Officer of GlobalEd Holdings, Ltd. Mr. Best is an advisory board member for the Education Commission of the States, and a member of the National Education Association Foundation Board, the College of Education Foundation Advisory Council for the University of Texas at Austin, and the National Urban Alliance Board for Columbia University. Previously, he served on the White House Millennium Committee and The Foundation Leadership Network.

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

Michael S. Geltzeiler was appointed to the Board of Directors in September 2004 and served on the Audit Committee. He is Senior Vice President and Chief Financial Officer of The Reader’s Digest Association, Inc., a position he has held since 2001. Prior to joining The Reader’s Digest, Mr. Geltzeiler, a certified public accountant, was with ACNielsen and Dun & Bradstreet (now known as D&B). Mr. Geltzeiler is also a member of the Board of Directors for the Madison Square Boys and Girls Club and the Westchester County Association. Mr. Geltzeiler submitted his resignation effective March 20, 2007 as a result of being named President of an operating enterprise within The Reader’s Digest that controls a direct competitor to Voyager.

Todd S. Nelson was appointed to the Board of Directors in January 2004. Since February 2007, he has been President, Chief Executive Officer and Director of Education Management LLC. Prior to Education Management, he was Chief Executive Officer of Apollo Group, Inc. from August 2001 to January 2006 and President from February 1998 to January 2006. Mr. Nelson joined Apollo Group in 1987 as Director of University of Phoenix’s Utah campus, became Executive Vice President of the University of Phoenix in 1989, and became Vice President of Apollo Group, Inc. in 1994.

William E. Oberndorf was appointed to the Board of Directors in July 1988. He is Chairman of the Compensation Committee in addition to serving on Nominating and Governance Committee. Mr. Oberndorf has served as Managing Director of SPO Partners & Co. since March 1991. He is a Director for Rosewood Hotels and Resorts and Director Emeritus of Plum Creek Timber Company, Inc.

Linda G. Roberts was appointed to the Board of Directors in January 2004. Since leaving government in 2001, Dr. Roberts has served as advisor, consultant, and board director in various organizations, including state and local governments, foundations, non-profit organizations, corporations, and start-up companies. Prior to that, Dr. Roberts directed the U.S. Department of Education’s Office of Educational Technology from its inception in 1993 to 2001, and served as the Secretary of Education’s Special Advisor on Technology. From 1984 to 1993, she led the research on educational technology at the Congressional Office of Technology Assessment. Dr. Roberts also served as an advisor to the Children’s Television Workshop during the development of “Sesame Street” and “The Electric Company.” Dr. Roberts is a Senior Advisor to Carnegie Learning, Inc., Classroom Connect, Apple Computer, and several leading technology companies. Dr. Roberts is also a Director of Wireless Generation and Carnegie Learning, Inc.

James P. Roemer was appointed to the Board of Directors in February 1995. He served as Chairman of the Board from January 1998 until May 2004, as President of the Company (formerly Bell & Howell Company) from 1995 to 2001 and as Chief Executive Officer from 1997 until 2003. From 1995 to 1997, he also served as Chief Operating Officer of the Company. Prior to that, he served as President and Chief Executive Officer of ProQuest Information and Learning Company from 1994 to 1995. Mr. Roemer joined Bell & Howell Company (now Voyager Learning Company) as President and Chief Operating Officer of Bell & Howell Publishing Services business (now ProQuest Business Solutions) in 1991. He was promoted to President and Chief Executive Officer of that business in 1993. Prior to joining ProQuest, Mr. Roemer was President of the Michie Group, Mead Data Central from 1989 to 1991. From 1982 to 1989 he was Vice President and General Manager of Lexis. From 1981 to 1982, he served as acting President of Mead Data Central. Mr. Roemer is also a director of Advent Software.

Gary L. Roubos was appointed to the Board of Directors in February 1994. He is Chairman of the Audit Committee in addition to serving on the Compensation, Nominating and Governance Committees. Mr. Roubos ceased being a member of the Compensation Committee in June 2006. Mr. Roubos was Chairman of the Board of Dover Corporation from 1989 to 1998 and was President from 1977 to 1993. He is also a Director of Omnicom Group, Inc.

Frederick J. Schwab was appointed to the Board of Directors in September 2004. He was President and CEO of Porsche Cars North America (PCNA) from 1992 to 2003. He joined PCNA in 1985 as Executive Vice President of Finance & Administration and was appointed Senior Vice President in 1988. Prior to joining PCNA, Mr. Schwab, a certified public accountant, was with Fruehauf Corp. and Touche Ross & Company. Currently, Mr. Schwab serves as a Director to Boyd Gaming Corporation where he is Chairman of the Audit Committee and a member of the Corporate Governance Committee.

Executive Committee.

Richard J. Surratt was appointed President and Chief Executive Officer of Voyager Learning Company on January 30, 2007. Prior to that, he was Senior Vice President and Chief Financial Officer starting in November 2005. Before joining ProQuest, he was Executive Vice President and Chief Financial Officer of Independence Air where he was responsible for the company’s accounting, treasury, legal, financial planning, and information systems activities. Prior to that, he was with Mobil Corporation in various financial and management positions.

Todd W. Buchardt has been Senior Vice President since November 2002, Vice President in March 2000, and General Counsel in April 1998 and in September 1998 was elected to the additional office of Secretary. Prior to joining us, he held various legal positions with First Data Corporation from 1986 to 1998.

Linda Longo-Kazanova had been Senior Vice President, Human Resources & Business Optimization since November 2002 and had been Vice President, Human Resources since May 2000. Ms. Longo-Kazanova resigned effective April 1, 2007. Prior to joining us, she was Senior Vice President, Human Resources-North America, for Information Resources, Inc. from 1995 to 2000. From 1985 to 1995, she held various human resource positions with Kraft Foods, Inc.

Bruce E. Rhoades had been Senior Vice President, Strategy & Technology since April 2003. He was President and Chief Executive Officer of ProQuest Business Solutions from January 2001 to April 2003. He joined us in 1999 and has managed several of our business units. Mr. Rhoades retired effective April 29, 2006. Prior to joining us, he was Chief Executive Officer of a consulting practice specializing in business and product strategy formulation, software and information product development, and strategic alliances and acquisitions from 1995 to 1999. Prior to that, he held a number of executive positions at LexisNexis Group from 1979 to 1995, and held various positions at ADP Network Services from 1975 to 1979.

Andrew H. Wyszkowski had been President of ProQuest Business Solutions since April 2003 and prior to that was the Vice President and Chief Operating Officer of ProQuest Business Solutions since October 2002. He joined Business Solutions as Chief Technology Officer in January 2001. From May 2002 to February 2003 he also served as Senior Vice President and General Manager of ProQuest Media Solutions. As a result of the sale of ProQuest Business Solutions, Mr. Wyszkowski was terminated effective November 28, 2006. From 1999 to 2000 he held various positions at the West Group, a legal publisher. Prior to that, he held various positions at Brief Reporter LLC, The Michie Company, Incon Associates, Inc. and BRS.

Ronald Klausner was appointed President of ProQuest Education in October 2005. He was President of ProQuest Information and Learning from April 2003 through October 2005. He came to ProQuest from D&B (formerly known as Dun & Bradstreet), a global business information and technology solutions provider, where he worked for 27 years. He most recently served as the company’s Senior Vice President, U.S. Sales, leading a segment with more than $900 million in revenue. Previously, he led global data and operations, and customer service, providing business-to-business, credit, marketing and purchasing information in over 200 countries.

David “Skip” Prichard was appointed President of ProQuest Information and Learning in October 2005. Prior to his role as President, he was Senior Vice President, Global Sales where he was responsible for designing and executing the sales strategy, managing global customer support and developing strategic sales to key partners. In addition to his sales responsibilities, he had general management responsibilities for Serials Solutions and the XanEdu businesses. As a result of the sale of ProQuest Information and Learning, Mr. Prichard was terminated effective April 11, 2007. Before joining ProQuest in 2003, he was Vice president of Sales for Corporate & Federal Markets at LexisNexis.

David Asai was named Senior Vice President and Chief Financial Officer of Voyager Learning Company in January 2007. He joined Voyager Learning Company as Vice President and Corporate Controller in 2006. Asai has more than 12 years of experience as a senior financial executive with public companies. He came to Voyager Learning Company from Independence Air, where he served as the Vice President Finance and Controller for eight years before being promoted to Chief Financial Officer in 2005. Prior to Independence Air, he was with Reno Air for four years as Chief Accounting Officer and Corporate Controller. In addition, he served as the Chief Financial Officer of the privately owned Spirit Airlines.

The Company has an Audit Committee. Messrs. Roubos (Chairman), Geltzeiler and Brown were members of the Audit Committee in 2005. The Audit Committee operates under a formal written charter, which has been approved by the Board and available on the Company’s website (www.proquestcompany.com). All of the members of the Audit Committee are independent under New York Stock Exchange listing standards and the rules of the Securities and Exchange Commission. The Board determined each of the members of the Audit Committee qualifies as an Audit Committee financial expert as defined under the rules and regulations of the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that certain of the Company’s directors, executive officers and 10% shareholders (“Insiders”) file with the Securities & Exchange Commission (SEC) and the New York Stock Exchange reports disclosing their beneficial ownership and any changes in ownership of the Company’s common stock. Based upon review of such reports it has received and based upon written representations that no other reports were required, the Company is not aware of any instances of noncompliance or late compliance with 16(a) filing requirements during the year ended December 31, 2005.

Information regarding our code of ethics is included at the end of Item 1, Part I of this report, including the information regarding the posting of the code of ethics on our web site and is hereby incorporated by reference.

Item 11.	Executive Compensation.

Compensation of Directors. All of the non-employee Directors receive the following compensation:

•	an annual cash retainer of $50,000;

•	a one-time grant of restricted stock equal to $75,000, subject to a three year restriction period, upon a member’s initial election;

•	an annual stock option grant valued at $25,000;

•	a fee of $2,000 in cash for each Board meeting attended;

•	each Audit Committee member receives an annual committee meeting fee of $15,000 in cash and the Audit Committee Chairman receives an annual additional payment of $10,000;

•

each Director serving on the Compensation and the Nominating and Governance Committees receives an annual committee meeting fee of $6,000 in cash and the Chairman of each of the Compensation Committee and Nominating and Governance Committee receives an additional payment of $10,000;

•	Directors are also reimbursed travel expenses for their attendance at these meetings.

The annual stock option grant to directors is made under the ProQuest Company Strategic Performance Plan. Each non-employee Director received an annual stock option grant made as of the last day of trading of the Company’s Common Stock in the second fiscal quarter (July 1, 2005). The stock option grant permits a non-employee Director to purchase shares of ProQuest’s Common Stock at an exercise price not less than the market value of the Common stock on the date the option is granted. The number of shares that may be purchased is equal to $25,000 divided by the fair market value of an option of one share of Common stock on the grant date. For these purposes, the value of an option is determined by using the Black-Scholes option-pricing model. In 2005, each Director received an option grant of 2,266 shares of the Company’s Common Stock at an exercise price of $32.76 per share. Mr. Best received 2,095 shares of restricted Common Stock on March 10, 2005 as determined by dividing $75,000 by the market value of the Common Stock on March 10, 2005.

On June 26, 2007, the Board of Directors of the Company approved a reduction in the Board of Directors fees for the twelve month period commencing July 1, 2007. The reduced fees are as follows:

Annual Cash Retainer is reduced from $50,000 to $30,000.

Meeting fees reduced from $2,000 per meeting to zero.

Equity based compensation reduced from $25,000 to $20,000 per year.

The 2007 equity based award will be a cash based award pursuant to Section 6.09 of the Company’s 2003 Strategic Performance Plan. Each director will receive 1,594 units, the calculation of which is based on the $20,000 equity based fee divided by the six-month average stock price from July 1, 2006 to December 31, 2006. As of December 29, 2007 each director will be entitled to receive a cash payment equal to the product of the 1,594 units multiplied by the closing stock price on December 28, 2007.

The fees for committee membership will not be modified from the previous compensation structure. The fees will be $15,000 for each member of the Audit Committee and an additional $10,000 for the Audit Committee Chairperson. Each member of the Compensation Committee and the Nominating and Governance Committee will receive $6,000 and the Chairperson of each committee will receive an additional $10,000. The Company will continue to reimburse directors for out of pocket expenses incurred to attend the meetings.

Mr. Oberndorf, Chairman of the Board of Directors, has waived his right to receive Board of Director, Committee, and Chairperson Committee fees for 2007. Mr. Oberndorf will continue to receive payment for expenses incurred to attend the Board meetings.

Please see “Related Party Transactions” in Item 13 hereof related to Mr. Best, Mr. Nelson, Ms. Roberts, and Mr. Oberndorf.

Mr. Aldworth received no additional compensation for being a member of the Board of Directors.

Compensation Agreements with Executives.

Agreements with Richard Surratt

On July 13, 2006, the Company entered into a Retention Agreement with Richard Surratt, under which he served as Senior Vice President and Chief Financial Officer, under which Mr. Surratt received a grant of restricted stock valued at $1,400,000 to be awarded on or about December 29, 2006, and that will fully vest on December 31, 2007, subject to Mr. Surratt’s continued employment with the Company. The vesting of this grant will accelerate upon: (1) a “Change of Control of the Company” (other than an “Asset Sale” of the Company), (2) the Company terminates Mr. Surratt’s employment without cause, (3) Mr. Surratt terminates employment for good reason, (4) Mr. Surratt becomes entitled to enhanced severance benefits (as described below) or (5) Mr. Surratt dies or suffers a disability while employed by Voyager Learning Company. On January 18, 2007, the Company amended its executive compensation letter agreement with Mr. Surratt so that in lieu of issuing restricted stock, the Company agreed to pay Mr. Surratt a cash amount equal to $1,400,000, subject to complying with the vesting conditions that were applicable to the restricted stock.

Under the Retention Agreement, the Company will reimburse Mr. Surratt for any loss sustained on the sale of his current residence up to a maximum of $150,000, provided that Mr. Surratt lists this residence for sale before January 1, 2008 due to an event that triggers accelerated vesting of his restricted stock award. The Company shall also pay on Mr. Surratt’s behalf a tax gross-up so that Mr. Surratt retains the full amount of the reimbursed loss. The Company also guaranteed Mr. Surratt a minimum 2006 bonus of $150,000. If Mr. Surratt’s employment is terminated without cause, if Mr. Surratt terminates employment for good reason at any time during period 60 days prior to the execution of a definitive purchase agreement that results in a Change of Control and ending two years after a Change of Control of the Company occurs, or an “Acquisition of at Least 30% of the Company’s Outstanding Voting Stock and Board Change,” then Mr. Surratt will be entitled to enhanced severance benefits: (1) a single lump sum payment equal to two times his then current Base Salary, (2) payment of any accrued but unused vacation days, and (3) continued participation for two years in all medical, dental and vision plans in which he participates, subject to his continued co-payment of premiums and subject to offset due to future employment. Termination of employment for good reason solely for this purpose includes Mr. Surratt’s termination of employment with the Company between December 31, 2007 and January 30, 2008 following an Asset Sale of the Company. If Mr. Surratt’s employment is terminated without cause or if Mr. Surratt terminates employment for good reason and Mr. Surratt is not entitled to enhanced severance benefits as described above, then Mr. Surratt’s lump sum severance payment shall be reduced from two times to one and one-half times Mr. Surratt’s annual base salary, and Mr. Surratt’s right to continue participation in the Company’s medical, dental and vision plans shall be reduced from two years to eighteen months.

On February 1, 2007, in connection with Mr. Surratt’s promotion to Chief Executive Officer and President, the Company entered into an amendment of Mr. Surratt’s employment terms under which Mr. Surratt’s base salary was increased to $675,000 and his target bonus percentage was increased to 85% of base salary. The amendment also provides that Mr.

Surratt’s bonus is guaranteed at such target level through June 30, 2008. One of the vesting dates for the restricted stock award or liquidation amount in lieu of such award was accelerated from December 31, 2007 to September 1, 2007 and the Company agreed to pay Mr. Surratt, in lieu of an equity grant during 2008, one million dollars within five business days after the earliest of (1) June 30, 2008 provided he is employed by the Company on such date, (2) a Change of Control, or (3) termination of his employment without cause or resignation for good reason. The amendment also redefines “Change of Control” so that other than for purposes of qualifying for enhanced severance and funding of such severance into a rabbi trust, the sale of PQIL did not constitute a Change of Control. The amendment also delayed the date when Mr. Surratt can voluntarily terminate his employment and have it treated as good reason from between December 31, 2007 and January 30, 2008 to between June 30, 2008 and July 31, 2008. The amendment also provides reimbursement and a tax gross-up for relocation and related expenses.

Agreements with David “Skip” Prichard

On August 8, 2006, the Company entered into an agreement with David “Skip” Prichard, President, ProQuest Information & Learning Company (“I&L”). The Agreement was entered into in recognition of the additional responsibilities taken on by Mr. Prichard in connection with the Company’s restructuring efforts, and to encourage his continued service. The Agreement included a restricted stock grant valued at $1,230,000 to be awarded on or about December 29, 2006. This grant vested upon the sale of PQIL. The Agreement also guaranteed payment of Mr. Prichard’s 2006 target bonus opportunity of $210,000. As a result of the sale of PQIL, Mr. Prichard received: (1) a single lump sum payment equal to two times annual base salary, (2) payment of any accrued but unused vacation days, and (3) continued participation for two years in all medical, dental and vision plans of the Company, subject to continued co-payment of premiums and subject to offset due to future employment.

Agreement with Andrew Wyszkowski

On August 9, 2006, the Company entered into an agreement with Andrew Wyszkowski, President, ProQuest Business Solutions Inc. (“PQBS”). The Agreement was entered into in recognition of the additional responsibilities taken on by Mr. Wyszkowski in connection with the Company’s restructuring efforts and to encourage his continued service. The Agreement included a sales award for a sale of the PQBS business in the amount of $ 1,035,118.69, including a portion to be paid in the Company’s common stock.

Agreements with Executive Officers

On August 9, 2006, the Company’s Compensation Committee extended the period of time that Alan W. Aldworth, Ronald D. Klausner, David “Skip” Prichard, Richard Surratt and Andrew Wyszkowski could exercise their outstanding vested stock options (other than their Multi-Year Stock Option

Grants dated February 4, 2004 (with respect to Messrs. Aldworth, Klausner, and Wyszkowski), October 5, 2005 (with respect to Mr. Prichard) and November 2, 2005 (with respect to Mr. Surratt)) due to involuntary termination of employment by the Company and its subsidiaries without cause or resignation for good reason to 12 months after any such employment termination, but in no event longer than the original term.

On January 18, 2007, the Company amended its executive compensation letter agreements (the “Existing Agreements”) with Richard Surratt, David Prichard and Andrew Wyszkowski. In lieu of issuing restricted stock under the Existing Agreements, the Company agreed to pay each of these executives up to the cash amount listed in the table below (the “Liquidation Amount”) subject to complying with the vesting conditions that were applicable to the restricted stock and, solely with respect to Mr. Prichard, providing specified reasonable transition services on a full-time basis as reasonably requested by the Company following the sale of PQIL. The Company provided cash payments primarily due to its inability to issue registered shares and related liquidity issues resulting from the lack of updated financial statements. In addition, the Company agreed with Mr. Prichard that he will be paid $42,500 per month during the 60 day period following the PQIL Sale in lieu of regular salary, bonus and equity compensation.

On April 24, 2007, the Company entered into a Retention Agreement with Mr. Klausner. Under this agreement, Mr. Klausner is entitled to certain enhanced severance benefits if his employment is terminated without cause or with good reason on a Change of Control of the Company (as defined in the Agreement). Mr. Klausner was also granted certain stock appreciation rights (“SAR”) with respect to 300,000 shares of Company common stock. The base price for the SAR is $8.55. The term of the SAR is five years. Mr. Klausner will vest in 100,000 shares on each of the first three anniversary dates of the grant. Vesting will fully accelerate on a Change of Control of the Company if he remains employed on such date.

Agreement with Alan Aldworth

On February 1, 2007, the Company entered into a Separation Agreement with Alan Aldworth in connection with his resignation as President, Chief Executive Officer, Director and Chairman of the Board. Pursuant to the terms of the Separation Agreement, the Company agreed to provide Mr. Aldworth with 24 months of base salary ($56,250 monthly base salary) payable over the 24 months after his resignation and up to 24 months of health benefit continuation. In return, Mr. Aldworth has agreed to cooperate with the Company and to a 12-month non-solicitation of employees and customers as well as a release of all claims that he may have against the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Oberndorf, Nelson, and Roubos are the members of the Compensation Committee. No member of the Compensation Committee is an officer of the Company. No member of the Compensation Committee served as a director or member of the Compensation Committee of another entity, any of whose executive officers served as a director or member of the Compensation Committee of the Company.

COMPENSATION AND STOCK OWNERSHIP INFORMATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company or a subsidiary of the Company to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company at the end of fiscal 2005 for fiscal years 2005, 2004 and 2003:

			ANNUAL COMPENSATION				LONG TERM COMPENSATION

Name and Principal Position	Fiscal Year		Salary ($)	Bonus (3) ($)	Other Annual Compensation ($)		Restricted Stock Awards (4) ($)	Securities Underlying Options/SARs (5) (#)	All Other Compensation ($)
Alan W. Aldworth	2005		673,077	0	144	(12)	0	15,319	177,219	(6)
President and Chief Executive	2004		625,000	443,594	24,253	(12)	0	774,395	174,758	(6)
Officer, ProQuest Company	2003		618,942	529,783	24,178	(12)	0	146,022	120,923	(6)
Ronald Klausner	2005	(1)	489,591	0	100,000	(12)	0	0	108,259	(7)
President of ProQuest	2004		465,000	175,000	367,632	(12)	0	440,000	121,346	(7)
Information & Learning	2003		336,231	327,779	287,737	(12)	0	100,000	57,618	(7)
David A. Prichard	2005	(1)	242,492	230,229	12,500	(12)	90,001	100,000	16,530	(8)
President of ProQuest	2004		219,230	123,358	35,000	(12)	0	12,000	1,383	(8)
Information & Learning	2003		134,615	122,885	56,590	(12)	0	3,000	3,704	(8)
Andy H. Wyszkowski	2005		311,769	75,199	450,147	(12)	0	0	74,957	(9)
President of ProQuest Business	2004		300,000	135,000	22,907	(12)	0	260,000	72,226	(9)
Solutions	2003		283,654	171,384	18,498	(12)	0	35,000	54,434	(9)
Kevin G. Gregory	2005	(2)	271,064	0	200,000	(12)	0	0	63,568	(10)
Senior Vice President & Chief	2004		255,771	106,784	23,009	(12)	0	170,500	54,382	(10)
Financial Officer	2003		215,360	73,616	19,960	(12)	0	23,000	46,380	(10)
Richard J. Surratt	2005	(2)	38,077	2,740	26,232	(12)	200,002	175,000	1,292	(11)
Senior Vice President & Chief	2004		0	0	0	(12)	0	0	0	(11)
Financial Officer	2003		0	0	0	(12)	0	0	0	(11)

(1)	For the 2005 fiscal year, Mr. Klausner was President of ProQuest Information and Learning. On October 10, 2005, Mr. Klausner was promoted to President of ProQuest Education and Mr. Prichard was promoted from SVP, Sales to President of ProQuest Information and Learning.

(2)	For the 2005 fiscal year, Mr. Gregory was Senior Vice President & Chief Financial Officer. Due to his planned departure on December 31, 2005, Mr. Surratt was hired November 2, 2005 and became Senior Vice President & Chief Financial Officer on November 11, 2005.

(3)	Consists of amounts awarded under the Company's 100% Financial Measures Bonus Plan. The Plan provides a financial incentive for key management employees to focus their efforts on, and achieve, annual financial targets. Payments under the Plan for fiscal 2005 were made in April and July 2006.

(4)	Amounts reflected in this column are the dollar value, net of any consideration paid by the executive officer, of restricted stock awards granted during the 2005 fiscal year. The amount is calculated by multiplying the closing market price on the date of grant by the number of shares awarded. As of the end of fiscal year 2005, Mr. Prichard held 2,514 unvested restricted stock shares valued at $70,166 using the December 30, 2005 closing stock price of $27.91. These restricted stock shares vest over two years in 50% increments starting March 10, 2007. As of the end of fiscal year 2005, Mr. Surratt held 6,840 unvested restricted stock shares valued at $190,904 using the December 30, 2005 closing stock price of $27.91. These restricted stock shares vest over two years in 50% increments starting November 2, 2007.

(5)	Amounts reflected in this column are for grants of stock options under the Company's 1995 Stock Option Plan or 2003 Strategic Performance Plan. No Stock Appreciation Rights (“SAR’s”) have been used by the Company.

(6)	For fiscal 2005 and 2003 includes $6,300 and $6,000, respectively, in employer contributions to the PSRP; for fiscal 2005, 2004 and 2003, includes $3,418, $2,146, and $1,911 for imputed life insurance respectively; for fiscal 2005, 2004 and 2003 includes $167,500, $172,612, and $113,012 respectively, in employer contributions to the Supplemental Executive Retirement Plan (“SERP”).

(7)	For fiscal 2005 and 2003 includes $6,300 and $6,000 in employer contributions to the PSRP; for fiscal 2005, 2004 and 2003 includes $2,270, $2,429, and $1,183 for imputed life insurance respectively; for fiscal 2005, 2004 and 2003 includes $99,688, $118,917 and $50,435 respectively in employer contributions to the Supplemental Executive Retirement Plan (“SERP”).

(8)	For fiscal 2005, 2004 and 2003 includes $6,300, $1,200 and $3,604 in employer contributions to the PSRP respectively; for fiscal 2005, 2004 and 2003 includes $218, $183 and $100 in imputed life insurance respectively; for fiscal 2005 includes $10,011 in employer contributions to the Supplemental Executive Retirement Plan (“SERP”).

(9)	For fiscal 2005 and 2003 includes $6,300 and $6,000 in employer contributions to the PSRP respectively; for fiscal 2005, 2004 and 2003 includes $1,642, $1,518 and $824 in imputed life insurance respectively; for fiscal 2005, 2004 and 2003 includes $55,623, $70,708 and $47,610 respectively in employer contributions to the Supplemental Executive Retirement Plan (“SERP”).

(10)	For fiscal 2005 and 2003, includes $6,300 and $6,000 respectively, in employer contributions to the PSRP; for fiscal 2005, 2004 and 2003 includes $590, $542 and $457 in imputed life insurance respectively; for fiscal 2005, 2004 and 2003 includes $56,677, $53,840 and $39,923 respectively, in employer contributions to the Supplemental Executive Retirement Plan (“SERP”).

(11)	For fiscal 2005, includes $1,191 in employer contributions to the PSRP; for fiscal 2005 includes $102 for imputed life insurance.

(12)	Amounts reported in column “Other Annual Compensation” reflect certain compensation elements which, prior to 2001, had been reported in the column “All Other Compensation”. For Mr. Aldworth, in fiscal 2005 this includes $144 service award and $49,160 in auto allowance and miscellaneous benefits. For Mr. Klausner, in fiscal 2005 this includes $100,000 relocation bonus and $24,346 in auto allowance and miscellaneous benefits. For Mr. Prichard, in fiscal 2005 this includes $12,500 special bonus and $8,984 in auto allownace and miscellaneous benefits. For Mr. Wyszkowski, in fiscal 2005 this includes $147 service award, $450,000 special bonus and $22,621 in auto allowance and miscellaneous benefits. For Mr. Gregory, in fiscal 2005 this includes $200,000 supplemental bonus for CFO transition activities and $24,704 in auto allowance and miscellaneous benefits. For Mr. Surratt, in fiscal 2005 this includes $26,232 in relocation expense and $1,620 in auto allowance and miscellaneous benefits.

For Mr. Aldworth, in fiscal 2004 this includes $24,253 in auto allowance and miscellaneous benefits. For Mr. Klausner, in fiscal 2004 this includes $200,000 signing bonus, $150,000 special bonus and $17,632 in auto allowance and miscellaneous benefits. For Mr. Prichard, in fiscal 2004 this includes $25,000 signing bonus, $10,000 special bonus and $5,574 in auto allowance and miscellaneous benefits. For Mr. Wyszkowski, in fiscal 2004 this includes $22,907 in auto allowance and miscellaneous benefits. For Mr. Gregory, in fiscal 2004 this includes $23,009 in auto allowance and miscellaneous benefits.

For Mr. Aldworth, in fiscal 2003 this includes $24,178 in auto allowance and miscellaneous benefits. For Mr. Klausner, in fiscal 2003 this includes $225,000 new hire signing bonus, $53,049 in relocation expenses and $9,688 in auto allowance and miscellaneous benefits. For Mr. Prichard, in fiscal 2003 this includes $56,590 in relocation expenses. For Mr. Wyszkowski, in fiscal 2003 this includes $18,498 in auto allowance and miscellaneous benefits. For Mr. Gregory, in fiscal 2003 this includes $1,618 special bonus and $18,342 in auto allowance and miscellaneous benefits.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table lists information concerning the stockholders known by the Company to beneficially own more than five percent of the Company’s Common stock as of December 31, 2005, except as noted in the footnotes below.

Name and Address of Beneficial Owner	Number of Shares	Percent
William E. Oberndorf (1,2)	3,526,676	12%
SPO Partners & Co.
591 Redwood Highway
Suite 3215
Mill Valley, CA 94941
SPO Advisory Corp. (3)	3,072,500	10%
591 Redwood Highway
Suite 3215
Mill Valley, CA 94941
Keystone, Inc. (4)	2,612,999	9%
3100 Texas Commerce Tower
201 Main Street
Fort Worth, TX 76102
Tweedy, Browne Company LLC (5)	2,359,703	7.9%
350 Park Avenue
New York, NY 10022
Stadium Capital Management LLC (6)	2,024,410	6.8%
2483 East Bayshore Road
Suite 202
Palo Alto, CA 94303

(1)	Pursuant to a Form 4 filed on November 25, 2005, Mr. Oberndorf, through his relationships with SPO Partners II, L.P., SPO Advisory Partners, L.P., SPO Advisory Corp. and SF Advisory Partners, L.P., may be deemed to share investment and voting control with respect to these shares.

(2)	Includes 437,998 shares that Mr. Oberndorf may be deemed to beneficially own through his control of family trusts and also includes through his ownership of options to purchase 16,178 shares that are currently exercisable.

(3)	As general partner of SF Advisory Partners, L.P., SPO Partners II, L.P. and SPO Advisory Partners L.P., SPO Advisory Corp. may be deemed to share investment and voting control with respect to these shares. Messrs. William Oberndorf, John Scully and William Patterson are the three controlling persons of SPO Advisory Corp.

(4)	Pursuant to Keystone, Inc.’s Schedule 13G (Amendment No. 4) dated February 4, 2003.

(5)	Pursuant to Tweedy Browne Company LLC’s Schedule 13G (Amendment No. 5) dated January 30, 2006.

(6)	Pursuant to Stadium Capital Management LLC’s Schedule 13G dated February 13, 2006.

OWNERSHIP INFORMATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to the beneficial ownership of Voyager Learning Company Common stock, as of August 15, 2007, of the Company’s Directors, the executive officers listed in the “Summary Compensation” table above, and the directors and executive officers as a group. None of the stock options that were exercisable as of December 31, 2005 are in-the-money as of the date of this filing.

Directors and Executive Officers	Number of Shares	Percent (7)
William E. Oberndorf (1,2)	3,526,169	11.5%
Alan W. Aldworth (6)	375,409	1.2%
Randy Best (4)	242,683	*
James P. Roemer (4)	105,847	*
Ronald D. Klausner (3)	103,504	*
Andrew H. Wyszkowski (6)	70,000	*
David G. Brown (4)	21,100	*
Gary L. Roubos (4)	19,633	*
David A. Prichard (6)	17,514	*
Todd S. Nelson (4)	8,852	*
Linda G. Roberts (4)	8,852	*
Frederick Schwab (4)	7,197	*
Richard Surratt	6,840	*
Michael Geltzeiler (5)	5,179	*
Kevin Gregory	500	*
All directors and executive officers as a Group (15 persons)	4,519,279	14.8%

*	Less than 1%

(1)	Mr. Oberndorf through relationships with SPO Advisory Corp., SPO Advisory Partners, L.P. and SF Advisory Partners, L.P., may be deemed to share investment and voting control with respect to 3,072,500 shares.

(2)	Includes 437,998 shares that Mr. Oberndorf may be deemed to beneficially own through his control of family trusts and includes an additional 15,671 shares granted under the stock option plans which are currently excercisable.

(3)	Includes 100,000 option shares for Mr. Klausner granted under the Company’s stock option plans, which are currently exercisable.

(4)	Includes 4,284, 105,847, 15,671, 15,671, 6,305, 6,305 and 4,284 option shares for Mssrs. Best, Roemer, Roubos, Brown, Nelson, Ms. Roberts, and Mr. Schwab, respectively, granted under the Company’s stock option plans which are currently exercisable.

(5)	Includes 2,913 shares of restricted common stock and 2,266 option shares for Mr. Geltzeiler. The restricted shares were returned to the Company upon Mr. Geltzeiler’s resignation.

(6)	Includes 273,366, 70,000, 15,000, option shares for Mssrs. Aldworth, Wyszkowski, Prichard, respectively, granted under the Company’s stock option plans which are currently exercisable.

(7)	Percentage is based upon 30,639,000 aggregate shares of common stock including 989,000 shares of vested stock options. As of the date of this filing, all of these stock options are under water because the current stock price is less than the exercise price for all of the vested options. The percentage for the group of owned shares excluding stock options in both the numerator and the denominator is 13%

II.	OPTION GRANTS IN LAST FISCAL YEAR(1)

The following table sets forth information concerning stock options granted in fiscal 2005 to the named executive officers in the “Summary Compensation” table.

	Individual Grants (1)				Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

					5%($)	10%($)
Alan W. Aldworth (3)	5,460	1.78%	36.62	03/05/09	43,089	92,795
	9,859	3.22%	36.62	03/05/09	77,806	167,557
David A. Prichard (4)	100,000	32.64%	36.52	10/05/15	2,296,723	5,820,347
Richard J. Surratt (4)	175,000	57.13%	30.97	11/02/15	3,408,452	8,637,686

(1)	Except for Mr. Klausner’s SAR, defined above, the Company has not granted stock appreciation rights under ProQuest’s Long-term Incentive Plan.

(2)	Amounts in these columns represent the potential value which a holder of the option may realize at the end of the option’s term assuming the annual rates of growth specified in the columns before payment of federal or state taxes associated with the exercises. The value of the options has not been discounted to reflect present values. These amounts are not intended to forecast possible future appreciation, if any, of ProQuest’s stock price.

(3)	In fiscal 2005 Mr. Aldworth recived these options by exercising the replacement option feature from previous grants. These options retain the term length of the original grant, in this case ten years, and become exercisable after six months. The exercise price is equal to the fair market value of the shares covered by each option on the date each option was granted.

(4)	This represents the number of options granted to each named executive officer in 2005. These options have a ten year term and become exercisable based upon achievment of stock price targets beginning April 2008. The exercised price is equal to the fair market value of the shares covered by each option on the date each option was granted.

III.	OPTION EXERCISE AND FISCAL YEAR–END VALUE TABLE

The following table sets forth the number and value of options exercised in fiscal 2005 and the number and value of unexercised “in-the-money” options held at the end of fiscal 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values (1)

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (3) (c)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (2)
			(#)	(#)	($)	($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
			(d)		(e)
Alan W. Aldworth	26,047	476,921	235,699	787,667	434,640	361,603
Ronald Klausner	0	0	66,666	473,334	450,662	225,338
David A. Prichard	0	0	5,999	109,001	16,080	8,040
Andy H. Wyszkowski	0	0	58,333	271,667	338,417	112,003
Kevin G. Gregory	0	0	65,433	0	284,000	0
Richard J. Surratt	0	0	0	175,000	0	0

(1)	Except for Mr Klausner’s SAR, described above, the Company has not granted stock appreciation rights under ProQuest’s Long-term Incentive Plan.

(2)	Value is calculated as of December 30, 2005, the last trading day of fiscal 2005, and is equal to the number of shares of common stock multiplied by the closing price of a share of ProQuest’s common stock, $27.91.

(3)	Value is calculated based upon the difference between the per-share option exercise price and the market value of a share of ProQuest’s common stock on the date of exercise, multiplied by the applicable number of shares.

IV.	LONG-TERM INCENTIVE PLAN AWARDS IN THE LAST FISCAL YEAR (1)

The following table sets forth the securities authorized for issuance under equity compensation plans at December 31, 2005.

				Estimated Future Payouts Under Non-Stock Price- Based Plans
Name (a)	Shares/Units Granted (#) (b)	Performance Period (c)	Threshold ($) (d)	Target ($) (e)	Maximum ($) (f)
Alan W. Aldworth	0	N/A	N/A	N/A	N/A
Ronald Klausner	0	Jan 1, 2007 to Dec 31, 2007	840,000	3,000,000	9,000,000
David A. Prichard	100,000	Oct 5, 2005 – Apr 1, 2009	N/A	N/A	N/A
Andrew H. Wyszkowski	0	N/A	N/A	N/A	N/A
Kevin G. Gregory	0	N/A	N/A	N/A	N/A
Richard J. Surratt	170,500	Nov 2, 2005 – Apr 1, 2009	N/A	N/A	N/A

(1)	See discussion of Executive Compensation in Item 11.

SUPPLEMENTAL RETIREMENT PLAN

A Supplemental Executive Retirement Plan (“SERP”) was established effective January 1, 2001, which provides for annual contributions to be made to selected participant’s recordkeeping accounts within a “Rabbi” Trust arrangement. As of December 31, 2005, the deferral account of each eligible participant is credited with employer contributions in an amount equal to 15% of the sum of the participant’s salary and management bonus for that year. These employer contributions (and investment gains and losses attributable to them) are subject to a vesting schedule as provided below.

The vested amount will be the amount payable to the participant, and the remainder of the participant’s SERP account shall be forfeited. As of the end of the 2005 plan year, Mr. Aldworth was credited with a contribution of $167,500 (83% of which was vested); Mr. Klausner was credited with a contribution of $99,688 (50% of which was vested); Mr. Prichard was credited with a contribution of $10,011 (50% of which was vested); Mr. Wyszkowski was credited with a contribution of $67,015 (83% of which was vested); and Mr. Gregory was credited with a contribution of $56,677 (100% of which was vested).

Item 13.	Certain Relationships and Related Transactions.

RELATED PARTY TRANSACTIONS

On March 10, 2005, the Company’s Board of Directors appointed Randy Best to serve as a member of the Company’s Board of Directors. Mr. Best was the Chief Executive Officer, and held 34% of the common stock, of Voyager Expanded Learning, Inc. (“Voyager”) immediately prior to the Company’s acquisition of Voyager. In connection with the Company’s acquisition of Voyager, Mr. Best and the Company entered into a Consulting Agreement (the “Consulting Agreement”) and a three year Non-Disclosure, Non-Solicitation and Non-Competition Agreement (the “Non-Competition Agreement”), both of which became effective on January 31, 2005. The Consulting Agreement requires that Mr. Best (a) actively participate with the Company and Voyager to retain and develop client and referral sources, (b) actively participate in major sales calls at the federal, state, and district levels, (c) assist in the development of a “new account” strategy, (d) assist in the development of a government relations strategy at the federal and state level, (e) introduce and transition key contacts for Voyager’s business, and (f) perform transition and integration services related to the businesses of the Company and Voyager. As compensation for these services, Mr. Best is entitled to a payment of $40,000 per month for the first six months of the term and $26,666 per month for the last eighteen months of the term of the Consulting Agreement. The Company may terminate the Consulting Agreement upon 60 days’ prior written notice.

The Non–Competition Agreement provides that Mr. Best will not disclose or use the confidential information of Voyager or the Company in any way, except on behalf of the Company or Voyager. Mr. Best also agreed that for three years after January 31, 2005, and for the term of the Consulting Agreement, that he would not, directly or indirectly, engage or participate in: (i) any capacity, anywhere in the United States, in any business that is competitive to the business operated by Voyager or in which Voyager has currently planned to engage; (ii) recruiting or soliciting any person to leave his or her employment with the Company or Voyager; and (iii) hiring or engaging any person who is or was an employee of Voyager from January 31, 2005 through and including the time of such hiring or engagement. In the agreement, Mr. Best acknowledged that Voyager is or plans to be engaged in the business of: (i) developing, marketing, and selling reading and math-related materials for use by students in grades K-12; and (ii) developing, marketing, and selling programs that are designed to enhance the ability of teachers and school districts to teach reading to students in grades K-12. The Non-Competition Agreement does not prevent Mr. Best from continuing his involvement with GlobalEd Holdings Ltd. and EdCollege, Inc. to the extent that those entities, or affiliates thereof, do not engage in the business of: (i) developing, marketing, or selling reading and math-related materials for use by students in grades K-12; (ii) developing, marketing, or selling any courses, products or services substantially similar to the “Reading for Understanding” and “Foundations of Reading” programs offered by Voyager as of January 31, 2005 to be used by administrators or teachers in grades K-12; and (iii) developing, marketing, or selling programs for any reading based curriculum to those customers who are currently customers of VoyagerU, a division of Voyager.

ProQuest Information and Learning Company had sales of approximately $1.2 million to Apollo Group, Inc. and its affiliates in 2005. Mr. Nelson, a director of the Company, was Chief Executive Officer of Apollo Group, Inc. from August 2001 to January 2006 and President from February 1998 to January 2006. The sales were an arms length transaction and the relationship with Apollo Library began prior to Mr. Nelson’s directorship.

ProQuest Information and Learning had sales of approximately $34,000 to The Readers Digest Association, Inc. (“Readers Digest”) and its affiliates in 2005. Mr. Geltzeiler, a director of the company, was Chief Financial Officer of Readers Digest during 2005. ProQuest Information and Learning Company paid approximately $10,000 to Readers Digest in royalties for content during 2005. The sales were an arms length transaction and Mr. Geltzeiler was not involved in any of the sales transactions.

Item 14.	Principal Accounting Fees and Services.

INDEPENDENT ACCOUNTANTS

The Company’s certified public accountant for fiscal 2005 was KPMG LLP and that firm has been selected as the Company’s accountants for fiscal 2006 by the Audit Committee. Such accounting firm is expected to have a representative at the Company’s next Annual Meeting of Shareholders and is expected to be available to respond to appropriate questions at that time and have an opportunity to make a statement if it desires to do so.

Audit Fees.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for fiscal years 2005 and 2004 and fees billed for other services rendered by KPMG LLP.

	2005	2004
Audit fees (1)	$10,765,584	$1,893,137
Audit related fees (2)	369,411	31,695

Audit and audit related fees	$11,134,995	$1,924,832
Tax fees (3)	75,068	67,152
All other fees	—	—

Total fees	$11,210,063	$1,991,984

(1)	Audit services consisted of the audit of financial statements included in the Company’s Annual Report on Form 10-K including costs related to the restatement of prior year financials (approximately $8.5 million), reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and attestation of the effectiveness of the Company’s internal controls over financial reporting and management’s assessment thereof.

(2)	Audit related fees consisted principally of fees for audits of financial statements of foreign and domestic subsidiaries and employee benefit plans, business acquisitions and divestitures assistance, and accounting consultations and related services.

(3)	Tax fees consisted of fees for tax consultation and tax compliance services.

Pre–approval of Services by the External Auditor.

The Audit Committee has adopted a policy for pre–approval of audit and permitted non–audit services by the Company’s external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre–approve the provision of certain defined audit and non–audit services. The Audit Committee will also consider on a case–by–case basis and, if appropriate, approve specific engagements that are not otherwise pre–approved. The Audit Committee pre– approved all audit, audit related and permitted non–audit services by the Company’s external auditors in 2005.

Any proposed engagement that does not fit within the definition of a pre–approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its external auditor.

The Audit Committee has advised the Company that it has determined that the non-audit services rendered by the Company’s independent accountants during the Company’s most recent fiscal year are compatible with maintaining the independence of such accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial statements:

The following Consolidated Financial Statements of Voyager Learning Company are included in Part II, Item 8, Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations – Fiscal Years 2005, 2004, and 2003

Consolidated Balance Sheets – At the end of Fiscal Years 2005 and 2004

Consolidated Statements of Cash Flows – Fiscal Years 2005, 2004, and 2003

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) – Fiscal Years 2005, 2004, and 2003

Notes to the Consolidated Financial Statements

2.	Financial statement schedules filed as a part of this report:

Schedule II: Valuation and Qualifying Accounts

(in thousands)	Accounts receivable reserve	Inventory reserve
Balance as of December 28, 2002	$1,703	$1,507
Charged to costs and expenses	1,744	1,778
Charged to other accounts	329	—
Recoveries	762	757
Write-offs	(2,404)	(1,111)
Other	7	(404)

Balance as of January 3, 2004	$2,141	$2,527
Charged to costs and expenses	1,266	993
Charged to other accounts	(1,618)	—
Recoveries	2,200	624
Write-offs	(2,623)	(698)
Other	48	(171)

Balance as of January 1, 2005	$1,414	$3,275
Charged to costs and expenses	1,233	806
Charged to other accounts	858	—
Recoveries	520	402
Write-offs	(2,793)	(1,814)
Other	329	812

Balance as of December 31, 2005	$1,561	$3,481

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits and Financial Statement Schedules

(a)	Exhibits.

Exhibit No.	Description
*2.1	Asset Purchase Agreement, dated October 28, 2005 by and among, the Company, ProQuest Information and Learning Company, and National Archive Publishing Company is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, file No. 001-07680.

*2.2	Agreement and Plan of merger by and among ProQuest Company, VEL Acquisition Corp., PQED Expanded Learning, Inc., and R. Best Associates, Inc. dated as of December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K/A dated February 10, 2005, File No. 001-07680.

*2.3	Asset Purchase Agreement, dated August 9, 2006 by and between the Company and Dealer Computer Services, Inc., is incorporated by reference to the Company’s Form 8-K filed August 15, 2006.

*2.4	Stock and Assets Purchase Agreement, dated October 20, 2006 by and between the Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed October 23, 2006.

*2.5	Agreement and Plan of Merger by and among ProQuest Company, VEL Acquisition Corp., PQED Expanded Learning, Inc., and R. Best Associates, Inc. dated as of December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K/A dated February 10, 2005, File No. 001-07680.

*2.6	Asset Purchase Agreement, dated August 9, 2006, by and between ProQuest Company and Dealer Computer Services, Inc., is incorporated by reference to the Company’s Form 8-K filed August 15, 2006.

*2.7	Stock and Asset Purchase Agreement, dated October 20, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed October 23, 2006.

*2.8	Amendment No. 1 to Stock and Asset Purchase Agreement dated as of November 1, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed November 6, 2006.

*2.9	Subscription Agreement and Plan of Merger dated as of December 14, 2006, by and between ProQuest Company and Cambridge Scientific Abstracts, Limited Partnership, is incorporated by reference to the Company’s Form 8-K filed December 20, 2006.

*2.10	Letter Agreement Regarding Subscription Agreement and Plan Of Merger, dated February 8, 2007, by and between ProQuest Company and Cambridge Scientific Abstracts, Limited Partnership, is incorporated by reference to the Company’s Form 8-K filed February 15, 2007.

*3.1	Form of Amended and Restated Certificate of Incorporation of ProQuest Company is incorporated by reference to ProQuest Company’s Form 10-K dated March 29, 2002, File No. 001-07680.

*3.2	By-laws of ProQuest Company.

*3.3	Amendment to Bylaws of ProQuest Company adopted on March 1, 2006 is incorporated by reference to ProQuest Company’s Form 8-K dated March 7, 2006, File No. 001-07680.

*3.4	Form of Amended and Restated Certificate of Incorporation of Voyager Learning Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 2, 2007, File No. 001-07680.

*4.1	Note Purchase Agreement dated as of October 1, 2002 ProQuest Company $150 million 5.45% Senior Notes due October 1, 2012 is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2002, File No. 001-07680.

*4.2	Revolving Credit Agreement dated as of October 3, 2002 among ProQuest Company, the lenders listed therein and Banc of America Securities LLC is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2002, File No. 001-07680.

*4.3	Credit Agreement dated as of January 31, 2005 among the financial institutions that are or may from time to time become parties thereto, Standard Federal Bank, N.A., as administrative agent for the lenders, Bank of America, N.A., and Harris Trust & Savings Bank as syndication agents for the lenders, and KeyBank National Association and National City Bank of the Midwest, as documentation agents for the lenders is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

*4.4	First Amendment dated as of January 31, 2005 to ProQuest Company’s existing Note Purchase Agreement dated as of October 1, 2002 is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

*4.5	Note Purchase Agreement dated as of January 31, 2005, ProQuest Company $175 million 5.38% Senior Notes due January 31, 2015 is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

*4.6	Waiver and Omnibus Amendment Agreement dated as of May 2, 2006 to Credit Agreement Dated as of January 31, 2005 and Credit Agreement Dated as of May 2, 2006 and Note Purchase Agreement Dated as of October 1, 2002 and Note Purchase Agreement dated as of January 31, 2005 is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

*4.7	Guaranty and Collateral Agreement dated as of May 2, 2006 among ProQuest Company, as the Company, and The Various Financial Institutions Party Hereto, as Lenders, and LaSalle Bank Midwest National Association, as Collateral Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

*4.8	Credit Agreement dated as of May 2, 2006 among ProQuest Company, as the Company, and The Various Financial Institutions Party Hereto, as Lenders, and ING Investment Management LLC, as Administrative Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006.

*4.9	Collateral Agency And Intercreditor Agreement dated as of May 2, 2006 among The Lenders, The Noteholders and Lasalle Bank Midwest National Association, as Collateral Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006.

*4.10	Waiver and Omnibus Amendment Agreement dated as of October 20, 2006 to Credit Agreement Dated as of January 31, 2005 and Credit Agreement Dated as of May 2, 2006 and Note Purchase Agreement Dated as of October 1, 2002 and Note Purchase Agreement dated as of January 31, 2005 is incorporated by reference to ProQuest Company’s Form 8-K dated October 25, 2006.

*10.1	Amended and Restated Profit Sharing Retirement Plan is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s (f/k/a Bell & Howell Operating Company) Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.2	Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit 10.4 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.3	Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.4	Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.5	Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

*10.6	Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.7	Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-59994.

*10.8	Registration Rights Agreement dated as of May 10, 1988 by and among Bell & Howell Group, Inc., and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.9	2003 ProQuest Strategic Performance Plan is incorporated by reference to ProQuest Company’s S-8 dated August 28, 2003, File No. 333-101186.

*10.10	Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

*10.11	Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*10.11A	Supplement A to Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No.: 001-07680.

*10.12	Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 33-99982.

*10.13	Incentive Compensation Agreement dated December 31, 2000 by and between Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*10.13A	Incentive Compensation Agreement Amendment is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*10.14	Bell & Howell Company Nonqualified Stock Option Agreement dated December 31, 2000 by Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*10.15	Multi-year Stock Option Grant is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2004, File No. 001-07680

*10.16	Consulting Agreement between Randy Best and ProQuest Company dated December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246.

*10.17	Non-compete Agreement between Randy Best and ProQuest Company dated December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246.

*10.18	Form of Restricted Stock Award Agreement for 2003 ProQuest Company Strategic Performance Plan is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246

*10.19	Office Lease dated November 10, 2004 between Transwestern Great Lakes, L.P., as Landlord and ProQuest Company, as Tenant is incorporated by reference to ProQuest Company’s Form 10-K dated March 17, 2005, File No. 001-07680.

*10.20	Master Services Agreement dated January 1, 2005 between ProQuest Company and International Business Machines Corporation is incorporated by reference to ProQuest Company’s Form 10-K dated March 17, 2005, File No. 001-07680.

*10.21	Description of Compensatory Arrangements Applicable to Named Executive Officers for 2004 and 2005 is incorporated by reference to ProQuest Company’s Form 10K dated March 17, 2005, File No. 001-07680.

10.22	Bonus agreement dated August 22, 2005 between ProQuest Company and Andrew Wyszkowski.

*10.23	Offer letter to Richard Surratt is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*10.24	Offer letter to Ronald Klausner is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*10.25	Offer letter to David Prichard is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*10.26	Stock option grant to Richard Surratt is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*10.27	Stock option grant to David Prichard is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*10.28	Electronic Catalog Data License Agreement, dated September 1, 1999, by and among, the Company, Bell & Howell Publications Systems Company, and General Motors Corporation is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

*10.29	Service Contract for Information Technology and Related Services, dated August 8, 2005, by and among the Company, ProQuest Business Solutions, Inc. and General Motors Corporation is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

*10.30	Manufacturing Agreement, dated October 28, 2005, by and among the Company, ProQuest Information and Learning Company, and National Archive Publishing Company is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

*10.31	Transition agreement with Kevin Gregory is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

*10.32	Consulting agreement with Kevin Gregory is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

*10.33	ProQuest Company Separation Benefits Plan is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

10.34	2006 IBM agreement dated February 15, 2006 between ProQuest Company and International Business Machines Corporation.

10.35	Retention agreements dated July 13, 2006 between ProQuest Company and Richard Surratt, Todd Buchardt, and Linda Longo-Kazanova.

10.36	Compensation agreements dated August 8, 2006 between ProQuest Company and David Prichard, dated August 9, 2006 between ProQuest Company and Andrew Wyszkowski.

10.37	2006 Performance Goals dated September 6, 2006.

*10.38	Transaction Services Agreement, dated November 28, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed December 4, 2006.

*10.39	Restricted Covenants Agreement, dated November 28, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed December 4, 2006.

10.40	Amended Compensation Agreements dated January 18, 2007 between ProQuest Company and Richard Surratt, David Prichard, Andrew Wyszkowski, Todd Buchardt, and Linda Longo-Kazanova.

*10.41	Amendment to Richard Surratt’s Employment Letter, dated February 1, 2007, is incorporated by reference to ProQuest Company’s Form 8-K filed February 1, 2007.

*10.42	Transition Agreement with David Prichard is incorporated by reference to ProQuest Company’s Form 8-K filed February 15, 2007.

*10.43	Letter Agreement regarding Subscription Agreement and Plan of Merger is incorporated by reference to ProQuest Company’s Form 8-K filed February 15, 2007.

*10.44	Termination of stock option grants to Richard Surratt and Todd Buchardt is incorporated by reference to ProQuest Company’s Form 8-K dated March 22, 2007.

10.45	Retention agreement dated April 24, 2007, between ProQuest Company and Ronald Klausner.

*14.1	ProQuest Company – Finance Code of Ethics is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*16.1	Letter from KPMG – Termination of appointment as principal accountant for ProQuest Profit Sharing Retirement Plan is incorporated by reference to ProQuest Company’s Form 8-K dated June 2, 2005, File No. 001-07680.

*17.1	Aldworth Separation Agreement, dated February 1, 2007, is incorporated by reference to ProQuest Company’s Form 8-K filed February 1, 2007.

*17.2	Michael S. Geltzeiler resignation letter, dated March 19, 2007, is incorporated by reference to ProQuest Company’s Form 8-K filed March 22, 2007.

21.1	Subsidiaries of ProQuest Company.

23.1	Consent of KPMG LLP.

*23.2	Consent of Crowe Chizek and Company LLC.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification of Richard J. Surratt, President and Chief Executive Officer of ProQuest Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Asai, Senior Vice President, Chief Financial Officer, and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm dated August 31, 2007.

*	As previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: August 31, 2007	Voyager Learning Company

	By:	/s/ Richard J. Surratt
Richard J. Surratt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Surratt Richard J. Surratt	President and Chief Executive Officer	August 31, 2007

/s/ David W. Asai David W. Asai	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	August 31, 2007

/s/ Randy Best Randy Best	Director	August 31, 2007

/s/ David G. Brown David G. Brown	Director	August 31, 2007

/s/ Todd S. Nelson Todd S. Nelson	Director	August 31, 2007

/s/ William E. Oberndorf William E. Oberndorf	Director	August 31, 2007

/s/ Linda G. Roberts, Ed.D. Linda G. Roberts, Ed.D	Director	August 31, 2007

/s/ James P. Roemer James P. Roemer	Director	August 31, 2007

/s/ Gary L. Roubos Gary L. Roubos	Director	August 31, 2007

/s/ Frederick J. Schwab Frederick J. Schwab	Director	August 31, 2007