Form 10-K
period 2006-12-30
Voyager Learning CO
filed 2008-09-17
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-3246

Voyager Learning Company

(Exact name of registrant as specified in its charter)

Delaware

36-3580106

(State or Other Jurisdiction of Incorporation or Organization)

(I.R.S. Employer Identification No.)

789 Eisenhower Parkway, Ann Arbor, Michigan

48106-1346

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s telephone number, including area code:

(734) 761-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

common stock, $.001 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a similar reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates (based upon the per share closing price of $5.45 on June 30, 2008) was approximately $142 million.

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of June 30, 2008 was 29,897,735.

Documents Incorporated By Reference: None

Part I

Voyager Learning Company

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

Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 30, 2006.

Voyager Learning Company Business Overview

Voyager Learning Company, previously known as ProQuest Company, has been a leading publisher of solutions for the education, automotive and power equipment markets. We have more than 50 years of experience in information, content development, and aggregation. Our predecessor company, Bell & Howell Company, was incorporated in Delaware in 1907. In 2001, we sold our legacy Imaging, Mail and Messaging Technologies and finance-related businesses and changed our name to ProQuest Company. On January 31, 2005, we completed the acquisition of Voyager Expanded Learning, Inc. (“VEL”) in support of our long-term strategy to grow our educational business for grades K-12. On October 28, 2005, we sold our periodical microfilm operation to National Archive Publishing Company (“NAPC”) for $21.9 million. On November 28, 2006, we sold ProQuest Business Solutions (“PQBS”) to Snap-on Incorporated (“Snap-on”) for $514 million and the assumption of approximately $19 million of PQBS debt by Snap-on. On February 9, 2007, we sold ProQuest Information and Learning (“PQIL”) for $194.8 million after final adjustments for working capital and assumed liabilities. On June 30, 2007 ProQuest Company amended Article I of its Certificate of Incorporation solely to change the corporate name from “ProQuest Company” to “Voyager Learning Company”. The name change and amendment were completed pursuant to Section 253(b) of the Delaware General Corporation Law through a merger of the Company’s wholly-owned subsidiary, Voyager Learning Company, with and into the Company.

Prior to 2005 we reported our results in two business segments: PQIL and PQBS. As a result of the VEL acquisition completed on January 31, 2005, we reported our results for 2005 in three business segments: Voyager Education (“VED”), PQBS (which was sold on November 28, 2006), and PQIL (which was sold on February 9, 2007). For 2006 we are reporting our results from continuing operations as a single business segment, Voyager Education (“VED”). As a result of the sale of PQBS its results are being reported as discontinued operations and assets related to discontinued operations. With the sale of PQIL in 2007, its results are also reported as discontinued operations and assets related to discontinued operations. Financial information for our remaining business segment and operations by geographic area are contained in Note 2 to the Consolidated Financial Statements which is incorporated herein by reference. An overview of the Voyager Education segment follows.

See Note 21 to the Consolidated Financial Statements included herein for events subsequent to December 30, 2006.

Voyager Education (“VED”) Segment Overview

The VED segment focuses on three market areas related to K-12 education (reading programs, math and science programs, and professional development programs). VED is a leading provider of results-driven, in-school reading and math intervention programs, professional development programs regarding the teaching of reading, subscription based online supplemental reading, math and science programs, and a core reading program for school districts throughout the United States (“U.S.”).

Our reading programs include: Voyager Passport, a comprehensive reading intervention system for K-6 fully aligned to federally mandated accountability acts such as the No Child Left Behind Act of 2001 and Reading First, a federal initiative authorized by amendments to the Elementary and Secondary Education Acts through the No Child Left Behind Act; Voyager Universal Literacy System®, a K-3 core reading program; Passport Reading Journeys™, a middle school reading intervention system for grades 6-9;

TimeWarp® Plus, a summer school reading intervention program; Voyager Pasaporte™, a K-2 reading intervention system in Spanish; Extended Day™, a reading intervention program designed to provide additional instruction and practice opportunities for students in grades 1-8; and Learning A-Z™, a group of related websites known as ReadingA-Z™, RAZ-Kids™, Reading-tutors™, VocabularyA-Z™, and WritingA-Z™ which provide online supplemental reading, writing and vocabulary lessons and books for students and teachers.

Our math and science programs include Vmath® ; a math intervention system for grades 3-8 including both printed and online materials and the ExploreLearning website, a subscription-based online library of modular, interactive simulations in math and science called Gizmos™ for teachers and students in grades 6-12. Additionally, in 2007 Learning A-Z added a new website, ScienceA-Z.com™, aimed at the supplemental science market.

VoyagerU® is our professional development program for the teaching of reading for teachers, literacy coaches and administrators.

Voyager products have achieved acceptance across a broad, economically and geographically diverse customer base. Voyager intervention and other products currently serve over 700,000 students in more than 1,000 school districts in all 50 states, including 32 of the 50 largest school districts in the U.S. Learning A-Z serves approximately 135,000 teachers in all states and in 118 countries. ExploreLearning serves over 600,000 students in all states, with a growing presence in Canada, Australia and other foreign countries.

The Company counts some of the nation’s largest districts among its major customers, included Los Angeles, Clark County, Houston, New York City and Miami-Dade County. The breadth of the customer base provides the Company with a national platform from which to launch new products, address new markets, and cross-sell products to existing customers.

Our customers generally sign contracts or purchase orders for our reading, math or professional development programs along with any necessary implementation services or training for a single school year. In subsequent school years, customers wishing to serve the same number of students generally need to purchase new student materials but are not typically required to repurchase teacher materials or implementation services.

Learning A-Z and ExploreLearning online subscriptions generally run for a calendar year. In 2006, VED generated approximately 80% of sales from reading programs, 7% of sales from math and science programs, 8% of sales from professional development programs, and 5% from other products and services.

Product Review – VED

Reading Programs

Voyager Passport provides direct, systematic instruction in each of the five essential reading components (phonemic awareness, phonics, fluency, vocabulary, and comprehension) and is designed as an intervention program for students for whom a core reading program is not sufficient. The lessons are typically daily and last 30 to 40 minutes in duration. They are based on the latest scientific knowledge about effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary for struggling readers.

The Voyager Universal Literacy System curriculum explicitly and systematically teaches the five essential components of reading instruction as outlined by the National Reading Panel (NRP) in 2000. The comprehensive core K-3 curriculum meets and exceeds recommendations for effective reading instruction.

In 2007, VED began offering an interactive web-based program called Ticket to Read™ (www.tickettoread.com) with its Passport and Universal Literacy System programs. Ticket to Read is designed to improve reading by allowing students to practice various aspects of reading skills. Instruction is leveled and self-paced. Students are motivated by a virtual clubhouse that includes tickets and other rewards and engaging self-selected passages on a variety of topics as they build vocabulary and reading comprehension skills.

Passport Reading Journeys is a targeted intervention program designed to accelerate reading for struggling readers in middle school and high school. The flexible lesson format integrates reading, comprehension, vocabulary, fluency and writing. Age appropriate content, real-life journeys on DVDs, online interactive lessons, and captivating text hold student interest and motivate students to read for both information and enjoyment. The program meets all of the instructional requirements of the Reading Next Report and provides teachers with the tools necessary to help students become successful readers.

Voyager TimeWarp Plus is a summer reading intervention system which immerses K-9 students in reading adventures to build essential reading skills that can prevent summer learning loss and prepare them for the coming year. TimeWarp Plus is a balanced, research-based reading program offered as a four-hour daily reading instruction focused around exciting, adventure-based themes and hands-on learning experiences. The four-week series works as both an enrichment program for students already reading at grade level to avoid summer learning loss and an intervention program to help struggling students improve critical reading skills.

Voyager Pasaporte provides students in grades K-2 targeted reading intervention in Spanish, using the same scientifically based reading research and framework as Voyager Passport. The daily lessons provide 30 to 40 minutes of direct, systematic instruction in the five essential components of reading as outlined in No Child Left Behind to accelerate students to grade-level proficiency. Built-in assessment and progress monitoring tools provide teachers with vital information about student learning so they can adjust instruction, when needed.

In addition to their regular school-day programming, struggling readers often need focused, strategic lessons that strengthen skills they have not yet mastered. Extended-day intervention is an after-school reading program that is designed to be easy to implement and emphasizes important key objectives for students who need additional reinforcement after the school day has ended.

VED also sells online supplemental reading products under the Learning A-Z brand. There are four free web sites, (LearningPage™, Sites for Teachers, Sites for Parents, and Spanish), which aid in driving interested parents, teachers, schools and districts to its five subscription-based sites: Reading A-Z, RAZ-kids, Reading-Tutors, Vocabulary A-Z, and Writing A-Z (launched in 2007). Each of these websites is purchased by customers as an online subscription.

Learning A-Z’s flagship product, Reading A-Z (www.readinga-z.com), offers thousands of printable teacher materials to teach guided reading, phonemic awareness, reading comprehension, reading fluency, alphabetic principle, and vocabulary. The teaching resources include professionally developed downloadable leveled books, lesson plans, worksheets, and reading assessments.

RAZ-Kids (www.raz-kids.com) is an online collection of interactive leveled books and quizzes designed to guide and motivate emergent and reluctant readers, as well as improve the skills of fluent readers. The program currently consist of 300 online books along with companion quizzes and worksheets spread over 27 levels of difficulty. The website also features a classroom management system for teachers to build rosters, assign books, and review student reading activity.

Reading-tutors (www.reading-tutors.com) is a low-cost, easy-to-use collection of research-based resource packets for tutors. Each of the 400 packets contains items tutors need to help emerging readers gain key literacy skills in the alphabet, phonological awareness, phonics, high-frequency words, fluency and comprehension.

Vocabulary A-Z (www.vocabularya-z.com) provides customized vocabulary lessons for use by teachers to improve student vocabularies. Vocabulary A-Z has thousands of vocabulary words that can be used to generate custom vocabulary lessons and assessments. Word activities and worksheets are available based on the word lists the user generates. The Vocabulary A-Z lesson generator incorporates best practices from current educational research.

During 2007, Learning A-Z launched its new website for Writing A-Z (www.writinga-z.com). The website provides teachers with a comprehensive collection of resources to enhance the writing proficiency of students in grades K-6. The site provides core writing lessons grouped by genre including student packets with leveled materials, mini-lessons that target key writing skills, and writing tools for organizing and improving writing.

Math and Science Programs

Vmath is a targeted, systematic intervention system designed to complement and enhance all major math programs by building upon and reinforcing the concepts, skills, and strategies of the core program. Through 30 to 40 minutes of daily instruction, Vmath helps struggling students build a foundation in math and learn the skills and concepts crucial to achieving grade-level success. In January 2007 we added an online math capability for grades 3-8.

Low-performing math students may need summer intervention to prevent summer learning loss in math as well as in reading. Vmath Summer Adventure combines explicit instruction in essential math concepts and skills and real-life adventures to stimulate student interest and understanding over a shortened summer school program for grades K-8.

ExploreLearning supplies online simulations in math and science. ExploreLearning grew out of National Science Foundation (“NSF”) funding and supports the tenets of both NSF and the National Council of Teachers of Mathematics (“NCTM”). ExploreLearning materials are correlated to state standards and over 90 math and science textbooks. Like Learning A-Z, ExploreLearning is a 100% online subscription-based business.

During 2007, Learning A-Z launched a new website for Science A-Z (www.sciencea-z.com) which provides teachers with a collection of online resources to improve student skills in both science and reading. The website offers a customizable collection of downloadable lessons and materials in four scientific domains: life, earth, physical and process science. These resources are organized into units and individual materials to supplement a teacher’s current curriculum.

Professional Development Programs

VoyagerU (“VU”) is a professional development program delivered to reading teachers in collaboration with state-wide and school district-wide professional development initiatives. It provides a consistent approach to teaching reading across schools and meets the requirements of No Child Left Behind and Reading First. Participants may earn college credit and hours toward professional development requirements. VU has been demonstrated to improve teacher instruction and student reading performance.

Business Development.

Curriculum Development. We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. VED develops its products using a combination of internal employees and outside resources such as university professors, research experts, and topical experts. We generally conduct an extensive refresh of our products every three to five years to incorporate the latest research, bring images current, and update factual content. Between the product refreshes, we often develop variations, expansions (i.e. more grade levels) and other basic enhancements of our products. As of December 30, 2006, we had 41 internal associates in curriculum development.

Sales and Marketing. We currently segment the marketing and sales force based on Voyager Expanded Learning, Learning A-Z and ExploreLearning products. Within these product lines, sales producers sell all available products and are generalist relationship managers. They are supported by product or subject matter experts as well as a corporate marketing team. As of December 30, 2006, our VED sales force consisted of 40 field and 65 inside sales representatives for a total of 105 direct sales representatives excluding sales management and marketing.

Restatement of Financial Statements

On February 9, 2006, the Company announced that during the assessment of its internal controls required by the Sarbanes-Oxley Act of 2002, the Company discovered material irregularities in its accounting. The Audit Committee promptly initiated an investigation and retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in the investigation of the irregularities.

In August 2006, the Company announced that the Audit Committee had completed its investigation. The Company’s financial statements for fiscal years 2003 and 2004 included in the 2005 Form 10-K were restated to reflect adjustments to previously reported information. The 2005 Form 10-K also reflected the restatement of selected consolidated financial data for the fiscal years ended 2001 and 2002. Further information on these adjustments and reclassifications can be found in the 2005 Form 10-K filed in August 2007.

Proprietary Rights

We regard certain of our technologies and content as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws, and employee or vendor non-disclosure agreements to protect our rights.

We also license from third parties certain technology content or services upon which we rely to deliver our products and services to our customers.

In VED, we derive the majority of our curriculum content through in-house development efforts. Curriculum developed in house or developed through the use of independent contractors is the proprietary property of VED. The curriculum developed might be augmented or complimented with third party products, which may include printed materials, video or photographs. This third party content may be sourced from various providers who retain the appropriate trademarks and copyright to the material and agree to our use on a nonexclusive, fee-based arrangement.

ProQuest® (sold as a result of the PQIL sale), Voyager Expanded Learning®, Voyager Learning®, VoyagerU®, Voyager Universal Literacy System®, TimeWarp, TimeWarp® Plus, Voyager Passport, California Voyager Passport™, Voyager Pasaporte, Vmath®, VmathLive™, eVoyages®, Passport Reading Journeys™, Reading A-Z™, Learning A-Z™, LearningPage, ExploreLearning, Gizmo, VIP®, Vital Indicators of Progress®, VPORT®, SOLO®, Strategic Online Learning Opportunities®, Ticket to Read™, Expect Results™ are our trademarks. Each trademark, trade name, or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

Seasonality

Our quarterly operating results fluctuate due to a number of factors including the academic school year, funding cycles, the amount and timing of new products, and our spending patterns. In addition, our customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced our lowest sales and earnings in the first and fourth quarters with our highest sales and earnings in the second and third quarters.

Competition

The market for our products and services is highly competitive. Our VED segment competes with both the basal suppliers who offer intervention products such as Houghton Mifflin (Riverdeep), Scott Foresman (Pearson), Harcourt, and McGraw-Hill, as well as supplemental suppliers including Cambium Learning, Scientific Learning, and Scholastic.

Government Regulations

We are subject to various federal, state, local, and foreign environmental laws and regulations limiting the discharge, storage, handling, and disposal of a variety of substances. Our operations are also governed by laws and regulations relating to equal employment opportunity, workplace safety, information privacy, and worker health, including the Occupational Safety and Health

Act and regulations hereunder. We believe that we are in compliance in all material respects with applicable laws and regulations and that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.

Concentration Risk

We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. In fiscal 2005 and 2006, no single customer represented more than 10% of our consolidated net sales on an annual basis for either year. The top five VED customers accounted for approximately 17% of VED net sales in 2006.

Employees

Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel.

As of December 30, 2006, we had the following number of employees:

Employees
VED	392
Corporate	31

Total	423

None of our employees are represented by collective bargaining agreements.

Website Access to Company Reports

We make available free of charge through our website, www.voyagercompany.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission (“SEC”).

We are providing the address to our website solely for the information of our investors. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Code of Ethics

In March, 2003, we adopted a code of ethics for all of our finance employees, including our Chief Financial Officer and our Chief Executive Officer. A copy of this code of ethics is set forth on our website, www.voyagercompany.com. We adopted this code to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations. Amendments to, or waivers from, the code of ethics will be posted on our website.

Also, in January 2004, we implemented a whistleblower hotline, as required under the Sarbanes-Oxley Act of 2002, by engaging a third party service that provides anonymous reporting for serious workplace ethical issues via phone and/or the internet.

Item 1A.	Risk Factors.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report for the year ended December 30, 2006.

The following risk factors are as of the date of this report and are not necessarily risk factors as of the December 30, 2006 financial statements.

In addition to risk factors otherwise set forth in this Annual Report on Form 10-K, factors that could cause actual results to differ materially from the Company’s forward-looking statements include, but are not limited to, the following:

Our sales and profitability depend on our ability to continue to develop new products that appeal to customers and end users.

We compete in markets characterized by continual change, product introductions and enhancements, changes in customer demands and evolving industry standards. The technological and curriculum life cycles of our products are difficult to estimate. The demand for some of our more mature products and services has begun to migrate to other products and services. To remain competitive, we must continue to develop new products and invest in existing products to keep them relevant in the market place.

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

The Company’s business may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy. While in the past few years the availability of state and federal funding for elementary and high school education has improved due to legislation such as No Child Left Behind and Reading First, recent reductions in Reading First appropriations have caused some school districts to reduce their spending levels for our products.

Reduction in state and local tax revenues could cause demand for our products to decrease.

The availability of funding to purchase our products is subject to many factors that can affect government funding, including downturns in general economic conditions, which reduce government tax revenues and may affect education funding, emergence of other priorities that can divert government funding from educational objectives, periodic changes in government leadership that can change spending priorities, and the government appropriations process, which is often slow and unpredictable.

We face intense competition and may not be able to successfully attract and retain customers.

The market for our products and services is highly competitive. In our VED segment, we compete with Scholastic, McGraw-Hill, Hampton-Brown, Scientific Learning Corp., Cambium Learning, Harcourt Achieve which is a division of Riverdeep, Scott Foresman which is a division of Pearson, and Houghton Mifflin which is part of Riverdeep. Many of our current and potential future competitors may have substantially greater financial resources, name recognition, experience, and larger customer bases than we do. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products. Any of the above results could adversely affect our ability to attract and retain customers and harm our business.

Our intellectual property protection may be inadequate, allowing others to use our technologies and thereby reduce our ability to compete.

We regard certain of the technology underlying our services and products as proprietary and we rely on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. There can be no assurance the steps we take to protect our proprietary technology will be adequate to prevent misappropriation of our technology, or to prevent third parties from developing similar technology independently.

We license from third parties certain technology content and that content may not continue to be available to us.

We also license from third parties certain technology content or services upon which we rely to deliver our products and services to our customers. This technology may not continue to be available to us on commercially reasonable terms or at all. Moreover, we may face claims from persons who claim that their licensed technologies infringe upon or violate those persons’ proprietary rights. These types of claims, regardless of the outcome, may be costly to defend and may divert our management’s efforts and resources.

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

We use the internet extensively, and federal or state governments may adopt laws or regulations that could expose us to substantial liability.

Due to the increasing usage of the internet, federal and state governments may adopt laws or regulations regarding commercial online services, the internet, user privacy, intellectual property rights, content regulation, and taxation. Laws and regulations directly applicable to online commerce or internet communications are becoming more prevalent and could expose us to substantial liability. For example, certain U.S. laws, such as the federal Digital Millennium Copyright Act and various federal laws aimed at protecting children and limiting the content made available to them, could expose us to substantial liability. Furthermore, various proposals at the federal, state, and local level could impose additional taxes on internet sales. These laws, regulations, and proposals could decrease Internet commerce and other Internet uses and adversely affect the success of our online products and business.

We could experience system failures, software errors or capacity constraints, any of which would cause interruptions in our delivery of electronic content to customers and ultimately may cause us to lose customers.

Any delays or failures in the systems or errors in the software that we use for the technology based component of our products which include assessment and reporting tools could harm our business. We have occasionally suffered failures of the computer and telecommunication systems that we use to deliver electronic content to customers. The growth of our customer base, as well as the number of sites we provide, may strain our systems in the future. The systems we currently use to deliver our services to customers (except for external telecommunications systems) are located in our facilities in Dallas, Texas, Charlottesville, Virginia and Tucson, Arizona as well as in a third party data center in Alan, Texas. Although we maintain property insurance, claims for any system failure could exceed our coverage. In addition, our products could be affected by failures associated with third party hosting providers or by failures of third party technology used in our products, and we could have no control over remedying these failures. Any failures or problems with our systems or software could force us to incur significant costs to remedy the failure or problem, decrease customer demand for our products, tarnish our reputation and thus harm our business.

Our systems face security risks and our customers have concerns about their privacy.

Our systems and websites may be vulnerable to unauthorized access by hackers, computer viruses and other disruptive problems. Any security breaches or problems could lead to misappropriation of our customers’ information, our websites, our intellectual property and other rights, as well as disruption in the use of our systems and websites. Unauthorized access to, as well as denial of, various internet and online services has occurred, and will likely occur again. Any security breach related to our websites could tarnish our reputation and expose us to damages and litigation. We may also incur significant costs to maintain our security precautions or to correct problems caused by security breaches. Further, to maintain these security measures, we are required to monitor our customers’ access to our websites which may cause disruption to our customers’ use of our systems and websites. These disruptions and interruptions could harm our business.

We have a single distribution center and could experience significant disruption of business and ultimately lose customers in the event it was damaged or destroyed.

The Company stores and distributes the majority of its printed materials through a single warehouse in Dallas, Texas. In the event that warehouse was damaged or destroyed, the Company would be delayed in responding to customer requests. Customers often purchase materials very close to the school year and such delivery delays could cause our customers to turn to competitors for products they need immediately. While the Company maintains adequate property insurance, the loss of customers could have a long term, detrimental impact on our reputation and business.

Our business may not grow as anticipated if we are not able to maintain and enhance our brands.

We believe that maintaining and enhancing our brands is important to attracting and retaining customers. Our success in growing brand awareness will depend in part on our ability to continually provide quality programs and solutions that enhance the learning process. Other entities may offer goods and services similar to those offered by us, which may diminish the value of our brand. In addition, some of our brand names are new or have changed, and we may not have any success in maintaining and growing our brand equity.

Our operating results continue to fluctuate, and a revenue or earnings shortfall in a particular quarter could have a negative impact on the price of our common stock.

Variations in our operating results occur from time to time as a result of many factors, such as the timing and amount of customers’ expenditures, our product mix, new product introductions, and general economic conditions. Our sales cycles are relatively long and depend on factors such as the size of customer orders and the terms of subscription agreements. Consequently, it is difficult to predict if and when we will receive a customer order. Because a high percentage of our expenses are fixed, the timing of customer orders can cause variations in quarterly operating results. Certain customers’ buying patterns and funding availability generally cause our sales and cash flow to be lower in the first and fourth quarters of the year. As a result of the difficulty in forecasting our quarterly revenues, our operating results for a quarter may fall below investors’ expectations, which may cause the price of our common stock to fall abruptly and significantly.

Our stock price may be volatile, and your investment in our stock could decline in value.

Our common stock price has fluctuated significantly in the recent past. In addition, market prices for securities of companies in our industry have been highly volatile and may continue to be highly volatile in the future. Often the volatility in our common stock price is unrelated to our operating performance. As a result of these fluctuations in the price of our common stock, you may not be able to sell your common stock at or above the price you pay for it.

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

In connection with the Company’s internal controls assessment required by the Sarbanes-Oxley Act of 2002, the Company has identified a number of control deficiencies in its internal control over financial reporting. Many of these control deficiencies have been classified as material weaknesses or significant deficiencies that in the aggregate constitute material weaknesses. A material weakness is a control deficiency that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 30, 2006. Since we have not fully remediated all of the deficiencies that caused the material weaknesses, some internal controls may continue to be ineffective in future periods.

As of the end of the period covered in this Form 10-K, management performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described above, as well as the Company’s inability to file this Form 10-K within the statutory time period, management concluded that the Company’s disclosure controls and procedures were not effective as of December 30, 2006.

As of the date of filing this Form 10-K, the Company believes it has implemented changes in its internal control over financial reporting to remediate all of the identified control deficiencies. The Company’s remediation efforts are subject to its continuing internal control assessment, testing and evaluation processes. There can be no assurance that the Company’s internal control over financial reporting or its disclosure controls and procedures will prevent future error or fraud in connection with its financial statements. See “Item 9A, Controls and Procedures” for additional information.

The Company could incur additional and unexpected expense related to its internal control over financial reporting and the preparation of its financial statements.

During 2006, 2007 and continuing into 2008, the Company has devoted substantial internal and external resources to the restatement of its 2005 and prior financial statements and filing of its 2006 and 2007 financial statements. As a result of these efforts, along with efforts to complete its assessment of internal control over financial reporting as of December 30, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company incurred significant incremental fees and expenses for additional auditor services, financial and other consulting services, and legal services. While the Company does not expect fees and expenses relating to the preparation of its financial results for future periods to remain at this level, the Company expects that these fees and expenses will remain significantly higher than historical fees and expenses through the end of 2008. These expenses, as well as the substantial time devoted by the Company’s management towards addressing these weaknesses, could have a material and adverse effect on the Company’s financial condition, results of operations, and cash flows.

Our ability to report our financial results on a timely basis in the future could be adversely affected by our weaknesses in internal controls.

If we are unable to substantially improve our internal controls, our ability to report our financial results on a timely and accurate basis will continue to be adversely affected. Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC, and our failure to file certain reports on a timely basis limits our ability to access the capital markets using a short-form registration.

Any adverse outcome of the investigation currently being conducted by the SEC could have a material adverse impact on us, on the trading prices of our securities, and on our ability to access the capital markets.

The Company has proposed a settlement that the SEC staff has agreed to recommend to the Commission. The proposed settlement is subject to completion of mutually agreeable settlement language, final approval by the Commission, and entry by the Court of the proposed final judgment. There can be no assurance that the settlement will be finalized. We cannot currently predict the final outcome of this investigation, which could be material. Nor can we predict whether any additional investigation(s) will be commenced or, if so, the impact or outcome of any such additional investigation(s). Until the existing investigation and any additional investigations that may arise in connection with the historical conduct of the business are resolved, the trading prices of our securities may be adversely affected, and it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurs in any such investigation, we could be required to pay civil and/or criminal fines or penalties, or be subjected to other types of sanctions, which could have a material adverse effect on our operations. The trading prices for our securities or our ability to access the capital markets and our business and financial condition could be further materially adversely affected.

We are a party to a number of matters of civil litigation that could have a material adverse effect on our financial results.

The Company is involved in legal actions and claims arising in the ordinary course of business. In addition, the Company may face exposure from parties claiming damages as a result of the restatement. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding could have a material effect on the Company’s financial position and results of operations.

The impact of ongoing securities class action, derivative and insurance-related litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our Consolidated Financial Statements.

In connection with the restatements of our Consolidated Financial Statements described in our 2005 Annual Report on Form 10-K, we and certain of our former and current officers and directors have been named as defendants in a number of lawsuits, including class action and shareholder derivative suits. We cannot currently predict the impact or outcome of these litigations, which could be material. The continuation and outcome of these lawsuits and related ongoing investigations, as well as the initiation of similar suits and investigations, may have a material adverse impact on our results of operations and financial condition.

As a result of the restatement of our Consolidated Financial Statements described in our 2005 Annual Report on Form 10-K, we could become subject to additional class action, derivative or other securities litigation. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. The initiation of any additional securities litigation or investigations, together with the lawsuits and investigations described above, may also harm our business and financial condition.

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

Recent developments in the commercial credit markets and education funding environment may adversely affect the Company’s ability to pursue strategic alternatives, including the possible sale of the Company.

Recently, the commercial credit markets in the United States have experienced a variety of difficulties and changed economic conditions that could have an adverse impact on our ability to complete any of the strategic alternatives the Company is considering, including the possible sale of the Company. Potential acquirers of the Company may not be able to secure sufficient financing resources to complete a possible transaction. Such restrictions may limit the number of potential purchasers and could reduce the possible purchase price for the Company. Additionally, recent changes in economic conditions could reduce funds available to states and schools for education spending and recent changes in legislation reducing Reading First funding effective 2008 could have an adverse impact on the value of the company and our ability to complete any of the strategic alternatives the Company is considering, including the possible sale of the Company

We could experience a material adverse result if our insurance coverage is insufficient to cover losses that may occur as a result of the litigation.

The Company has received a reservation of rights notice from its insurance carriers regarding coverage under the Directors and Officers liability insurance policies and there can be no assurance that the carriers will cover the costs of defense or any judgment or settlement in whole or in part. If an adverse judgment is rendered or a settlement is reached in excess of the insurance coverage limits, the Company may experience a material adverse impact on its financial condition.

For a further description of the nature and status of these legal proceedings, see Item 3 — Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

The information set forth in Item 3 of this report regarding SEC proceedings is incorporated herein by reference.

Item 2.	Properties.

Our principal executive and administrative office is located in Ann Arbor, Michigan. For our VED operations, we lease facilities in Dallas, Texas, Charlottesville, Virginia and Tucson, Arizona. We also previously leased facilities in Canada and the United Kingdom associated with discontinued operations which were assumed by the buyer of PQIL in February 2007.

At year end 2006, we leased 187,918 square feet of office space in Ann Arbor, Michigan for corporate and PQIL operations. The Company announced plans after the sale of PQBS and PQIL to transition all of its corporate functions from its Ann Arbor headquarters to Dallas during 2007 and 2008. The Company, the owner of the leased buildings in Ann Arbor, and the buyer of PQIL reached an agreement in March 2008 whereby the buyer of PQIL took full responsibility for the lease of the corporate headquarters and former PQIL space in exchange for the Company paying $11 million to the buyer of PQIL. Under the terms of the March agreement, we terminated our Ann Arbor leases and signed a new sublease sufficient to house our remaining corporate functions and VED operations with the new lessor of one of the buildings. See Note 21 to our Consolidated Financial Statements included herein.

The following table provides summary information in square feet with respect to the facilities associated with continuing operations and corporate headquarters as of April 1, 2008.

Total (sq ft)
Owned	—
Leased	175,193

Total	175,193

We believe the buildings and equipment used in our continuing operations generally to be in good condition and adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings.

Putative Securities Class Actions

Between February and April 2006, four putative securities class actions, now consolidated and designated In re ProQuest Company Securities Litigation, were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its former and then-current officers and directors. The case was assigned to the Honorable Avern Cohn. Each of the substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On May 2, 2006, the Court ordered the four cases consolidated and appointed lead plaintiffs and lead plaintiffs’ counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements. On January 24, 2007, lead plaintiffs filed their amended consolidated complaint, which defendants moved to dismiss on March 15, 2007. The Court denied defendants motion to dismiss on November 6, 2007.

On January 14, 2008, plaintiffs filed a motion to certify a class of all persons who purchased shares of Company stock between February 21, 2001 and December 14, 2006, inclusive. Defendants have opposed that motion on several grounds and initial briefing is complete, with an oral argument on lead plaintiffs’ motion rescheduled for July 31, 2008.

On July 22, 2008, the Company reached an agreement in principle to settle the consolidated shareholder securities class action law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan for $20 million. The settlement will be funded largely by insurance. Under the terms of the agreement, the Company would pay approximately $5 million in fees and settlement amounts to settle the class action law suit with remaining amounts to be paid by the insurers. The settlement is subject to completion of a Stipulation and Agreement of Settlement to be signed by the parties, preliminary and final court approval and the participation of a sufficient percentage of the putative class. There is no assurance that a final Stipulation and Agreement of Settlement will be completed, court approval will be obtained or putative class member participation will be sufficient. A copy of the recently signed Memorandum of Understanding regarding this settlement was filed on Form 8-K with the SEC.

The Court has indicated that all fact and expert discovery must be completed by October 2008, but no dates have yet been set for dispositive motions or trial. If the settlement arrangement is not finalized, the Company intends to defend itself vigorously.

Shareholder Derivative Lawsuits

On April 18, 2006 and December 19, 2006, respectively, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Michigan, purportedly on behalf of the Company against certain current and former officers and directors of the Company by certain of the Company’s shareholders. Each lawsuit asserted claims against certain of the current and former officers and directors of the Company and one of its subsidiaries for, among other things, breaches of fiduciary duty, gross mismanagement and unjust enrichment. Both cases were assigned to Honorable Avern Cohn, who entered a stipulated Order staying the litigation pending completion of the Company’s restatement and a special committee investigation into the restatement.

On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On April 21, 2008, the Company filed a motion to dismiss the consolidated amended complaint. The Court has scheduled oral argument on the motion for October 8, 2008. The Company intends to defend itself vigorously. It is not yet possible to determine the ultimate outcome of this action.

Securities and Exchange Commission Investigation

In February 2006, the Division of Enforcement of the SEC commenced an informal inquiry regarding the Company’s announcement of a possible restatement. In April 2006, the Division of Enforcement of the SEC commenced a formal, non-public investigation in connection with the Company’s restatement. On July 22, 2008, the Securities and Exchange Commission (“SEC” or “Commission”) filed a settled enforcement action against the Company in the United States District Court for the Eastern District of Michigan (the “Court”). Pursuant to that settlement, the terms of which were disclosed previously by the Company, without admitting or denying the allegations in the Complaint, the Company consented to the filing by the Commission of a Complaint, and to the imposition by the Court of a final judgment of permanent injunction against the Company. The Complaint alleges civil violations of the reporting, books and records and internal controls provisions of the Securities Exchange Act of 1934. The final judgment was signed by the court on July 28, 2008 and permanently enjoins the Company from future violations of those provisions. No monetary penalty is imposed. The settlement resolves fully the previously disclosed SEC investigation of the Company’s restatement.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of our fiscal year ended December 30, 2006.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

As of July 15, 2008, there were 758 holders of record of our common stock.

The high and low closing sales prices of our common stock on the NYSE/Pink Sheets Electronic Quotation Service were as follows:

	2006		2005
Fiscal Quarter	High	Low	High	Low
First	$29.75	$20.97	$36.77	$28.09
Second	22.46	10.66	37.89	31.00
Third	13.57	11.20	36.67	32.76
Fourth	14.20	9.26	36.79	27.76

	2008		2007
Fiscal Quarter	High	Low	High	Low
First	$7.15	$5.95	$12.14	$8.23
Second	6.55	$4.95	10.36	8.32
Third			9.85	6.94
Fourth			8.20	4.75

We made no share repurchases during the fourth quarter of the fiscal year ended December 30, 2006.

We have not declared or paid any cash dividends to our shareholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Item 6.	Selected Financial Data.

The following selected consolidated financial and operating data for continuing operations have been derived from our Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended December 30, 2006. With the sale of PQBS in November 2006 and the sale of PQIL in February 2007, fiscal years 2002 through 2006 have the results of these operations reclassified as discontinued operations. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes included elsewhere herein. Our historical financial data will not be indicative of our future performance as a result of these recent divestitures.

See Note 21 to our Consolidated Financial Statements included herein for events subsequent to December 30, 2006.

	Fiscal
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002
Continuing Operations Data: (1) (2)
Net sales	$115,051	$90,967	$1,837	$—	$—
Cost of sales	(57,279)	(48,474)	(360)	—	—

Gross profit	57,772	42,493	1,477	—	—
Research and development expense	(5,198)	(4,127)	—	—	—
Selling and administrative expense	(96,698)	(51,498)	(18,107)	(21,070)	(13,641)
Goodwill and long-lived assset impairment (3)	(42,496)	—	—	—	—

Earnings (loss) from continuing operations before interest, income taxes, and equity in earnings of affiliate	(86,620)	(13,132)	(16,630)	(21,070)	(13,641)
Net interest (expense) income	(27,464)	(18,915)	(378)	(100)	751
Income tax (expense) benefit (4)	65,032	1,778	(25,097)	(7,909)	(15,893)

Earnings (loss) from continuing operations	$(49,052)	$(30,269)	$(42,105)	$(29,079)	$(28,783)

Diluted earnings (loss) from continuing operations per common share	$(1.65)	$(1.03)	$(1.47)	$(1.02)	$(1.08)

	At the End of Fiscal
(Dollars in thousands)	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$39,902	$30,957	$4,313	$3,809	$1,980
Total assets	836,141	917,114	535,968	715,390	628,399
Long-term debt, less current maturities	1,592	860	150,000	191,000	187,000
Total debt (5)	60,664	516,149	154,185	191,300	187,062
Total shareholder’s equity (deficit) (6)	316,420	(48,447)	(51,073)	116,911	79,283

Footnotes to the Selected Financial Data:

(1)	On January 31, 2005, we acquired all the outstanding ownership interest in VEL. The results of VEL’s operations subsequent to the acquisition on January 31, 2005 are combined with the results of two minor acquisitions one made in 2004 and one made in 2005 to form the VED segment reported as continuing operations in our Consolidated Financial Statements.

(2)	The Company implemented a plan to sell its PQBS and PQIL operations during the second quarter of 2006. The sale of PQBS was completed in November 2006 and the sale of PQIL was completed in February 2007. Results of operations for PQBS and PQIL are reported as results from discontinued operations for all periods presented.

(3)	The required annual testing for impairment of goodwill disclosed that we experienced goodwill impairment for the VED business unit in 2006. See Note 6 to our Consolidated Financial Statements included herein for further details.

(4)	Tax expense in 2004 reflects an increase in deferred tax expense of $25.1 million to reflect the impact of establishing a valuation allowance against deferred tax assets as a result of restatement adjustments.

(5)	Upon closing on the sale of PQBS on November 28, 2006, we made a pro-rata payment of 89% of the principal then outstanding under our 2002 Notes, our 2005 Notes and our Credit Agreement. Upon closing on the sale of PQIL on February 9, 2007, we paid our remaining balances owed to our bank lenders and Noteholders and were released from all obligations under the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement, and the Credit Agreement.

(6)	Shareholder’s equity for 2006 reflects the $354.4 million gain from the sale of PQBS. 2005 shareholder’s equity have been adjusted for the correction of an immaterial error by $4.2 million. See Note 1 to our Consolidated Financial Statements included herein for further details.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report for the year ended December 30, 2006.

Organization of Information

Management’s Discussion and Analysis includes the following sections:

•	Overview

•	Critical Accounting Policies

•	Results of Continuing Operations

•	Fiscal Year 2006 Compared to Fiscal Year 2005

•	Fiscal Year 2005 Compared to Fiscal Year 2004

•	Liquidity and Capital Resources

•	Financial Condition

•	Capital Expenditures and Outlook

•	Commitments and Contractual Obligations

•	Seasonality

•	Recently Issued Financial Accounting Standards

Overview

We have been a leading publisher of solutions for the education, automotive and power equipment markets. In fiscal 2006, we provided products and services to our customers through three business segments:

•	Voyager Education (“VED”);

•	ProQuest Information and Learning (“PQIL”); and

•	ProQuest Business Solutions (“PQBS”).

The VED segment focuses on three market areas related to K-12 education: reading programs, math and science programs, and professional development programs. VED is a leading provider of results-driven, in-school reading and math intervention programs, professional development programs regarding the teaching of reading, subscription-based online supplemental reading and science programs, and a core reading program for school districts throughout the United States.

The PQIL segment primarily served the education market. PQIL collected, organized, and published content from a wide range of sources including newspapers, periodicals, and books. On February 9, 2007, we sold PQIL for $194.8 million after final adjustments for working capital and assumed liabilities. As such, the results from operations for PQIL are included as discontinued operations and the assets and liabilities are classified as related to discontinued operations in the Consolidated Financial Statements.

The PQBS segment was primarily engaged in the delivery in electronic form of comprehensive parts and service information for the automotive and outdoor power market (motorcycle, marine, recreational vehicle, lawn & garden, and heavy equipment), warranty products for the automotive and outdoor power market, and business performance products and services for the automotive market. On November 28, 2006, we sold PQBS to Snap-on Incorporated for $514 million and the assumption by Snap-on of approximately $19 million of debt and recognized a gain on sale net of tax of $354.4 million or $11.89 per diluted share. As such, the results from operations for PQBS are included as discontinued operations and the assets and liabilities are classified as related to discontinued operations in the Consolidated Financial Statements.

Financial information for our remaining business segment and operations by geographic area is contained in Note 2 to our Consolidated Financial Statements included herein which is incorporated herein by reference.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates including those related to accounting for revenue recognition, royalties, impairment, capitalization and depreciation, allowances for doubtful accounts, inventory reserves, income taxes, and other contingencies. We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily available from other sources. Actual results may differ from these estimates, which could have a material impact on our financial statements.

Certain accounting policies require higher degrees of judgment than others in their application. We consider the following to be critical accounting policies due to the judgment involved in each. For a detail discussion of our significant accounting policies see Note 1 to our Consolidated Financial Statements included herein.

Revenue Recognition. VED accounts for its revenues under Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”). VED’s revenues are derived from sales of its reading, math and science, professional development solutions to school districts across the U.S. Sales include printed and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of hardcopy reading and math products is recognized when product is shipped to or received by the customer. Revenue for product support, implementation services, and online subscriptions is recognized over the period services are delivered. The division of revenue between shipped materials, online materials, and ongoing support and services is determined in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). For our professional development courses, which include an internet delivery component, revenue is recognized over the contractual delivery period, typically nine to twelve months. For the online content associated with our curriculum materials, which includes access to online content over some period, revenue is recognized over the subscription period, typically a school year.

ExploreLearning and Learning A-Z derive revenue from sales of online subscriptions to reading, math and science teaching materials. Typically, the subscriptions are for a 12 month period and the revenue is recognized ratably over the period the online access is available to the customer.

Discontinued Operations. We sold our Dealer Management Systems (“DMS”) business, which was a component of PQBS, in June 2004. Accordingly, the operating results of these businesses have been segregated from our continuing operations and are separately reported as discontinued operations in the Consolidated Financial Statements.

We sold our PQBS businesses on November 28, 2006. Accordingly, the operating results of these businesses have been segregated from our continuing operations and are separately reported as discontinued operations and the assets and liabilities are shown as related to discontinued operations at estimated fair value in the Consolidated Financial Statements.

We sold our PQIL businesses on February 9, 2007. Accordingly, the operating results of these businesses have been segregated from our continuing operations and are separately reported as discontinued operations and the assets and liabilities are shown as related to discontinued operations at estimated fair value in the Consolidated Financial Statements.

Interest on consolidated debt that was required to be repaid as a result of the PQBS and PQIL disposal transactions was allocated to discontinued operations.

Acquisitions. On January 31, 2005, we acquired Voyager Expanded Learning (“VEL”) and on February 25, 2005, we acquired ExploreLearning. These businesses and Learning A-Z (formerly Reading A to Z), which we acquired on April 23, 2004, were combined to create the VED reporting segment. The results of VEL’s and ExploreLearning’s operations subsequent to the acquisition date are included in the Consolidated Financial Statements.

Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment based on the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”), whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether these assets are impaired involves significant judgment based on projections of future performance.

Impairment of Goodwill. We review the carrying value of goodwill for impairment at least annually based on the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The annual analysis is performed during the fourth fiscal quarter. The impairment test requires us to compare the fair value of each reporting unit to its carrying value. For businesses or assets that have been sold, we use the actual sales price in the determination of fair value. The determination whether these assets are impaired involves significant judgment based on long-term and short-term projections of future performance. Changes in strategy and/or market conditions may result in adjustments to recorded goodwill balances.

Developed Curriculum. We capitalize certain pre-publication costs of our curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Curriculum development costs are amortized over the expected life of the education program, generally on a straight-line basis over a period of three to five years. We periodically review the recoverability of the capitalized costs based on expected net realizable value.

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. These allowances are based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of return.

Reserve for Obsolete Inventory. We estimate a reserve for obsolete inventory. Inventory reserves are reviewed on a periodic basis and required adjustments, if any, are made.

Equity Securities. We classify our investments in equity securities as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Our available-for-sale securities represent assets held in a rabbi trust, related to an executive deferred compensation plan, that permits liquidation at will by the employee. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in “Other comprehensive income” on our Consolidated Balance Sheet. The estimated fair market values of investments are based on quoted market prices as of the end of the reporting period.

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

Other Contingencies. Other contingencies are recorded when it is probable that a liability exists and the value can be reasonably estimated.

Results of Continuing Operations

	Fiscal
	2006		2005		2004
(Dollars in thousands)	Amount	% of sales	Amount	% of sales	Amount	% of sales
Net sales	$115,051	100.0	$90,967	100.0	$1,837	100.0
Cost of sales	(57,279)	(49.8)	(48,474)	(53.3)	(360)	(19.6)

Gross profit	57,772	50.2	42,493	46.7	1,477	80.4
Research and development expense	(5,198)	(4.5)	(4,127)	(4.5)	—	—
Selling and administrative expense	(96,698)	(84.1)	(51,498)	(56.6)	(18,107)	(985.7)
Goodwill and long-lived asset impairment	(42,496)	(36.9)	—	—	—	—

Earnings (loss) from continuing operations before interest and income taxes	(86,620)	(75.3)	(13,132)	(14.4)	(16,630)	(905.3)
Net interest expense	(27,464)	(23.8)	(18,915)	(20.8)	(378)	(20.6)
Income tax (expense) benefit	65,032	56.5	1,778	1.9	(25,097)	(1,366.2)

Loss from continuing operations	$(49,052)	(42.6)	$(30,269)	(33.3)	$(42,105)	(2,292.1)

Fiscal Year 2006 Compared to Fiscal Year 2005

VEL and ExploreLearning were both acquired during fiscal year 2005 and Learning A-Z (formerly Reading A-Z) was acquired in fiscal year 2004. These operations comprise our VED business segment. In the second quarter of 2006, we decided to sell the PQBS and PQIL business segments. PQBS was sold on November 28, 2006 and PQIL was sold on February 9, 2007 and therefore their results are classified as discontinued operations and excluded from the following discussion.

Net Sales.

(Dollars in millions)	2006	2005
VED
Reading Programs	$91.6	$81.3
Math and Science Programs	8.1	1.6
Professional Development	9.0	4.3
Other	6.4	3.8

TOTAL VED	$115.1	$91.0

Total Company net sales from continuing operations increased $24.1 million, or 26.5%, to $115.1 million in 2006. The increase in net sales is primarily the result of increased sales in our reading and math and science programs and reporting a full year’s activity in 2006 for Voyager Expanded Learning and ExploreLearning.

Gross Profit.

(Dollars in millions)	2006	2005
VED	$57.8	$42.5

Our gross profit percentage for 2006 increased 350 basis points to 50.2% compared to 46.7% for 2005. VED sales and therefore its gross profit are subject to seasonality with the first and fourth quarters being the weakest. While the product cost component of cost of sales is variable based on sales, other components such as amortization of curriculum costs, warehouse facility costs and sales personnel costs remain fairly constant.

Research and Development.

(Dollars in millions)	2006	2005
VED	$5.2	$4.1

Our research and development expenditures include investments for curriculum and software development. Research and development expense for fiscal 2006 increased $1.1 million to $5.2 million compared to fiscal 2005.

Selling and Administrative.

(Dollars in millions)	2006	2005
VED	49.4	34.4
Corporate	47.3	17.1

Total	$96.7	$51.5

Selling and administrative expense on a consolidated basis increased $45.2 million, or 87.8%, to $96.7 million compared to fiscal 2005. VED expense increased $15.0 million or 43.6% mainly as a result of increased sale activity. Corporate expense increased $30.2 million or 176.6% as a result of professional fees incurred to complete the restatement of prior year financial results.

Net Interest Expense.

(Dollars in millions)	2006	2005
Interest income	$(1.1)	$(0.4)
Debt	28.1	18.7
Other	0.5	0.6

Total	$27.5	$18.9

Net interest expense increased $8.6 million, or 45.5%, to $27.5 million in 2006, as a result of higher interest rates imposed by our lenders as a result of being in default of our loan covenants.

The Company used the proceeds from the sale of the PQBS businesses on November 28, 2006 and PQIL businesses on February 9, 2007 to fully repay all of its outstanding debt balances (see Note 21 to our Consolidated Financial Statements included herein).

Income tax expense.

In 2006, the Company attributed an income tax benefit of $65.0 million to continuing operations. Pre-tax losses at statutory tax rates provided a tax benefit of approximately $39.9 million. The VEL impairment charge to non-deductible goodwill did not result in a tax benefit which is $14.9 million less than the amount expected based on the federal statutory tax rate. During 2006 PQIL transferred its investment in VEL to VLC. The Company recognized a tax benefit, net of valuation allowance, of approximately $38.5 million because the Company expected to realize a tax loss and recover a portion of its investments in VEL when PQIL left the U.S. consolidated group in fiscal 2007.

Discontinued Operations.

On November 28, 2006, we sold our PQBS businesses to Snap-on Incorporated for $514 million and the assumption of approximately $19 million of debt by Snap-on. Accordingly, the operating results of the PQBS businesses have been segregated from our continuing operations and reported as earnings from discontinued operations. We recognized a gain on the sale of discontinued operations of $354.4 million (net of tax) due to the sale of PQBS.

In December 2006, we announced the sale of our PQIL businesses. The sale was completed in February 2007 for $194.8 million after final adjustments for working capital and assumed liabilities. Accordingly, the operating results of the PQIL businesses have been segregated from our continuing operations and reported as earnings from discontinued operations and the assets and liabilities are being reported at estimated fair value as assets and liabilities related to discontinued operations.

Goodwill Impairment.

We performed our annual impairment testing of goodwill and impairment testing of long-lived assets as of December 30, 2006. As a result of this testing, we recorded impairment to goodwill of VED totaling $42.5 million in 2006. In conducting our annual goodwill impairment testing, the company compared the book value of goodwill attributed to VED with the estimated fair market value of VED using revenue and EBITDA multiples of publicly traded comparable companies. These estimates of fair market are dependent on multiple assumptions and inputs including; market prices of securities in general, prevailing interest rates, industry fundamentals including the state of educational funding, and the actual performance and future projections of the company. As of year end 2006, the estimated fair market value of VED was estimated to have fallen below the book value as a result of multiple factors including; a more competitive environment, the need to invest in redesigning older products and to introduce new products, the need to improve customer retention, sales declines in certain key products, the loss of several significant customers, and lower actual performance and future projections than were made at the time of acquisition of Voyager.

Adverse developments in the commercial credit markets and in the education funding environment including the reductions in Reading First funding effective 2008 may adversely affect the valuations used in our impairment testing for 2007 and may require that the company additionally impair goodwill or long-lived assets.

Based on the fair value of PQIL assets related to discontinued operations as determined by the actual sales price, no impairment was indicated as of year end 2006.

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Sales.

(Dollars in millions)	2005	2004
VED
Reading Programs	$81.3	$1.8
Math and Science Programs	1.6	—
Professional Development	4.3	—
Other	3.8	—

TOTAL VED	$91.0	$1.8

Total Company net sales from continuing operations increased $89.2 million to $91.0 million in 2005.

VEL and ExploreLearning were both acquired during fiscal year 2005 and Learning A-Z was acquired in fiscal year 2004. These operations comprise our VED business segment. In the second quarter of 2006, we decided to sell the PQBS and PQIL business segments. PQBS was sold on November 28, 2006 and PQIL was sold on February 9, 2007 and therefore their results are classified as discontinued operations.

Gross Profit.

(Dollars in millions)	2005	2004
VED	$42.5	$1.5

Our gross profit margin for 2005 decreased to 46.7% compared to gross profit margin for 2004 of 83.3%.

Research and Development.

(Dollars in millions)	2005	2004
VED	$4.1	$—

Our research and development expenditures include investments for curriculum and software development. Research and development expense for fiscal 2005 increased to $4.1 million compared to zero for fiscal 2004.

Selling and Administrative.

(Dollars in millions)	2005	2004
VED	34.4	0.9
Corporate	17.1	17.2

Total	$51.5	$18.1

Selling and administrative expense on a consolidated basis was $51.5 million for 2005 and $18.1 million for 2004. The increase is primarily due to the acquisition of Voyager Expanded Learning in January 2005.

Net Interest Expense.

(Dollars in millions)	2005	2004
Interest income	$(0.4)	$(0.2)
Debt	18.7	—
Other	0.6	0.6

Total	$18.9	$0.4

Net interest expense increased to $18.9 million in 2005, compared to $0.4 million in 2004 as a result of increased debt levels in 2005 to acquire VEL.

Income tax expense.

In 2005, the Company attributed an income tax benefit of $1.8 million to continuing operations. Pre-tax losses at statutory tax rates provided a tax benefit of approximately $11.2 million. However the income tax benefit was less than what would typically be expected because the benefit was limited to the income tax expense attributable to discontinued domestic operations.

Discontinued Operations.

With the sale of PQBS in November 2006 and the announced sale of PQIL in December 2006, results of operations for these two entities have been reclassed as discontinued operations for 2004 and 2005. In addition, in June 2004, we sold our DMS business, which was a component of PQBS. The DMS business was a software business which did not fit with our core electronic publishing strategy. In 2004, we recognized a gain on sales of discontinued operations of $13.5 million (net of tax) due to the sale of DMS.

Acquisitions.

On January 31, 2005, we acquired all the outstanding ownership interest in Voyager Expanded Learning (“VEL”). The total consideration paid for all the issued and outstanding common stock of VEL was approximately $370 million. The consideration included $20.4 million in restricted common stock consisting of approximately 683,000 shares, as well as a $10.7 million working capital adjustment paid in the second quarter of 2005. The number of restricted common stock shares was determined based on the closing price of our common stock on January 31, 2005 as stated in the agreement and plan of merger. The value of the restricted common stock shares was determined using the average of the closing price over a reasonable period of time before and after the terms of the acquisition were agreed to and announced on December 14, 2004. We also agreed to pay up to an additional $20 million in the aggregate to the shareholders of VEL based upon VEL’s revenue performance during the period from April 1, 2005 through March 31, 2006. The revenue performance targets were not achieved; therefore, no additional consideration was paid.

On February 25, 2005, we completed the acquisition of ExploreLearning.

Liquidity and Capital Resources

As of December 30, 2006, debt was $60.7 million, a decrease of $455.4 million compared to debt of $516.1 as of December 31, 2005.

We used cash in operating activities of continuing operations of $12.0 million during 2006, compared to $8.5 million in 2005, a decrease of $3.5 million. The decrease in cash used in operating activities of continuing operations during 2006 compared to 2005 was related to the following:

Inc/(Dec) vs. 2005
(dollars in millions)
Net earnings, plus depreciation, amortization and impairment	$389.8
Other long-term liabilities	42.1
Accounts receivable	13.4
Inventory	5.6
Stock-based compensation	3.1
Other current assets	1.0
Other, net	(0.2)
Deferred income	(4.4)
Other assets	(16.1)
Accounts payable	(9.5)
Accrued expenses	(11.2)
Deferred income taxes	(62.6)
Gain on sale of discontinued operations	(354.4)

Cash from continuing operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts is normally geared towards the start of the new school year in the fall.

We generated $491.7 million of cash in investing activities for fiscal 2006, compared to using $357.2 million in 2005, an increase of $848.9 million. This increase is primarily due to the following:

Inc/(Dec) vs. 2005
(dollars in millions)
Acquisitions, net of cash acquired	$346.1
Proceeds from (expenditures associated with) sales of discontinued operations, net	501.4
Purchases of equity investments available for sale	(3.0)
Proceeds from sales of equity investments available for sale	9.4
Expenditures for property, plant, equipment, curriculum development costs, and software	(5.1)

We used cash in financing activities of $463.2 million in fiscal 2006 compared to generating $366.9 million in fiscal 2005, a decrease of $830.1 million. This increase is primarily due to the following:

Inc/(Dec) vs. 2005
(dollars in millions)
Repayment of debt (net of borrowings)	$(815.1)
Proceeds from exercise of stock options, net	(8.3)
Debt issuance costs	(6.3)
Tax benefit realized from stock-based compensation	0.1
Principal payments under capital lease obligations	(0.5)

In January 2005, we acquired Voyager Expanded Learning (“VEL”). We financed our acquisition through the issuance of $175 million in senior notes (“2005 Note Purchase Agreement”) and the placement of a new $275 million revolving line of credit (“2005 Revolving Credit Agreement”). The senior notes under the 2005 Note Purchase Agreement were issued at a fixed rate of 5.38% with a January 2015 maturity. The 2005 Revolving Credit Agreement was variable rate debt with a January 2010 maturity. Under the $275 million 2005 Credit Agreement, $189.9 million was outstanding as of December 31, 2005. The interest rate on borrowings under the credit facility was (at our option) either London Interbank Offered Rates (“LIBOR”) + 1.75%, which was 6.10% on $185 million outstanding at December 31, 2005, or the prime rate + 0.25%, which was 7.5% on $4.9 million outstanding at December 31, 2005. Prior to the acquisition of VEL, the Company had issued $150 million in senior notes (the “2002 Note Purchase Agreement”) at a fixed rate of 5.45% with an October 2012 maturity.

A portion of our availability under the credit facility was utilized to issue letters of credit to support our insurance coverage, leases, and certain customer contracts. At December 30, 2006, the total of the face amounts of the outstanding letters of credit was $0.7 million. The letters of credit renew either annually or automatically with the face amount adjusted based on the underlying insurance requirement.

The 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement and the 2005 Revolving Credit Agreement are collectively referred to as the “Credit Agreements”.

As a result of the restatement of 2004 and prior year financials, we failed to meet certain covenants under the Credit Agreements. Due to the default on our debt covenants, all outstanding senior notes and revolving credit are classified as current in our Consolidated Balance Sheet. We subsequently negotiated a waiver of the defaults with our lenders and amendments to our Credit Agreements in 2006. See Notes 11 and 21 to our Consolidated Financial Statements included herein.

On November 28, 2006, the Company sold PQBS to Snap-on Incorporated. The aggregate consideration received by the Company was $514 million including the assumption by Snap-on of approximately $19 million of debt. Upon completing the sale of PQBS on November 28, 2006, the Company used the proceeds from the sale, along with certain other funds from the Company, to repay $475.8 million, representing 89% of its outstanding debt. On November 30, 2006, we entered into a First Amendment to our Waiver Agreement which extended the waiver period on our remaining obligations from November 30, 2006 to March 15, 2007.

As of December 30, 2006, debt was $58.2 million excluding capital leases. The interest rate in effect under the amended 2005 Revolving Credit Agreement was LIBOR + 2.5%, which was 7.85% on $22.2 million of debt outstanding. The interest rate on Senior Notes was a fixed interest rate of 7.87% on $28.1 million of debt outstanding and a variable rate of LIBOR + 2.5%, which was 7.85% on $7.9 million outstanding at December 30, 2006.

On February 9, 2007, the Company sold PQIL to Cambridge Scientific Abstracts, LP. The aggregate consideration received by the Company was $194.8 million after adjustments for liabilities assumed by Cambridge and final working capital balances. The Company used a portion of the proceeds from the sale of PQIL to repay all its remaining debt on February 9, 2007 under the Credit Agreements, along with accrued interest, fees, and required make-whole premiums. See Note 21 to our Consolidated Financial Statements included herein.

Financial Condition

Selected Balance Sheet information.

	As of		Inc/(Dec) vs. 2005
(Dollars in millions)	December 30, 2006	December 31, 2005	$	%
Accounts receivable, net	$15.3	$12.0	$3.3	27.5%
Income tax receivable	9.9	18.9	(9.0)	(47.6%)
Other current assets	72.2	17.0	55.2	324.7%
Assets related to discontinued operations, current	70.7	104.5	(33.8)	(32.3%)
Acquired and developed curriculum, net	72.6	87.5	(14.9)	(17.0%)
Goodwill, net	210.1	252.6	(42.5)	(16.8%)
Other assets	18.1	12.7	5.4	42.5%
Assets related to discontinued operations, noncurrent	290.6	349.3	(58.7)	(16.8%)
Accrued expenses	85.3	28.3	57.0	201.4%
Deferred income	17.7	14.0	3.7	26.4%
Other liabilities	88.3	59.8	28.5	47.7%
Liabilities related to discontinued operations	257.7	335.0	(77.3)	(23.1%)

As of December 30, 2006 compared to December 31, 2005:

Accounts receivable increased by $3.3 million during the fiscal year ended December 30, 2006, primarily due to the increase in sales year over year.

Income tax receivable decreased $9.0 million primarily because the company received a $7.2 million refund of its 2005 US Federal income tax paid. The company also applied overpayments of its 2005 US state income taxes to reduce expected 2006 state income tax liabilities.

Other current assets increased by $55.2 million due primarily to an increase in short-term deferred tax assets.

Net acquired and developed curriculum decreased by $14.9 million primarily due to scheduled amortization expense.

Goodwill decreased as a result of the impairment charge recognized on the goodwill of the VED segment.

Other assets increased by $5.4 million primarily due to expected insurance reimbursement of amounts paid by the company.

Assets related to discontinued operations, including both current and noncurrent decreased $92.5 million as a result of closing the sale of PQBS operations in November 2006.

Accrued expenses increased by $57.0 million primarily due to increases in accrued income taxes.

Deferred income increased by $3.7 million primarily as a result of the increased sales as a result of full year activity for VEL and Explorer Learning both acquired in 2005.

Other liabilities increased $28.5 million primarily due to an increase in long-term deferred tax liabilities.

Liabilities related to discontinued operations, including both current and noncurrent decreased $77.3 million as a result of closing the sale of PQBS operations in November 2006.

Capital Expenditures and Outlook

	2006	2005	2004
	(dollars in millions)
Curriculum development costs	$3.6	$5.9	$0.4
Fixed capital	9.2	3.4	0.5
Software	1.6	—	—

Total expenditures for property, plant, equipment, curriculum development costs, and software	$14.4	$9.3	$0.9

Capital spending for continuing operations in 2006 was approximately $14.4 million.

Capital spending in 2007 for the VED segment is expected to be $8 to $9 million. Capital expenditures for 2007 will be concentrated primarily on ongoing and new product development management believes will generate future revenue growth in the VED segment.

As of July 31, 2008, we have cash, cash equivalents and short term investments totaling $18.0 million with no outstanding debt. The $18.0 million balance as of July 31, 2008 reflects the Company having paid approximately $50 million of income taxes in March 2007 for its 2006 income tax liability. The Company anticipates it will receive a tax refund in 2008 of approximately $45 to $50 million when it files its 2007 income tax return and files a claim to carryback 2007 capital losses to the 2006 tax year.

We believe that current cash, cash equivalents and short term investment balances, expected income tax refunds, and cash generated from VED operations will be adequate to fund the working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future.

Commitments and Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.

On January 25, 2008, the Company entered into a series of agreements with its current landlord, Transwestern Great Lakes, LP. (“Transwestern”) and ProQuest LLC (formerly known as ProQuest-CSA LLC) (“CSA”) relating to certain obligations regarding the long term leases for the facilities in Ann Arbor, Michigan. The Company paid CSA $11 Million, a portion of which was distributed to Transwestern for termination of the lease relating to the 777 Eisenhower Parkway, Ann Arbor, Michigan facility (the “777 Facility”). The Company was released from any and all obligations relating to the 15 year lease the Company previously entered into for the 777 Facility. The Company was also released from any and all obligations relating to the 15 year lease the Company previously entered into for the 789 Eisenhower Parkway, Ann Arbor, Michigan facilities (the “789 Facility”). The Company assigned all of its rights under the lease for the 789 Facility to CSA and CSA assumed the obligations of tenant under such lease, as amended. Transwestern, as landlord consented to such assignment.

The following table summarizes our significant operational and contractual obligations and commercial commitments at December 30, 2006 and June 1, 2008 showing the future periods in which such obligations are expected to be settled in cash:

(Dollars in millions)	Total	2007	2008 & 2009	2010 & 2011	After 2011
Short-term debt	$58.2	$58.2	$—	$—	$—
Long-term income tax payable	$0.7	$0.6	$0.1	$—	$—
Capital lease obligation as of December 31, 2006	$2.9	$1.1	$1.5	$0.3	$—
Lease Obligation assigned to CSA	(1.7)	(0.5)	(1.0)	(0.2)	—

Capital Lease Obligation as of June 1, 2008	$1.2	$0.6	$0.5	$0.1	$—

Operating lease obligation as of December 31, 2006	$56.8	$4.8	$9.0	$7.7	$35.3
Lease Obligation assigned to CSA	(51.4)	(2.6)	(6.7)	(6.8)	(35.3)

Operating Lease Obligation as of June 1, 2008	$5.4	$2.2	$2.3	$0.9	$—

We also have obligations with respect to our pension and post-retirement medical benefit plans. For further information see Note 14 to our Consolidated Financial Statements included herein.

We have letters of credit in the amount of $0.7 million outstanding as of December 30, 2006 to support insurance coverage, leases, and certain customer contracts. For further information see Note 11 to our Consolidated Financial Statements included herein.

As of December 30, 2006, the Company had approximately $22.9 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. Therefore the Company is unable to reasonably estimate the years when settlement will occur with the respective tax authorities.

Seasonality

Our quarterly operating results fluctuate as a result of a number of factors including the academic school year, the sales cycle, the amount and timing of new products, and our spending patterns. In addition, many of our customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced less net sales, net earnings, and cash flow in the first and fourth fiscal quarters with our highest net sales, net earnings, and cash flow in the second and third fiscal quarters.

The historical fluctuation of our operating results is shown in Note 21 to our Consolidated Financial Statements included herein.

Recently Issued Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension” (“SFAS No. 106”). The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. The recognition provisions of the statement are effective for our 2006 year end, and the measurement date requirements are effective for our 2008 year end. The adoption of the recognition and disclosure provisions of SFAS No. 158 had a minimal impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB No. 108 did not have any material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Certain provisions of this statement are effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of this statement will result in a change to our fair value measurements and disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While adoption of this standard will require balance sheet reclassifications of the accruals for uncertain tax positions and a cumulative adjustment for the application of the standard, at the time of this filing the Company is unable to determine the impact of any reclassifications or to determine whether the cumulative adjustment is material.

The Company currently classifies interest income from tax refunds as interest income and interest expense accrued on uncertain tax positions as interest expense. Penalties, if any, accrued on uncertain tax positions are classified as general and administrative expenses. The Company is reviewing this accounting policy as part of its overall implementation of FIN 48. FIN 48 clarifies that changes in facts subsequent to a reporting date do not confirm the existence of a condition that previously existed; rather it alters the judgment about whether an enterprise should continue to recognize the economic benefits of a tax position. For purposes of the December 30, 2006 financial statements, the Company continued its historic policy of considering certain changes in facts subsequent to a reporting date as confirming the existence of a condition that previously existed.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As a result of our financing activities we are exposed to changes in interest rates which may adversely affect our results of operations and financial position.

In December 2004, in anticipation of our debt refinancing, we entered into Treasury Rate Locks (“2004 Locks”) with a notional amount of $125 million and a seven year term. At January 1, 2005, the unrealized marked-to-market gain of the 2004 Locks in the amount of $0.1 million (net of tax) was recorded in interest income in our Consolidated Statement of Operations. These 2004 Locks effectively fixed the underlying treasury rate for the pricing of our 2005 Senior Notes at 4.04% and settled on January 14, 2005, the same day our 2005 Senior Notes were priced. Upon settlement, a $0.5 million loss was incurred which was recorded in interest expense in our Consolidated Statement of Operations. At December 30, 2006 and as of the date of this filing, we did not have any interest rate forwards or option contracts outstanding.

As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payment of all of our outstanding debt, the Company no longer has any material interest rate risk.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currency rates. At December 30, 2006 and as of the date of this filing, we had no outstanding foreign currency forwards or option contracts.

As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payment of all its outstanding debt, the Company no longer has any material exposure to changes in foreign currency rates.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Voyager Learning Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Voyager Learning Company (formerly known as ProQuest Company) (the Company) did not maintain effective internal control over financial reporting as of December 30, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Voyager Learning Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Voyager Learning Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. Material weaknesses in entity-level controls. The Company did not maintain an effective control environment and certain entity-level controls included in the risk assessment, information and communications, and monitoring components of internal control were not designed or operating effectively. The following individual material weaknesses were identified:

a.	Management did not have appropriately designed controls to assess the risk of fraud or the risk of management override in the financial reporting process; and

b.	Management did not have adequate monitoring and information and communication controls at the entity level. Specifically, controls to monitor the design and operating effectiveness of other specific controls presented in the following paragraphs were not operating effectively. Information and communication controls were not properly developed and designed by management to communicate and enforce, as applicable, corporate strategy and objectives, policies and procedures, ethical practices and behavior, authorization policies, training and job responsibilities.

These deficiencies contributed to the development of the other material weaknesses described below.

2. Material weaknesses surrounding adequate financial statement preparation and review procedures. The Company did not maintain adequate policies and procedures to ensure that timely, accurate, and reliable consolidated financial statements were prepared and reviewed. The following individual material weaknesses were identified:

a.	Inadequate review controls over financial statement information, and related presentation and disclosure requirements;

b.	Insufficient review and approval controls to ensure the propriety of certain spreadsheets critical to financial statement preparation;

c.	Insufficient user controls as well as inadequately designed review controls relative to the Company’s financial statement information processed and/or provided by third-party administrators pertaining to the Company’s pension plans, stock option plan, and 401k plan;

d.	Insufficient controls to ensure that key account reconciliations were prepared timely, appropriately reviewed and approved, or properly reconciled to support detail; and

e.	Inadequate review and authorization controls associated with accounts payable disbursements.

3. Inadequate controls over the proper application of accounting principles. The Company did not maintain adequate policies and procedures to account for various complex transactions to ensure that these transactions were accounted for in accordance with U.S. generally accepted accounting principles. The following individual material weaknesses were identified:

a.	Sufficient review and approval controls were not designed to ensure that leases were accurately recorded and disclosed in accordance with U.S. generally accepted accounting principles;

b.	Adequate review and approval controls were not designed to ensure that capitalized costs relating to computer software developed or obtained for internal use were appropriately supported with sufficient and accurate documentation in accordance with U.S. generally accepted accounting principles;

c.	Sufficient review and approval controls were not designed to ensure that revenue transactions and the related cost of these transactions were properly accounted for;

d.	Sufficient review and approval controls were not designed to ensure that the purchase price allocations for certain company acquisitions were properly adjusted to fair value at the time of acquisition;

e.	Adequate reconciliation and review controls were not designed to ensure records regarding fixed and certain other assets were maintained in reasonable detail, allowing management to track physical assets, costs, service dates, depreciation and amortization and the ultimate disposal of these assets, and to properly account for such activity; and

f.	Adequate review and authorization controls were not in place to ensure that allocation and capitalization of costs associated with capital assets were properly recorded.

4. Material weaknesses surrounding appropriate general computing controls to support effective information technology controls over financial data and systems. The Company did not maintain adequate general computing control policies and procedures or employ personnel with sufficient computing control knowledge and experience to limit access to various system and controls. The following individual material weaknesses were identified:

a.	System access controls were not in place for certain information technology applications to appropriately prohibit or limit user access in areas including journal entries, account mapping, master-file maintenance, and overall general user administration; and

b.	Adequate controls over segregation of duties did not exist in the internal software development department.

5. Material weakness surrounding internal control over financial reporting relative to the Company’s accounting for income taxes. Sufficient review and authorization controls were not in place to ensure the income tax provision was properly recorded. Specifically, management did not ensure that timely and effective oversight of the work performed by outside tax advisors in connection with preparing the income tax provision was exercised.

6. Material weakness surrounding internal control over financial reporting relative to the Company’s accounting for revenue related to training and support services. Controls were not designed to ensure timely review and update of estimates of future training and support used in the recognition of revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 30, 2006 and December 31, 2005, and the consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 30, 2006 of Voyager Learning Company and subsidiaries and the related financial statement schedule. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated September 17, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Voyager Learning Company did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Voyager Learning Company has not maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ KPMG LLP

Detroit, Michigan September 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Voyager Learning Company:

We have audited the accompanying consolidated balance sheets of Voyager Learning Company (formerly known as ProQuest Company) (the Company) and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 30, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voyager Learning Company and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Voyager Learning Company’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 17, 2008 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan September 17, 2008

Voyager Learning Company and Subsidiaries

Consolidated Statements of Operations

For the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005

(In thousands, except per share data)	2006	2005	2004
Net sales	$115,051	$90,967	$1,837
Cost of sales	(57,279)	(48,474)	(360)

Gross profit	57,772	42,493	1,477
Research and development expense	(5,198)	(4,127)	—
Selling and administrative expense	(96,698)	(51,498)	(18,107)
Goodwill impairment	(42,496)	—	—

Loss from continuing operations before interest and income taxes	(86,620)	(13,132)	(16,630)
Net interest expense:
Interest income	1,080	430	220
Interest expense	(28,544)	(19,345)	(598)

Net interest expense	(27,464)	(18,915)	(378)

Loss from continuing operations before income taxes	(114,084)	(32,047)	(17,008)
Income tax (expense) benefit	65,032	1,778	(25,097)

Loss from continuing operations	(49,052)	(30,269)	(42,105)
Earnings (loss) from discontinued operations (less applicable income tax expense of $22,164, $12,665, and $4,415, respectively)	46,538	20,019	(151,430)
Gain on sale of discontinued operations (less applicable income tax expense of $59,631, $0, and $2,565, respectively)	354,398	—	13,484

Net earnings (loss)	$351,884	$(10,250)	$(180,051)

Net earnings (loss) per common share:
Basic:
Loss from continuing operations	$(1.65)	$(1.03)	$(1.47)
Earnings (loss) from discontinued operations	1.56	0.68	(5.31)
Gain on sale of discontinued operations	11.89	—	0.47

Basic net earnings (loss) per common share	$11.80	$(0.35)	$(6.31)

Diluted:
Loss from continuing operations	$(1.65)	$(1.03)	$(1.47)
Earnings (loss) from discontinued operations	1.56	0.68	(5.31)
Gain on sale of discontinued operations	11.89	—	0.47

Diluted net earnings (loss) per common share	$11.80	$(0.35)	$(6.31)

Average number of common shares and equivalents outstanding:
Basic	29,816	29,650	28,515
Diluted	29,816	29,650	28,515

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Balance Sheets

As of December 30, 2006 and December 31, 2005

(Dollars and shares in thousands)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$39,902	$30,957
Accounts receivable, net	15,333	12,046
Income tax receivable	9,858	18,867
Inventory	12,601	12,972
Other current assets	72,162	16,995
Assets related to discontinued operations, current	70,712	104,536

Total current assets	220,568	196,373
Property, plant, equipment, and software at cost:
Buildings and improvements	10,590	3,757
Machinery and equipment	5,788	3,505
Software	4,536	2,924

Total property, plant, equipment, and software at cost	20,914	10,186
Accumulated depreciation and amortization	(5,124)	(1,918)

Net property, plant, equipment and software	15,790	8,268

Goodwill, net	210,090	252,618
Acquired curriculum intangibles, net	65,625	81,776
Other intangible assets, net	8,323	10,489
Developed curriculum, net	6,997	5,686
Other assets	18,145	12,654
Assets related to discontinued operations, noncurrent	290,603	349,250

Total assets	$836,141	$917,114

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Balance Sheets

As of December 30, 2006 and December 31, 2005

(Dollars and shares in thousands)	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$59,072	$515,289
Accounts payable	10,056	12,351
Accrued expenses	85,269	28,267
Deferred income	17,705	14,019
Liabilities related to discontinued operations, current	215,264	259,205

Total current liabilities	387,366	829,131

Long-term liabilities:
Long-term debt, less current maturities	1,592	860
Other liabilities	88,341	59,763
Liabilities related to discontinued operations, noncurrent	42,422	75,807

Total long-term liabilities	132,355	136,430

Shareholders’ equity (deficit):
Common stock ($.001 par value, 50,000 shares authorized, 30,565 shares issued and 29,910 shares outstanding at the end of fiscal 2006, and 30,563 shares issued and 29,910 shares outstanding at the end of fiscal 2005)	30	30
Capital surplus	356,655	354,879
Unearned compensation on restricted stock	—	(3,122)
Accumulated deficit	(24,102)	(375,986)
Treasury stock, at cost (655 shares at the end of fiscal 2006 and 653 shares at the end of fiscal 2005)	(16,577)	(16,550)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment, net of tax expense of $2,423 and zero, respectively	26,305	11,697
Pension and postretirement plans, net of tax benefit of $544 and $7,772 respectively	(26,570)	(20,045)
Net unrealized gain on securities, net of tax benefit of $31 and $39, respectively	679	650

Accumulated other comprehensive income (loss)	414	(7,698)

Total shareholders’ equity (deficit)	316,420	(48,447)

Total liabilities and shareholders’ equity	836,141	917,114

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Cash Flows

For the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005

(Dollars in thousands)	2006	2005	2004
Operating activities:
Net earnings (loss)	$351,884	$(10,250)	$(180,051)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Goodwill and long-lived asset impairment	42,496	—	—
Gain on sale of discontinued operations, net of tax	(354,398)	—	(13,484)
Earnings from discontinued operations, net of tax	(46,538)	(20,019)	151,430
Depreciation and amortization	23,865	20,513	663
Amortization of deferred financing costs	9,003	632	389
Stock-based compensation	4,309	1,166	64
Excess tax benefit realized related to stock-based compensation	(92)	—	—
Deferred income taxes	(65,074)	(2,484)	25,064
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,723	(7,686)	(3,853)
Inventory	371	(5,192)	—
Other current assets	280	(711)	2,913
Other assets	(14,970)	1,086	3,084
Accounts payable	(2,295)	7,159	1,950
Accrued expenses	(2,127)	9,091	(3,777)
Deferred income	3,685	8,096	—
Other long-term liabilities	32,445	(9,638)	(4,394)
Other, net	(538)	(294)	108

Net cash used in operating activities of continuing operations	(11,971)	(8,531)	(19,894)

Investing activities:
Expenditures for property, plant, equipment, curriculum development costs, and software	(14,408)	(9,275)	(931)
Acquisitions, net of cash acquired	—	(346,129)	(7,120)
Purchases of equity investments available for sale	(6,664)	(3,684)	(7,825)
Proceeds from sales of equity investments available for sale	11,521	2,135	4,261
Proceeds from (expenditures associated with) sale of discontinued operations, net	501,231	(211)	32,918

Net cash provided by (used in) investing activities of continuing operations	491,680	(357,164)	21,303

Financing activities:
Proceeds from debt	561,059	538,950	180,109
Repayment of debt	(1,015,798)	(178,613)	(217,170)
Principal payments under capital lease obligations	(746)	(267)	—
Debt issuance costs	(8,379)	(2,071)	(395)
Repurchases of common stock	—	—	(3,566)
Proceeds from exercise of stock options, net	589	8,904	6,825
Excess tax benefit realized related to stock-based compensation	92	—	—

Net cash provided by (used in) financing activities of continuing operations	(463,183)	366,903	(34,197)

Effect of exchange rate changes on cash	(7,148)	(662)	(645)

Increase (decrease) in cash and cash equivalents of continuing operations	9,378	546	(33,433)
Net cash provided by (used in) discontinued operations:
Net cash provided by operating activities	67,840	110,927	112,433
Net cash (used in) investing activities	(47,510)	(48,408)	(63,685)
Net cash (used in) financing activities	(20,763)	(36,421)	(14,811)

Net cash provided by (used in) discontinued operations	(433)	26,098	33,937
Increase in cash and cash equivalents	8,945	26,644	504
Cash and cash equivalents, beginning of year	30,957	4,313	3,809

Cash and cash equivalents, end of year	$39,902	$30,957	$4,313

Non-cash financing and investing activities:
Common/Treasury stock issued in connection with acquisitions	$—	$20,362	$—
Acquisition of equipment through capital leases	$1,937	$948	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005

	Common Stock		Capital	Unearned Compensation on Restricted	Notes Receivable for Stock	Accumulated	Accumulated Other Comprehensive
(Dollars and shares in thousands)	Issued	Treasury	Surplus	stock	Purchases	Deficit	Income(Loss)	Total
Balance, at the end of fiscal 2003 (Common stock, 28,929 shares issued; treasury stock, 543 shares)	$28	$(13,415)	$309,355	$—	$(279)	$(185,685)	$6,907	$116,911
Comprehensive income (loss):
Net loss						(180,051)		(180,051)
Foreign currency translation adjustments							6,515	6,515
Pension and postretirement plans (net of tax benefit of $575)							(2,437)	(2,437)
Unrealized gain on securities, net							328	328

Total comprehensive income (loss)								(175,645)
Restricted stock grants, net of cancellations, 11 shares			300	(300)				—
Restricted stock amortization				64				64
Stock repurchase, 139 treasury shares		(3,566)						(3,566)
Serials Solutions Purchase, 105 treasury shares		2,795						2,795
Stock options exercised, net 368 shares	1		6,825					6,826
Stock option swaps/reloads, 46 shares, 38 treasury shares		(990)	892					(98)
Tax benefit from stock options exercised			1,555					1,555
Notes receivable payments					85			85

Balance, at the end of fiscal 2004 (Common stock, 29,354 shares issued; treasury stock, 615 shares)	$29	$(15,176)	$318,927	$(236)	$(194)	$(365,736)	$11,313	$(51,073)
Comprehensive income (loss):
Net loss						(10,250)		(10,250)
Foreign currency translation adjustments							(10,772)	(10,772)
Pension and postretirement plans (net of tax benefit of $3,099)							(8,495)	(8,495)
Unrealized gain on securities, net							256	256

Total comprehensive income (loss)								(29,261)
Restricted stock grant, net of cancellations, 121 shares			4,052	(4,052)				—
Restricted stock amortization				1,166				1,166
Voyager Purchase, 683 shares	1		20,362					20,363
Stock options exercised, net 354 shares			8,904					8,904
Stock option swaps/reloads, 51 shares, 32 treasury shares		(1,148)	1,013					(135)
Tax benefit from stock options exercised			1,621					1,621
Notes receivable settlement, 6 treasury shares		(226)			194			(32)

Balance, at the end of fiscal 2005 (Common stock, 30,563 shares issued; treasury stock, 653 shares)	$30	$(16,550)	$354,879	$(3,122)	$—	$(375,986)	$(7,698)	$(48,447)
Comprehensive income (loss):
Net earnings						351,884		351,884
Foreign currency translation adjustments (net of tax expense of $2,423)							14,608	14,608
Pension and postretirement plans (net of tax expense of $7,228)							(6,332)	(6,332)
Unrealized gain on securities (net of tax benefit of $8)							29	29

Total comprehensive income (loss)								360,189
Adoption of SFAS 158							(193)	(193)
Restricted stock grant, 2 shares			(60)	60				—
Restricted stock amortization, net of cancellations, 29 shares			1,259					1,259
Stock option expense			3,050					3,050
Stock options exercised, net 29 shares			589					589
Reclassification of unearned compensation on restricted stock			(3,062)	3,062				—
Restricted stock utilized to pay taxes		(27)						(27)

Balance, at the end of fiscal 2006 (Common stock, 30,565 shares issued; treasury stock, 655 shares)	$30	$(16,577)	$356,655	$—	$—	$(24,102)	$414	$316,420

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Nature of Operations. Voyager Learning Company and Subsidiaries (collectively the “Company”) is a leading provider of results-driven, in-school reading and math intervention programs, professional development programs regarding the teaching of reading, subscription-based online supplemental reading, math and science programs, and a core reading program for school districts throughout the United States.

Our reading programs include: Voyager Passport, a comprehensive reading intervention system for K-6 fully aligned to federally mandated accountability acts such as the No Child Left Behind Act and Reading First, a federal initiative authorized by amendments to the Elementary and Secondary Education Acts through the No Child Left Behind Act; ; Voyager Universal Literacy System, a K-3 core reading program; Passport Reading Journeys, a middle school reading intervention system for grades 6-9; TimeWarp Plus, a summer school reading intervention program; Voyager Pasaporte, a K-2 reading intervention system in Spanish; Extended Day, a reading intervention program designed to provide additional instruction and practice opportunities for students in grades 1-8; and Learning A-Z, a group of related websites known as ReadingA-Z, RAZ-Kids, Reading-tutors, VocabularyA-Z, and WritingA-Z which provide online supplemental reading, writing and vocabulary lessons and books for students and teachers.

Our math and science programs include Vmath; a math intervention system for grades 3-8 including both printed and online materials and the ExploreLearning website, a subscription-based online library of modular, interactive simulations in math and science called Gizmos for teachers and students in grades 6-12. Additionally, in 2007 Learning A-Z added a new website, ScienceA-Z.com, aimed at the supplemental science market.

VoyagerU is our professional development program for the teaching of reading for teachers, literacy coaches and administrators.

We have also been a leading publisher of solutions for the information content, automotive, and power equipment markets. We have more than 50 years of experience in information, content development and aggregation. Our predecessor company, Bell & Howell Company, was incorporated in Delaware in 1907. In 2001, we changed our name to ProQuest Company. In 2005, we acquired Voyager Expanded Learning (“VEL”). In 2007, we changed our name to Voyager Learning Company.

We had provided products and services to our customers through three business segments. With the sale of ProQuest Business Solutions (“PQBS”) on November 28, 2006 and the sale of ProQuest Information and Learning (“PQIL”) on February 9, 2007 we now provide products and services to our customers through one business segment, Voyager Education (“VED”). Financial information for our continuing operations by geographic area is contained in Note 2.

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

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Voyager Learning Company and its majority owned subsidiaries. All significant intercompany transactions are eliminated.

On January 31, 2005, we completed our acquisition of VEL. On February 25, 2005, we completed the acquisition of ExploreLearning. The results of these acquisitions subsequent to the acquisition dates are included in the results of continuing operations in the Consolidated Financial Statements.

Assets and Liabilities of Businesses Held for Sale. The Company considers businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. We cease to record depreciation and amortization expense associated with assets held for sale at that time.

On November 28, 2006, we sold our PQBS businesses to Snap-on Incorporated. The operating results and the gain on sale of PQBS have been segregated from our continuing operations for all periods presented in our Consolidated Financial Statements and are separately reported as discontinued operations (see Note 5).

In December 2006, we announced the sale of our PQIL businesses to Cambridge Scientific Abstracts, LP. The sale was completed on February 9, 2007. The operating results of PQIL have been segregated from our continuing operations for all periods presented in our Consolidated Financial Statements and are separately reported as discontinued operations (see Note 5).

Fiscal Year. Our fiscal year ends on the Saturday nearest to December 31 each calendar year. References to fiscal year 2006 or fiscal 2006 are for the 52 weeks ended December 30, 2006, references to fiscal year 2005 or fiscal 2005 are for the 52 weeks ended December 31, 2005 and references to fiscal year 2004 or fiscal 2004 are for the 53 weeks ended January 1, 2005.

Revenue Recognition. VED accounts for its revenues under SAB 104, “Revenue Recognition” (“SAB 104”). VED’s revenues are derived from sales of its reading, math and professional development solutions to school districts across the U.S. Sales include printed and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of hardcopy reading and math products is recognized when product is shipped to or received by the customer. Revenue for product support, implementation services, and online subscriptions is recognized over the period services are delivered. The division of revenue between shipped materials, online materials, and ongoing support and services is determined in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). For our professional development courses, which include an internet delivery component, revenue is recognized over the contractual delivery period, typically nine to twelve months. For the online content associated with our curriculum materials, which includes access to online content over some period, revenue is recognized over the subscription period, typically a school year.

ExploreLearning and Learning A-Z derive revenue from sales of online subscriptions to reading, math and science teaching materials. Typically, the subscriptions are for a 12 month period and the revenue is recognized ratably over the period the online access is available to the customer.

The amount of service revenues are less than 5% of total revenues in both fiscal 2006 and 2005.

For our discontinued operations, PQIL’s published products provide users with access to our comprehensive databases, including historical newspapers, Early English Books Online (“EEBO”), e-dissertations, and topic specific products on either a subscription basis that normally covers twelve months, or through a perpetual access license. PQIL follows the guidance under SAB 104 for all subscription products. Revenue from subscription agreements is recognized ratably over the term of the subscription, including any free before or after periods, using the straight-line method. For sales of perpetual access licenses, revenue is recognized over the greater of one year or the applicable period if the perpetual access license is associated with a subscription or data access agreement.

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $1.8 million and $0.6 million at year end 2006 and 2005, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The allowance for sales returns is based on historical rates of return.

Foreign Currency Translation. The financial position and results of operations of each of our foreign subsidiaries which are included in discontinued operations, are measured using the local currency as the functional currency. Revenues and expenses are translated at average exchange rates prevailing during the respective fiscal periods. Assets and liabilities are translated into U.S. dollars using the exchange rates at the end of the respective fiscal periods. Balance sheet translation adjustments arising from differences in exchange rates from period to period are included in the determination of our other comprehensive income (loss) which is reflected as a component of shareholders’ equity.

Net Earnings (Loss) per Common Share. Basic net earnings/ (loss) per common share are computed by dividing net earnings/ (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings/(loss) per common share is computed by dividing net earnings/(loss) by the weighted average number of common shares outstanding during the period, including the potential dilution that could occur if all of our outstanding stock options that are in-the-money were exercised, using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net earnings per common share are shown in the table below for the periods indicated:

(Shares in thousands)	2006	2005	2004
Basic	29,816	29,650	28,515
Dilutive effect of stock options	—	—	—

Diluted	29,816	29,650	28,515

No options or unvested restricted shares were included in the computation of diluted net earnings (loss) per common share for 2006, 2005, and 2004 because a loss from continuing operations occurred and to include them would be anti-dilutive.

Cash and Cash Equivalents. We consider all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheets approximates fair value.

Inventory. Inventory costs include material only. Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or market. Where appropriate, a valuation reserve has been recorded to recognize slow-moving or obsolete inventory.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets’ estimated useful lives using the straight-line method. Estimated lives range from two to five years for office and computer equipment, three to five years for software, five to seven years for furniture and fixtures, and fourteen to eighteen years for buildings and leasehold improvements. Amortization of leasehold improvements is computed based on the shorter of the assets’ estimated useful lives or the lease term. Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred, while betterments and major renewals are capitalized. Any gain or loss resulting from the retirement or sale of an asset is credited or charged to operations.

We recognized depreciation and amortization expense on property and equipment of $2.1 million, $0.9 million and $0.2 million for fiscal 2006, 2005 and 2004, respectively.

Purchased and Developed Software. Purchased and developed software includes the costs to acquire third party software and to develop internal-use software and software developed for sale. The Company follows the guidance in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) for capitalizing software projects. Software development costs including purchased software costs are amortized over the expected economic life of the product, generally three to five years. Amortization of capitalized software costs in fiscal 2006, 2005 and 2004 totaled $1.2 million, $0.6 million, and $0.2 million, respectively. At December 30, 2006 and 2005, unamortized capitalized software was $2.6 million and $2.1 million, respectively, which included software under development of $0.2 million and $0, respectively.

Acquired Curriculum. Acquired curriculum represents curriculum acquired in the acquisitions of VEL and ExploreLearning in 2005 and Learning A-Z in 2004. Acquired curriculum is being amortized using an accelerated method over ten years. Acquired curriculum is presented net of accumulated amortization of $32.8 million and $16.6 million as of fiscal year end 2006 and 2005, respectively. Amortization of acquired curriculum for fiscal 2006, 2005 and 2004 was $16.2 million, $16.4 million and $0.2 million, respectively.

Developed Curriculum. We capitalize certain pre-publication costs of our curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Curriculum development costs are amortized over the expected life of the education program, generally on a straight-line basis over a period of three to five years. We periodically review the recoverability of the capitalized costs based on expected net realizable value. Curriculum development costs are presented net of accumulated amortization of $2.9 million and $0.7 million as of fiscal year end 2006 and 2005, respectively. Amortization of curriculum development costs for fiscal year 2006 and 2005 was $2.2 million and $0.7 million, respectively

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are related to the acquisitions of VEL and ExploreLearning in 2005 and Learning A-Z in 2004. Other intangible assets include trade names/trademarks and customer relationships, which are being amortized on a straight-line basis over estimated lives ranging from five to ten years, and non-compete agreements, which are being amortized on a straight-line basis over their contractual lives ranging from one to five years. Other intangible assets are presented net of accumulated amortization.

Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment based on the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”), whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows. If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether these assets are impaired involves significant judgment based on projections of future performance. In fiscal year 2005 we recognized a long lived asset impairment of $0.6 million which is now included in discontinued operations. For fiscal year 2006, no impairment was indicated.

Deferred Costs. Certain up-front costs associated with completing the sale of the Company’s products are deferred and recognized as the related revenue is recognized.

Shipping and Handling Costs. All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs are included in costs of sales.

Advertising Costs. Samples costs are expensed upon shipment and totaled $0.8 million and $1.1 million in 2006 and 2005, respectively. Other costs of advertising, which include advertising, print, and photography expenses and are expensed as incurred, totaled $0.3 million and $0.2 million in 2006 and 2005, respectively.

Correction of an immaterial error. While preparing the financial statements for 2006, we discovered an error in the amount of expense recognized in 2005 for cost of goods sold related to royalty costs incurred by the PQIL division which was sold in February 2007. The error was immaterial to previously issued 2005 financial statements and is immaterial to 2006 results in light of the fact that the PQIL division has been sold and is now being reported as discontinued operations. We have corrected the 2005 results being presented in the 2006 financial statements. The correction decreased net loss for the year ended December 31, 2005 by $4.2 million, decreased accrued liabilities at year end 2005 $4.2 million, and increased stockholder’s equity by $4.2 million at year end 2005. A summary of the impact of this change on previously filed 2005 results before classifying PQIL as a discontinued operation is as follows:

(In thousands except per share amounts)	2005 as Originally Filed	Error Correction	2005 as Corrected
Earnings (loss) from continuing operations	$(14,493)	$4,243	$(10,250)

Net earnings (loss)	$(14,493)	$4,243	$(10,250)

Net earnings (loss) per common share
Basic and Diluted:
Earnings (loss) from continuing operations	$(0.49)	$0.14	$(0.35)

Net earnings (loss) per common share	$(0.49)	$0.14	$(0.35)

Average number of common shares and equivalents outstanding:
Basic	29,650	29,650	29,650
Diluted	29,650	29,650	29,650

Income Taxes. Provision is made for the expense, or benefit, associated with taxes based on income. The provision for income taxes is based on laws currently enacted in every jurisdiction in which we do business and considers laws mitigating the taxation of the same income by more than one jurisdiction. Significant judgment is required in determining income tax expense, current tax receivables and payables, deferred tax assets and liabilities and valuation allowance recorded against the net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in assessing whether deferred tax assets will be realized in future periods. If, after consideration of these factors, management believes it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance is established.

Stock-Based Compensation. Prior to January 1, 2006, we accounted for our stock option plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”). No stock-based compensation expense was recognized in the income statement related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock grants were valued at the market price on the award dates and recognized as compensation expense over the vesting period.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments to be recognized in the income statement based on their fair values. We adopted this statement using the modified prospective method in which compensation cost is recognized based on the requirements of SFAS No.123R (a) for all share-based payments granted after the effective date and (b) for all awards granted prior to the effective date that remain unvested on the effective date. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the anticipated vesting period.

As a result of adopting SFAS No. 123R, our loss from continuing operations before income taxes was $1.9 million higher than had we continued to account for stock-based employee compensation under APB No. 25. Additionally, $1.2 million in stock compensation expense is included in earnings from discontinued operations in 2006. Basic and diluted net earnings per share for 2006 would have been $11.90 and $11.90, respectively, had we not adopted SFAS No. 123R, compared to reported basic and diluted net earnings per share of $11.80 and $11.80, respectively. Total income tax benefits recognized related to stock based compensation were $0.4 million, zero, and zero for fiscal 2006, 2005, and 2004, respectively. Total income tax benefits realized related to stock based compensation were $0.2 million, $1.6 million, and $1.5 million for fiscal 2006, 2005, and 2004, respectively.

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 for 2005 and 2004.

(Dollars in thousands, except per share data)	2005	2004
Net loss, as reported	$(10,250)	$(180,051)
Add: Stock-based compensation as reported	1,166	64
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,924)	(9,163)

Pro forma net loss	$(17,008)	$(189,150)

Net loss per share:
Basic-as reported	$(0.35)	$(6.31)
Basic-pro forma	$(0.57)	$(6.63)
Diluted-as reported	$(0.35)	$(6.31)
Diluted-pro forma	$(0.57)	$(6.63)

The fair value of each option granted is estimated on the date of grant using either the Black-Scholes option-pricing model or a binomial model.

The assumptions for the Black-Scholes option-pricing model are as follows:

	2006	2005	2004
Expected stock volatility	39.00%	36.71%	38.53%
Risk-free interest rate (weighted average for fiscal year)	5.19%	3.82%	3.04%
Expected years until exercise	3	4	4
Dividend yield	0.00%	0.00%	0.00%

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

On December 31, 2005, 170,500 options granted in 2004 were cancelled due to the departure of one of our senior executives. On November 28, 2006, an additional 260,000 options granted in 2004 were cancelled due to the sale of PQBS and the subsequent termination of certain PQBS employees.

Based on the complexity of the senior executive option plan, we have utilized a binomial model to estimate the fair value of the options granted under that plan, utilizing the following assumptions:

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

Interest Rate Risk. In December 2004, in anticipation of our debt refinancing, we entered into Treasury Rate Locks (“2004 Locks”) with a notional amount of $125 million and a seven year term. At January 1, 2005, the unrealized marked-to-market gain of the 2004 Locks in the amount of $0.1 million (net of tax) was recorded in interest income in our Consolidated Statement of Operations. These 2004 Locks effectively fixed the underlying treasury rate for the pricing of our 2005 Senior Notes at 4.04% and settled on January 14, 2005, the same day our 2005 Senior Notes were priced. Upon settlement, a $0.5 million loss was incurred which was recorded in interest expense in our Consolidated Statement of Operations. At December 30, 2006 and as of the date of this filing, we did not have any interest rate forwards or option contracts outstanding.

Foreign Exchange Risks. A portion of revenue, earnings, and net investment in foreign affiliates is exposed to changes in foreign exchange rates. Substantially all foreign exchange risks are managed through operational means. However, we believe that from time to time some foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts are not designated for hedging treatment under SFAS No. 133, as amended. We did not have any foreign currency forwards or option contracts outstanding at December 30, 2006 or December 31, 2005.

Recently Issued Financial Accounting Standards. In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension” (“SFAS No. 106”). The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. The recognition provisions of the statement are effective for our 2006 year end, and the measurement date requirements are effective for our 2008 year end. The adoption of the recognition and disclosure provisions of SFAS No. 158 had a minimal impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB No. 108 did not have any material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Certain provisions of this statement are effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of this statement will result in a change to our fair value measurements and disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While adoption of this standard will require balance sheet reclassifications of the accruals for uncertain tax positions and a cumulative adjustment for the application of the standard, at the time of this filing the Company is unable to determine the impact of any reclassifications or to determine whether the cumulative adjustment is material.

The Company currently classifies interest income from tax refunds as interest income and interest expense accrued on uncertain tax positions as interest expense. Penalties, if any, accrued on uncertain tax positions are classified as general and administrative expenses. The Company is reviewing this accounting policy as part of its overall implementation of FIN 48. FIN 48 clarifies that changes in facts subsequent to a reporting date do not confirm the existence of a condition that previously existed; rather it alters the judgment about whether an enterprise should continue to recognize the economic benefits of a tax position. For purposes of the December 30, 2006 financial statements, the Company continued its historic policy of considering certain changes in facts subsequent to a reporting date as confirming the existence of a condition that previously existed.

Note 2 - Business Segments

Our operating segments are internally organized primarily by the type of products produced and markets served. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS No 131”), we have aggregated our operating results for continuing operations into one reportable segment, VED, which consists of only domestic operations. (Refer to Note 1, “Significant Accounting Policies”, for a description of segment operations.)

Information concerning our operating business segments for fiscal 2006, 2005, and 2004 for our continuing operations is as follows:

	2006
(Dollars in thousands)	VED	Corporate	Total
Net sales	$115,051	$—	$115,051
Loss from continuing operations before interest and income taxes	$(39,315)	$(47,305)	$(86,620)
Capital expenditures	$5,860	$8,548	$14,408
Depreciation and amortization	$22,777	$1,088	$23,865
Total assets (1)	$322,131	$152,695	$474,826

	2005
(Dollars in thousands)	VED	Corporate	Total
Net sales	$90,967	$—	$90,967
Earnings (loss) from continuing operations before interest and income taxes	$3,964	$(17,096)	$(13,132)
Capital expenditures	$8,685	$590	$9,275
Depreciation and amortization	$20,213	$300	$20,513
Total assets (1)	$383,804	$79,524	$463,328

	2004
	VED	Corporate	Total
Net sales	$1,837	$—	$1,837
Earnings (loss) from continuing operations before interest and income taxes	$548	$(17,178)	$(16,630)
Capital expenditures	$458	$473	$931
Depreciation and amortization	$359	$304	$663
Total assets (1)	$8,320	$32,012	$40,332

(1)	Total assets includes assets from continuing operations only.

Note 3 – Acquisitions

On January 31, 2005, we acquired all the outstanding ownership interest in Voyager Expanded Learning (“VEL”). The results of VEL’s operations subsequent to the acquisition on January 31, 2005 are included in our Consolidated Financial Statements.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as the acquisition date of VEL:

(Dollars in thousands)
At January 31, 2005
Cash	$7,064
Current assets	24,216
Property, plant, and equipment	2,800
Curriculum	97,000
Other assets	172
Intangibles	11,657
Goodwill	244,370

Total assets acquired	387,279
Current liabilities	$5,846
Capital lease obligations	945
Deferred income	5,603
Long-term deferred taxes	3,597
Other long-term liability	623

Total liabilities assumed	16,614
Net assets acquired	$370,665

The total consideration paid for all the issued and outstanding common stock of VEL was approximately $370 million. The consideration included $20.4 million in restricted common stock consisting of approximately 683,000 shares, as well as a $10.7 million working capital adjustment paid in the second quarter of 2005. The number of restricted common stock shares was determined based on the closing price of our common stock on January 31, 2005 as stated in the agreement and plan of merger. The value of the restricted common stock shares was determined using the average of the closing price over a reasonable period of time before and after the terms of the acquisition were agreed to and announced on December 14, 2004. We also agreed to pay up to an additional $20 million in the aggregate to the shareholders of VEL based upon VEL’s revenue performance during the period from April 1, 2005 through March 31, 2006. The revenue performance targets were not achieved; therefore, no additional consideration was paid. None of the goodwill associated with the acquisition of VEL is deductible for tax purposes.

We financed our acquisition through the issuance of $175 million in senior notes and a new revolving line of credit with a capacity of $275 million (see Note 11). The senior notes were issued at a fixed rate of 5.38% with maturity dates in January 2015. Our previous revolving credit agreement was replaced with the 2005 Revolving Credit Agreement, a new variable interest rate facility with capacity of $275 million and a maturity date in January 2010.

On February 25, 2005, we completed the acquisition of ExploreLearning for an aggregate cash consideration of $2.9 million and the assumption of certain liabilities. The goodwill associated with this additional acquisition totaled $2.7 million, of which $0.9 million is deductible for tax purposes.

On April 23, 2004, we completed the acquisition of Learning A-Z (formerly Reading A-Z), for aggregate cash consideration of $6.0 million and the assumption of certain liabilities. The goodwill associated with this acquisition totaled $5.5 million. None of the goodwill acquired as part of the Learning A-Z acquisition is deductible for tax purposes.

Note 4 - Income Taxes

Earnings from continuing operations before income taxes in fiscal year 2006, 2005, and 2004 were all attributable to the United States.

Total income taxes for the fiscal years 2006, 2005 and 2004 were allocated as follows:

(Dollars in thousands)	2006	2005	2004
Income from continuing operations	$(65,032)	$(1,778)	$25,097
Income from discontinued operations	22,164	12,665	4,415
Gain on sale of discontinued operations	59,631	—	2,565
Stockholder’s Equity, for stock compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	(1,621)	(1,555)
Stockholder’s equity, for minimum pension liability and post-retirement liabilities	7,228	(3,099)	(575)
Stockholder’s equity, for net unrealizable gain on marketable securities	(8)	—	—
Stockholder’s Equity, for currency translation adjustment on unremitted foreign earnings	2,423
Goodwill	(54)	—	—
Long-lived intangibles	(413)	(324)	(283)

	$25,939	$5,843	$29,664

Income tax expense attributable to income from continuing operations in fiscal 2006, 2005, and 2004 included the following:

(Dollars in thousands)	2006	2005	2004
Current income tax expense (benefit):
United States federal	$—	$—	$—
State and local	42	706	33

Current income tax expense (benefit)	42	706	33

Deferred income tax expense (benefit):
United States federal	(63,230)	(1,435)	25,064
State and local	(1,844)	(1,049)	—

Deferred income tax expense (benefit)	(65,074)	(2,484)	25,064

Income tax expense (benefit)	$(65,032)	$(1,778)	$25,097

The significant components of deferred income tax expense attributable to income from continuing operations were as follow:

(Dollars in thousands)	2006	2005	2004
Deferred income tax expense (benefit), exclusive of components listed below:	$(46,798)	$246	$—
Benefits of operating losses created by continuing operations and utilized to offset income from discontinued operations	(18,276)	(2,730)	—
Adjustments of the beginning of the year balance of a valuation allowance because of a change in circumstances that cause a change in judgment about the realizability of the related deferred tax assets in future years	—	—	25,064

Deferred income tax expense (benefit)	$(65,074)	$(2,484)	$25,064

Reconciliation of income tax expense from continuing operations and the amount that would result from applying the domestic federal statutory tax rate of 35% were as follows:

(Dollars in thousands)	2006	2005	2004
Amount at federal statutory income tax rate of 35%	$(39,930)	$(11,216)	$(5,953)
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	(1,802)	(343)	33
Change of intent for investment basis difference	(38,488)	—	—
Non-deductible goodwill	14,874	—	—
Changes in valuation allowance	—	9,635	31,652
Other	314	146	(635)

Income tax expense (benefit)	$(65,032)	$(1,778)	$25,097

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The tax effects of each type of temporary difference and carryforwards (for both continuing and discontinued operations) that gives rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2006 and 2005 were as follows:

(Dollars in thousands)	2006	2005
Deferred tax assets are attributable to:
Deferred intercompany transactions	$47,233	$—
Investment basis difference in domestic subsidiary	39,473	—
Net operating loss carryforwards	16,422	20,574
Deferred compensation and pension benefits	14,173	24,743
Goodwill	14,032	25,274
Tax credit carryforwards	10,025	15,240
Net capital loss carryforwards	3,255	38,273
Other	19,242	22,413

Total gross deferred tax assets	163,855	146,517
Valuation allowance	(38,718)	(97,245)

Net deferred tax assets	125,137	49,272
Deferred tax liabilities are attributable to:
Curriculum costs	(21,977)	(27,042)
Investment basis differences in foreign subsidiaries	(18,166)	—
Property, plant, and equipment	(14,797)	(7,462)
Intangibles	(6,833)	(4,286)
State taxes	(1,539)	(3,067)

Total gross deferred tax liabilities	(63,312)	(41,857)

Net deferred tax asset	$61,825	$7,415

The net deferred tax asset is classified as follows:

(Dollars in thousands)	2006	2005
Short-term deferred tax asset	$63,763	$4,044
Long-term deferred tax asset	1,016	9,872
Long-term deferred tax liability	(2,954)	(6,501)

Net deferred tax asset	$61,825	$7,415

The net decrease in the valuation allowance in 2005 was $20.6 million. The valuation allowance decreased by $36.1 million during 2005 primarily as a result of deferred tax liabilities, primarily attributable to curriculum costs, recognized in the purchase price allocation for the Voyager acquisition. The majority of the remaining increase to the valuation allowance in 2005 is attributable to management’s assessment that it was not more likely than not that the Company would realize tax benefits on its deferred tax assets generated in the United States during 2005. There also were some valuation allowance changes for foreign net operating losses generated and realized in 2005. As of December 31, 2005, the amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets is $4.7 million.

The net decrease in the valuation allowance in 2006 was $58.5 million. The valuation allowance decreased during 2006 primarily as a result of utilization of valuation allowances established on capital loss carryforwards, tax credits and net operating loss carryforwards. As of December 30, 2006, the amount of worldwide valuation allowance that existed was $38.7 million. The net U.S. domestic deferred tax assets and liabilities before valuation allowance was approximately $94.7 million. The amount of valuation allowance attributable to the U.S. Federal and state jurisdictions was $33.7 million. As of December 30, 2006, the amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets is $2.7 million.

During 2006, the Company recognized a deferred tax asset of $39.5 million for outside basis difference of its domestic subsidiary - PQIL - because the temporary difference is expected to reverse in the first quarter of 2007 when the PQIL sale transaction to CSA is anticipated to close. The tax benefit recognized for the PQIL outside basis difference was allocated to discontinued operations. The Company also recognized a deferred tax liability of $18.2 million on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries. The tax expense for the foreign investment difference was also allocated to discontinued operations.

Prior to the impending PQIL sale to CSA, PQIL transferred its investment in VEL and assets of Learning A-Z and ExploreLearning within the group. As of December 30, 2006, the Company recognized a $47.2 million deferred tax asset on the intercompany transactions. After consideration of a valuation allowance, a net Federal benefit of $38.5 million was recognized in continuing operations during the year for the change in intent about the expected manner of recovery of the investment in VEL.

At December 30, 2006, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

(Dollars in thousands)	Amount as of year ended 2006	Expire or start expiring at the end of:
Net Operating and Capital Loss Carryforwards (Gross)
U.S. net operating loss - limited to annual amount below	$31,117	2020 - 2021
Foreign capital loss carryforwards	10,849	Carryforward indefinitely
Foreign net operating loss	5,422	Carryforward indefinitely
The full amount of the U.S. net operating losses above are subject to the following annual limitations due to change in control restrictions:
2003 BigChalk acquisition	2,181
State Net Operating Loss Carryforward (tax-affected)
Expiring between 2007 - 2011	2,004
Expiring between 2012 - 2026	3,714
Tax Credits
Foreign tax credit	10,025	2011 - 2016

Income taxes paid (refunded), net of refunds, for fiscal years 2006, 2005, and 2004 were $0.3 million, $14.5 million, and ($0.9) million, respectively.

The Company is currently under examination by the IRS for 2003, 2004, 2005, and 2006. These years under examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company has established a liability for those matters where it is not probable that the position will be sustained. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

At December 31, 2005, the U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or sale or liquidation of the subsidiary. The amount of such temporary difference totaled $32.5 million at December 31, 2005. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference was not practicable as of December 31, 2005. As of December 30, 2006, the Company is no longer permanently reinvested and has recognized the associated deferred tax liability on the excess of the amount of financial reporting over tax basis of the investments in foreign subsidiaries.

Note 5 - Discontinued Operations

In 2006, the Company determined to sell PQBS and PQIL to raise capital to repay its outstanding debt. The Board authorized the plan of sale and investment bankers were retained to assist the Company in the sales. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. In December 2006, we announced the sale of PQIL including all remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. This sale closed on February 9, 2007 and we used a portion of the proceeds from that sale to pay down all remaining debt.

The operating results of sold or to be sold businesses have been segregated from our continuing operations. The Consolidated Statements of Operations separately reflect the gain on sale of PQBS and the earnings of PQBS and PQIL as discontinued operations. Interest expense of $18.3 million, $9.8 million and $10.3 million for 2006, 2005 and 2004 respectively, was allocated to discontinued operations based on the ratio of net assets sold or being sold to total net assets of the consolidated company.

Total assets related to discontinued operations by business segment at fiscal year ended December 30, 2006 and fiscal year ended December 31, 2005 were as follows:

	Fiscal Years Ended
(Dollars in thousands)	December 30, 2006	December 31, 2005
Assets related to discontinued operations by business segment:
ProQuest Information and Learning businesses	$361,315	$339,602
ProQuest Business Solutions businesses	—	114,184

Total assets related to discontinued operations	$361,315	$453,786

The major classes of assets and liabilities related to discontinued operations at fiscal year ended December 30, 2006 and fiscal year ended December 31, 2005 included in our Consolidated Balance Sheets were as follows:

	Fiscal Years Ended
(Dollars in thousands)	December 30, 2006	December 31, 2005
Assets related to discontinued operations:
Accounts receivable, net	$46,456	$76,535
Inventory	—	2,273
Other current assets	24,256	25,728

Total current assets related to discontinued operations	70,712	104,536
Property, plant, equipment, and software, net	206,171	196,870
Investment in affiliate	—	2,131
Long-term receivables	3,173	12,924
Goodwill, net	68,398	111,865
Other intangible assets, net	6,946	12,275
Other assets	5,915	13,185

Total assets related to discontinued operations	$361,315	$453,786

Liabilities related to discontinued operations:
Current maturities of long-term debt	$5,945	$7,419
Accounts payable	51,284	70,497
Accrued expenses	11,629	22,266
Current portion of monetized future billings	—	17,058
Deferred income	146,406	141,965

Total current liabilities related to discontinued operations	215,264	259,205
Monetized future billings, less current portion	—	18,533
Long-term debt, less current maturities	5,019	10,457
Other liabilities	37,403	46,817

Total liabilities related to discontinued operations	$257,686	$335,012

Results from discontinued operations are shown in the tables below for the fiscal years indicated:

	Fiscal Years Ended
(Dollars in thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Net sales by business segment:
ProQuest Information and Learning	$259,103	$271,461	$266,122
ProQuest Business Solutions	172,813	183,485	171,685

Net sales from discontinued operations	431,916	454,946	437,807

Earnings (loss) before interest and income taxes:
ProQuest Information and Learning	37,591	(4,354)	(185,184)
ProQuest Business Solutions	51,533	51,140	54,904

Earnings (loss) from discontinued operations before interest and income taxes	89,124	46,786	(130,280)

Interest expense, net	(20,422)	(14,102)	(16,735)
Income tax expense	(22,164)	(12,665)	(4,415)

Earnings (loss) from discontinued operations, net of taxes	$46,538	$20,019	$(151,430)

The loss from discontinued operations before interest and income taxes for the fiscal year ended January 1, 2005 includes a goodwill impairment charge of $180.5 million.

The gain on sale in fiscal years 2006 and 2004 resulting from the sale of discontinued operations was derived as follows:

(Dollars in thousands)	2006	2004 (2)
Sale price	$513,986	$35,900
Net assets, related liabilities, and selling costs (1)	(99,957)	(19,851)

Gain on sale	414,029	16,049
Income tax expense	(59,631)	(2,565)

Gain on sale of discontinued operations, net of tax	$354,398	$13,484

(1)	Net assets sold in 2006 includes $ 52.2 million of goodwill.

(2)	In June 2004 we sold our DMS business, which was a component of PQBS.

The sale of PQBS generated significant taxable income that enabled the Company to realize capital loss carryforwards and other tax attributes in 2006 for which the Company had previously established valuation allowances. Therefore, the actual tax expense of $59.6 million was significantly less than the expected income tax based on statutory tax rates because of the release of the valuation allowance on these tax attributes.

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended December 30, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)
Balance as of January 1, 2005 (1)	$5,526
Goodwill acquired in fiscal 2005 (2)	247,092

Balance as of December 31, 2005	$252,618
Goodwill acquired in fiscal 2006 (2)	(32)
Goodwill impairment	(42,496)

Balance as of December 30, 2006	$210,090

(1)	January 1, 2005 goodwill balance for Learning A-Z was included in the PQIL segment in prior filings.

(2)	Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior year acquisitions.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed during the fourth fiscal quarter. No impairment was indicated in 2005. In 2006, the first step of impairment testing showed that the book value of the VED reporting unit exceeded its fair value; therefore, a second step of testing was required under SFAS No. 142. The second step requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. This allocation was determined using the income approach based on the forecasted operating results. As a result of the second step of our 2006 impairment test, the goodwill balance for the VED reporting unit as of the measurement date was determined to be partially impaired. An impairment charge of $42.5 million related to the VED segment was recorded in 2006.

In conducting our annual goodwill impairment testing, the company compared the book value of goodwill attributed to VED with the estimated fair market value of VED using revenue and EBITDA multiples of publicly traded comparable companies. These estimates of fair market are dependent on multiple assumptions and inputs including; market prices of securities in general, prevailing interest rates, industry fundamentals including the state of educational funding, and the actual performance and future projections of the company. As of year end 2006, the estimated fair market value of VED was estimated to have fallen below the book value as a result of multiple factors including; a more competitive environment, the need to invest in redesigning older products and to introduce new products, the need to improve customer retention, sales declines in certain key products, the loss of several significant customers, and lower actual performance and future projections than were made at the time of acquisition of Voyager.

As of December 30, 2006 and December 31, 2005 our intangible assets and related accumulated amortization consisted of the following:

	Balance as of December 30, 2006
(Dollars in thousands)	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(32,785)	$65,625
Developed curriculum	9,892	(2,895)	6,997
Customer relationships	5,130	(1,068)	4,062
Trademark	3,860	(812)	3,048
Non-compete agreements	3,517	(2,304)	1,213

Total intangibles, net	$120,809	$(39,864)	$80,945

	Balance as of December 31, 2005
	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(16,634)	$81,776
Developed curriculum	6,356	(670)	5,686
Customer relationships	5,130	(524)	4,606
Trademark	3,860	(403)	3,457
Non-compete agreements	3,517	(1,091)	2,426

Total intangibles, net	$117,273	$(19,322)	$97,951

We recorded $20.5 million, $19.0 million, and $0.3 million of intangible amortization expense during 2006, 2005, and 2004, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years and thereafter is as follows: 2007 – $19.1 million; 2008 - $16.1 million; 2009 - $12.7 million; 2010 - $10.3 million; 2011 - $8.2 million; thereafter - $14.5 million.

There were no intangibles acquired in 2006. During 2005, we acquired the following intangible assets:

(Dollars in thousands)	Acquired Intangibles	Weighted Average Amortization Period
2005
Acquired curriculum	$97,250	10 years
Customer relationships	4,970	9.8 years
Trademark	3,700	9.9 years
Non-compete agreement	3,297	3.2 years

Total acquired identifiable intangibles	$109,217	9.8 years

Note 7 – Other Current Assets

Other current assets at the end of fiscal 2006 and 2005 consist of the following:

(Dollars in thousands)	2006	2005
Short-term deferred tax asset	$63,763	$4,044
Prepaid commissions	654	—
Available for sale securities	4,677	8,948
Maintenance agreements	740	943
Other	2,328	3,060

Total	$72,162	$16,995

Our available-for-sale securities represent assets, invested in equity and fixed income securities, held in a rabbi trust, related to an executive deferred compensation plan.

Note 8 – Other Assets

Other assets at the end of fiscal 2006 and 2005 consist of the following:

(Dollars in thousands)	2006	2005
Long-term deferred tax asset	$1,016	$9,872
Deferred financing costs, net	1,984	2,613
Insurance receivable	15,000	—
Other	145	169

Total	$18,145	$12,654

Note 9 – Accrued Expenses

Accrued expenses at the end of fiscal 2006 and 2005 consist of the following:

(Dollars in thousands)	2006	2005
Salaries, wages and bonuses	$5,990	$3,642
Current portion of deferred compensation	4,084	2,256
Current portion of pension benefits	1,872	1,960
Profit sharing	2,719	2,901
Accrued income taxes	58,009	3,898
Accrued interest	379	6,646
Other	12,216	6,964

Total	$85,269	$28,267

Note 10 – Other Liabilities

Other liabilities at the end of fiscal 2006 and 2005 consist of the following:

(Dollars in thousands)	2006	2005
Pension benefits	$20,853	$21,524
Long-term deferred tax liability	2,954	6,501
Long-term income tax payable	23,600	7,523
Legal contingency accrual	20,000	—
Deferred compensation	11,592	19,846
Post-retirement medical benefits	137	444
Other	9,205	3,925

Total	$88,341	$59,763

Note 11 - Debt and Lines of Credit

Debt at the end of fiscal 2006 and 2005 consist of the following:

(Dollars in thousands)	2006	2005
Long-term debt:
2002 Senior notes due 10/01/12	$16,605	$150,000
2005 Senior notes due 01/31/15	19,373	175,000
2005 Revolving credit agreement	22,247	189,900
Capital lease obligations	2,433	1,241
Termination costs	6	8

Long-term debt	60,664	516,149
Less: current maturities	(59,072)	(515,289)

Long-term debt, less current maturities	$1,592	$860

The weighted average interest rate on our borrowings at the end of fiscal 2006 and 2005 was 7.86% and 5.68%, respectively.

2002 Senior Notes

On January 31, 2005, we entered into a First Amendment to the 2002 Note Purchase Agreement dated as of October 1, 2002 (the “2002 Note Purchase Agreement”), under and pursuant to which we originally issued and sold our 5.45% senior notes (the “2002 Senior Notes”) due October 1, 2012, in an aggregate principal amount of $150 million. No principal payments were due until October 1, 2006. The notes will amortize in seven equal annual payments of $21.4 million, beginning October 1, 2006 and ending on October 1, 2012. The interest rate on these senior notes is fixed at 5.45% and is payable semi-annually. The first amendment, among other things, amended the financial covenants under the 2002 Note Purchase Agreement to give effect to the acquisition of Voyager Expanded Learning. Specifically, the consolidated adjusted net worth covenant and the consolidated debt covenants were adjusted to be consistent with the terms of the 2005 Note Purchase Agreement. The Waiver Agreement (defined below) modified the interest rate as of May 2, 2006 to give the holders of the 2002 Senior Notes the option of a fixed interest rate of 7.87%, interest at LIBOR plus 2.5% or the interest at the Base Rate (defined below) plus 1.0% and changed other provisions as described below.

2005 Senior Notes

The 2005 Note Purchase Agreement dated as of January 31, 2005 (the “2005 Note Purchase Agreement”) provided for, among other things, the issuance and sale of the Company’s 5.38% Senior Notes due January 31, 2015, in the aggregate principal amount of $175 million (the “2005 Senior Notes”). No principal payments are due until January 31, 2010. We are required to make six equal annual principal payments of $29.1 million on the 2005 Senior Notes commencing on January 31, 2010. The applicable annual interest on the 2005 Notes is fixed at 5.38% and will be payable semi-annually in arrears calculated on the basis of a 360-day year of twelve 30-day months. The Waiver Agreement (defined below) modified the interest rate as of May 2, 2006 to give the holders of the 2005 Senior Notes the option of a fixed interest rate of 7.87%, interest at LIBOR plus 2.5% or interest at the Base Rate plus 1.0% and changed other provisions as described below.

2005 Revolving Credit Agreement

On January 31, 2005, we replaced our previous revolving credit agreement with a new variable interest rate facility (the “2005 Revolving Credit Agreement”). The 2005 Revolving Credit Agreement is a five-year, unsecured revolving credit facility in an amount up to $275 million, with a sub-facility for letters of credit (in an amount not to exceed $20 million) and a sub-facility for swingline loans (in an amount not to exceed $15 million). The final maturity date of the 2005 Revolving Credit Agreement is January 31, 2010 with no principal payments due until that date. Borrowings and letters of credit under the 2005 Revolving Credit Agreement originally bore interest, at our option, at either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.75% to 1.75% or 0.0% to 0.25% over an alternative base rate. The alternative base rate is the greater of the LaSalle Bank Midwest National Association prime rate or the Federal Funds rate plus 0.50% (“Base Rate”). The Waiver Agreement (defined below) modified the interest rate as of May 2, 2006 to give the lenders the option of LIBOR plus 2.5% or the Base Rate plus 1.0%. The interest rate in effect as of December 30, 2006 was LIBOR + 2.5%, which was 7.85% on $22.2 million outstanding at December 30, 2006.

A portion of our availability under the 2005 Revolving Credit Agreement has been utilized to issue letters of credit to support our insurance coverage, leases and certain customer contracts. At December 30, 2006, the total of the face amounts of the outstanding letters of credit was $0.7 million. The letters of credit renew either annually or automatically with the face amount adjusted.

The 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement and the 2005 Revolving Credit Agreement are collectively referred to as the “Credit Agreements”.

On February 9, 2006, we announced the restatement of our historical financial statements. The restatement resulted in failure to comply with the covenants set forth in the Credit Agreements. The events of default included, but were not limited to, failure to deliver the annual audited financial statements for the 2005 fiscal year and related compliance certificate within the required period, failure to comply with the rules and regulations of the SEC, failure to notify the bank agent or any bank lender of any event of default, material misrepresentations, and failure to make the payment of interest on a portion of the existing bank advances and on the existing 2002 Senior Notes.

On May 2, 2006, the Company entered into a Waiver and Omnibus Amendment Agreement (the “Waiver Agreement”) by and among the Company, each of the other lenders party thereto (the “Lenders”) and LaSalle Bank Midwest National Association, as collateral agent. This Waiver Agreement was effective until November 30, 2006, and was subject to the Company’s ongoing compliance with certain additional covenants. Under the terms of the Waiver Agreement:

•

the Lenders agreed not to exercise remedies available to them resulting from the Company’s defaults under its Credit Agreements and to temporarily waive the specified existing and continuing defaults during the period commencing on the date of default and expiring on November 30, 2006 unless the date was extended to January 31, 2007 if the Company achieved certain pre-determined milestones,

•	the Credit Agreements were amended to provide that the covenants, events of default and other provisions were substantially the same among those agreements,

•	the Credit Agreements were amended to provide that the financial covenants contained in the Credit Agreements were replaced by monthly EBITDA and capital expenditures covenants,

•	the swingline facility contained in the 2005 Revolving Credit Agreement’s was cancelled,

•	the existing amounts outstanding under the 2005 Revolving Credit Agreement which were repaid as of the effective date of the Waiver Agreement could not be re-borrowed,

•	the revolving commitment under the 2005 Revolving Credit Agreement was capped at $32.8 million,

•

a new superpriority credit facility was established in an amount up to $56 million in the aggregate, so long as the Company was in compliance with the underlying terms and conditions of the Waiver Agreement,

•

the Company was required to grant a security interest in substantially all its assets and to provide guarantees from all its domestic subsidiaries with respect to the Credit Agreements and the superpriority credit facility

•

borrowings under the superpriority credit facility would be at either LIBOR plus 3.5% or the Base Rate plus 2.0% which was on average approximately 175 basis points higher than under the then existing Credit Agreements, and

•

the Company would pay various fees, including a waiver fee applicable to the 2002 Senior Notes, the 2005 Senior Notes, and the existing 2005 Revolving Credit Agreement of 25 basis points ($1.3 million), and a 100 basis point origination fee ($0.6 million) on the superpriority credit facility.

In October 2006, in order to sell PQBS to Snap-on Incorporated, the Company entered into a Waiver Agreement which extended the waiver period from November 30, 2006 to March 15, 2007. In addition the amendment modified the superpriority credit facility allowing the company to borrow up to $15.0 million beginning January 1, 2007, increasing to $20.3 million on February 1, 2007, and decreasing to zero on March 15, 2007.

On November 28, 2006, the Company sold PQBS to Snap-on Incorporated. The aggregate consideration received by the Company was $514 million including the assumption by Snap-on of approximately $19 million of debt. Upon completing the sale of PQBS on November 28, 2006, the Company used the proceeds from the sale, along with certain other funds from the Company, to repay $475.8 million, representing 89% of its outstanding debt.

As of December 30, 2006, debt was $58.2 million excluding capital leases. The interest rate in effect under the amended 2005 Revolving Credit Agreement was LIBOR + 2.5%, which was 7.85% on $22.2 million of debt outstanding. The company did not have the ability to borrow any additional amounts under the 2005 Revolving Credit Agreement as of December 30, 2006. The interest rate on Senior Notes was a fixed interest rate of 7.87% on $28.1 million of debt outstanding and a variable rate of LIBOR + 2.5%, which was 7.85% on $7.9 million outstanding at December 30, 2006.

Subsequent Events

Upon closing on the sale of PQIL on February 9, 2007, we paid our remaining balances owed to our bank lenders and noteholders and were released from all obligations under the Credit Agreements.

Capital Lease Obligations

Voyager Learning Company leases certain facilities and equipment for selling and administrative purposes under capital lease agreements with original lease terms up to 5 years. These capital leases expire no later than 2011.

With the acquisition of Voyager Expanded Learning, we acquired additional property under capital leases. These acquired capital leases, together with additional capital leases which commenced in 2005, expire no later than 2010.

For the five years subsequent to 2006, annual maturities of long-term capital lease obligations are; 2007 - $0.8 million; 2008 - $0.8 million; 2009 - $0.5 million; 2010 - $0.2 million and 2011 - $0.1 million.

See Note 13 for further description of our capital lease obligations.

Cash paid for interest on Company debt, lines of credit and capital leases for continuing and discontinued operations in fiscal 2006, 2005, and 2004 was $43.9 million, $25.2 million, and $12.3 million, respectively.

Note 12 – Fair Value of Financial Instruments

Our financial instruments include cash equivalents, investments available-for-sale, accounts receivable, accounts payable and long-term debt.

The book value of cash equivalents and investments available-for-sale reflect fair market value because these investments are recorded based on quoted market prices as of the end of the reporting period. We believe the book value of accounts receivable and accounts payable approximates fair value due to their short-term nature.

The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to us for debt with the same or similar maturities and terms. At December 30, 2006 and December 31, 2005 long-term debt was recorded at $60.7 million and $516.1 million, respectively. At December 30, 2006 and December 31, 2005, $22.2 million and $189.9 million of the long-term debt was borrowed under our revolving credit agreements.

Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 30, 2006 and December 31, 2005:

	December 30, 2006		December 31, 2005
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
2002 Senior Notes due on 10/01/12	$16,605	$16,605	$150,000	$148,185
2005 Senior Notes due on 01/31/15	19,373	19,373	175,000	170,310

At December 30, 2006, the 2002 Senior Notes and the 2005 Senior Notes were assumed to approximate fair value as they bore variable interest at rates comparable to current market rates for similar debt instruments.

Note 13 - Leases

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

The gross value of leased capital assets was $3.4 million and $1.5 million at December 30, 2006 and December 31, 2005, respectively, which are included as Machinery and Equipment on the Consolidated Balance Sheet. The accumulated amortization of leased capital assets was $0.8 million and $0.2 million at December 30, 2006 and December 31, 2005, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation expense.

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Total rental expense for fiscal 2006, 2005, and 2004 was $2.2 million, $1.6 million, and $0.1 million, respectively.

Future minimum capital lease, lease termination, and operating lease payments under long-term non-cancelable leases, and the related present value of capital lease payments at December 30, 2006 were as follows (in millions):

(Dollars in thousands)	Capital Leases	Termination Costs	Operating Leases
2007	$1,082	$2	$4,770
2008	919	3	4,525
2009	552	1	4,493
2010	266	—	4,319
2011	84	—	3,411
Subsequent to 2011	—	—	35,281

Total minimum lease payments	2,903	6	56,799
Less: Maintenance	—	—	(47)
Less: Amount representing interest	(470)	—	—

Present value of net minimum lease payments	2,433	6	56,752
Sub-lease income	—	—	—

Net lease commitments	$2,433	$6	$56,752

Less: current portion	—

Obligations under capital leases, less current portion	$2,433

See Note 21 for information on the lease termination subsequent to fiscal year 2006.

Note 14 - Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Eligible employees of our domestic and Canadian operations who elect to do so can participate in our defined contribution profit-sharing retirement plans. The amounts charged to earnings for fiscal 2006, 2005 and 2004 related to these plans were $3.0 million, $3.2 million, and $2.0 million, respectively.

We also have defined benefit pension plans covering certain domestic employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. We use a measurement date of December 31 for substantially all of our pension and postretirement benefit plans.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires reporting of the funded status of defined benefit postretirement plans as an asset or liability in the statement of financial position, recognizing changes in the funded status due to gains or losses, prior service costs, and net transition assets or obligations in other comprehensive income in the year the changes occur (all gains or losses, prior service costs or credits, and transition assets or obligations are recorded in other comprehensive income until recognized as a component of net periodic benefit cost), adjusting other comprehensive income when the gains or losses, prior service costs, and net transition assets or obligations are recognized as components of net period benefit cost through amortization, and measuring the funded status of a plan as of the date of the statement of financial position, with limited exceptions. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We adopted SFAS No. 158 effective December 30, 2006, with minimal impact to our financial statements.

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

The net cost of pension and other postretirement benefit plans for fiscal 2006, 2005, and 2004 were as follows:

	U.S. Plans Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2006	2005	2004	2006	2005	2004
Service cost	$—	$—	$268	$—	$9	$83
Interest cost	1,227	1,271	1,288	11	30	109
Amortization of negative prior service cost	—	—	—	—	(1,500)	—
Recognized net actuarial loss/(gain)	138	84	—	(107)	(60)	(1)

Net pension and other postretirement benefit cost (income)	$1,365	$1,355	$1,556	$(96)	$(1,521)	$191

Obligation and Funded Status

The funded status of pension and other postretirement benefit plans at the end of fiscal 2006 and 2005 were as follows:

	U.S Plans Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning of year	$23,256	$24,501	$313	$1,148
Service cost	—	—	—	9
Interest cost	1,227	1,271	11	30
Participant contributions	—	—	—	—
Exchange rate movements	—	—	—	—
Plan amendments	—	—	—	(563)
Actuarial (gain)/loss	(12)	1,348	(132)	(250)
Benefits paid	(1,902)	(1,904)	2	(61)

Benefit obligation, end of year	$22,569	$25,216	$194	$313

Change in Plan Assets
Fair value, beginning of year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Participant contributions	—	—	—	—
Exchange rate movements	—	—	—	—
Company contributions	1,902	1,904	(2)	61
Benefits paid	(1,902)	(1,904)	2	(61)

Fair value, end of year	$—	$—	$—	$—

Funded/(unfunded) status	$(22,569)	$(23,256)	$(194)	$(313)
Unrecognized net actuarial (gain)/loss	—	4,286	—	(281)

Accrued benefit cost	$(22,569)	$(18,970)	$(194)	$(594)

Amounts Recognized in the Consolidated Balance Sheets
Current assets	$—	$—	$—	$—
Current accrued benefit liability	(1,872)	(1,960)	(57)	—
Non-current accrued benefit liability	(20,697)	(18,970)	(137)	(594)
Minimum pension liability	—	(4,286)	—	—

Net amount recognized	$(22,569)	$(25,216)	$(194)	$(594)

At December 30, 2006, we had a net actuarial loss (gain) of $4.1 million, and ($0.3 million), for our U.S pension and other postretirement benefits, respectively. These amounts are included in Accumulated Other Comprehensive Income (loss) on our Consolidated Balance Sheets. Of these amounts, we expect $0.1 million and ($0.1 million) to be recognized as a component of net pension and other postretirement benefit cost (income) during 2007.

Weighted Average Assumptions as of End of Year

	U.S Plans Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.50%	5.50%	5.00%	4.75%

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. We also utilize an interest rate yield curve for instruments with maturities corresponding to our benefit obligations.

Additional Information

For our pension plans, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2006 and 2005 were as follows:

	U.S. Plans
(Dollars in thousands)	2006	2005
Projected benefit obligation	$22,569	$23,256
Accumulated benefit obligation	$22,569	$23,256

Assumed Health Care Cost Trend Rates

	2006	2005
Health care cost trend rate assumed for next year	9.50%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2014	2011

Assumed future health care cost trend rates have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have the following effects:

(Dollars in thousands)
1% Increase
Benefit obligation, end of fiscal 2006	$6
Net postretirement benefit cost for fiscal 2006	$—

1% Decrease
Benefit obligation, end of fiscal 2006	$(6)
Net postretirement benefit cost / (income) for fiscal 2006	$—

1% Increase
Benefit obligation, end of fiscal 2005	$7
Net postretirement benefit cost for fiscal 2005	$1

1% Decrease
Benefit obligation, end of fiscal 2005	$(7)
Net postretirement benefit cost / (income) for fiscal 2005	$(1)

Total contributions paid under U.S. retirement plans or to the U.S. beneficiaries during fiscal 2007 were $6.7 million. The contributions consisted of $1.9 million for the Supplemental Retirement Plan (SRP), $4.0 million for the Replacement Benefit Plan (RBP) including termination payments to certain employees as a result of the sale of PQIL in 2007, and approximately $0.8 million in matching contributions under its U.S. 401(k) Plan in 2007. In addition, the Company made payments of $22.9 million in early 2007 to its United Kingdom (“U.K.”) pension plan concurrent with the sale of PQIL in February 2007. As a result of the sale of PQIL in 2007, the obligation for our U.K. pension plan was assumed by the buyer of PQIL and as of February 2007 the Company has no further obligation to make U.K. pension contributions.

Gross benefit payment obligations under our continuing plans for the next ten years, which reflect expected future service as appropriate, are anticipated to be as follows:

(Dollars in thousands)	U.S. Retirement Plans (SRP and RBP)	Other Postretirement Benefits
2007	$5,875	$57
2008	3,508	46
2009	3,098	38
2010	2,979	30
2011	2,773	25
2012 - 2016	10,305	23

In December 2003, Congress passed the Medicare Act of 2003. We do not provide post-65 medical or prescription drug coverage; therefore our postretirement benefit liability and costs are not impacted by the employer subsidy provision of the Act.

Note 15 - Common Stock

We have 50,000,000 authorized shares of common stock, ($.001 par value per share), 30,564,733 shares issued and 29,910,339 shares outstanding as of December 30, 2006 and 30,562,632 shares issued and 29,909,934 shares outstanding as of December 31, 2005. On July 7, 2004 we issued 105,000 shares of our $.001 par value common stock as part of the acquisition of Serials Solutions. On January 31, 2005 we issued 683,000 shares of our $.001 par value common stock as part of the acquisition of Voyager Expanded Learning.

Our credit agreements contain certain restrictions on the payment of dividends and repurchases of our common stock (see Note 11).

In July 2004, the Board of Directors approved a plan, in conjunction with our acquisition of Serials Solutions, to buy back up to 105,000 shares of Voyager Learning Company stock. During the remainder of 2004, we purchased all 105,000 shares in the open market for a total cost of $2.7 million.

In September 2004, the Board of Directors approved an additional authorization to acquire up to $40 million of Voyager Learning Company stock. This authorization is valid through September 2007. We did not purchase any shares in the open market in fiscal 2005 or 2006.

Note 16 - Stock Compensation Plans

Stock Option Plan

In fiscal 2003, we adopted the 2003 ProQuest Strategic Performance Plan (“Option Plan”), which replaced the ProQuest Company 1995 Stock Option Plan and the ProQuest Company Non-Employee Directors Stock Option Plan. Under the Option Plan, 5,160,000 shares of common stock were reserved for issuance. In 2004, an additional 1,532,000 shares were reserved for issuance. The Option Plan is administered by the Compensation Committee of the Board of Directors which has the authority to establish the terms and conditions of awards granted under the Option Plan. Under the Option Plan, the Committee can grant stock appreciation rights, restricted stock, performance stock, performance units, annual management incentive awards and other stock or cash awards.

Options granted to certain executives may contain a replacement option feature. When the option’s exercise price is paid with shares of the Company’s common stock, which the executive previously owned for more than six months, a replacement option is granted for the number of shares used to make that payment. The replacement option has an exercise price equal to the fair market value of the Company’s common stock on the date the replacement option is granted; is exercisable in full six months after the date of the grant; and has a term expiring on the expiration date of the original options. Options granted in 2004 are not eligible for this replacement feature.

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

The following table outlines the stock price thresholds and the number of options accelerated at each target stock price.

	2004 grant		2005 grants
Stock Price	Achievement Period	Options Vested	Achievement Period	Options Vested
$36.67	3 years	723,000	—	—
$39.81	4 years	855,000	3 years	91,666
$42.77	5 years	983,000	4 years	183,334
$46.88	5 years	1,531,000	4 years	275,000

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

On December 31, 2005, 170,500 options granted in 2004 were cancelled due to the departure of one of our senior executives. On November 28, 2006, an additional 260,000 options granted in 2004 were cancelled due to the sale of PQBS and the subsequent termination of certain PQBS employees.

At the end of fiscal 2006, we had options outstanding for 1,103,712 shares granted to key executives. The term for these options is six or ten years, vesting in equal annual increments over either a three-year or a five-year period.

A summary of the stock option transactions for fiscal 2004, 2005, and 2006 is as follows:

	Executive Grantees		Director Grantees		LTIP Grantees
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
Balance at the end of fiscal 2003	2,377	$24.99	73	$29.36	—	$—
2004:
Granted	206	28.92	14	27.19	1,962	30.97
Exercised	(393)	18.22	(12)	25.63	—	—
Forfeited/cancelled	(103)	27.58	(6)	33.14	—	—

Options outstanding at the end of fiscal 2004	2,087	$26.41	69	$29.20	1,962	$30.97

Options exercisable at the end of fiscal 2004	1,306	$28.23	55	$29.71	—	$—

Weighted average fair value of options granted during fiscal 2004	$9.91		$9.35		$9.65

2005:
Granted	30	33.64	20	32.76	275	32.99
Exercised	(381)	24.30	(13)	27.65	—	—
Forfeited/cancelled	(304)	34.29	(10)	26.80	(171)	30.97

Options outstanding at the end of fiscal 2005	1,432	$25.53	66	$30.20	2,066	$31.24

Options exercisable at the end of fiscal 2005	1,170	$26.06	46	$29.07	—	$—

Weighted average fair value of options granted during fiscal 2005	$12.69		$10.94		$13.72

2006:
Granted	—	—	18	12.29	—	—
Exercised	(29)	20.47	—	—	—	—
Forfeited/cancelled	(300)	27.49	(3)	32.63	(260)	30.97

Options outstanding at the end of fiscal 2006	1,103	$25.21	81	$24.68	1,806	$31.28

Options exercisable at the end of fiscal 2006	1,073	$25.13	63	$30.06	—	$—

Weighted average fair value of options granted during fiscal 2006	$—		$4.13		$—

The total intrinsic value of options outstanding and exercisable as of December 30, 2006 was zero. The total intrinsic value of stock options exercised during fiscal 2006, 2005, and 2004 was zero for all three years. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $10.45 of our common stock on December 29, 2006. The total grant date fair value of stock options vested during fiscal 2006, 2005, and 2004 was $2.1 million, $4.4 million, and $6.0 million, respectively.

As of December 30, 2006, there was $12.0 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 4.5 years. To the extent the forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following tables provide additional information with respect to stock options outstanding at the end of fiscal 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding (000s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$10.01 - $15.00	18	5.5	$12.29	—	—	$—
$15.01 - $20.00	382	3.0	17.98	379	3.0	17.97
$20.01 - $25.00	230	3.2	22.27	225	3.2	22.22
$25.01 - $30.00	196	3.3	27.98	177	3.3	27.76
$30.01 - $35.00	1,915	6.9	31.14	205	4.1	32.57
$35.01 - $40.00	248	6.3	36.40	149	4.7	36.32
$40.01 - $45.00	1	5.4	40.04	1	5.4	40.04

	2,990	5.8	$28.86	1,136	3.5	$25.40

	Number of Shares (000s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest as of December 30, 2006	2,577	5.8	$28.54	$—

Securities authorized for issuance under equity compensation plans at December 30, 2006 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by security holders	2,990	$28.86	1,164
Equity compensation plans not approved by security holders	—	—	—

Total	2,990	$28.86	1,164

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

During fiscal 2006 and fiscal 2005, we granted certain employees and members of our Board of Directors 2,067 shares and 130,698 shares of nonvested restricted stock, with market values at the date of grant of $0.1 million and $4.4 million, respectively. In fiscal 2006 and 2005, we cancelled 30,430 shares and 9,976 shares, respectively of the nonvested restricted stock granted, with market values at the date of grant of $1.1 million and $0.3 million, respectively. These shares were valued at the market price at their respective award dates and are being recognized as expense over the 3 year vesting period. The amount of compensation cost related to these equity awards that was recognized into income in 2006 and 2005 was $1.3 million and $1.1 million, respectively.

A summary of the nonvested restricted stock transactions for fiscal 2004, 2005, and 2006 is as follows:

	Employee Grantees		Director Grantees
	Shares (000s)	Weighted Average Grant-Date Fair Value	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested restricted stock balance at the end of fiscal 2003	—	$—	—	$—
2004:
Granted	—	—	11	27.48

Nonvested restricted stock outstanding at the end of fiscal 2004	—	$—	11	$27.48

2005:
Granted	129	33.49	2	35.80
Vested	(1)	31.52	—	—
Forfeited/cancelled	(10)	33.08	—	—

Nonvested restricted stock outstanding at the end of fiscal 2005	118	$33.55	13	$28.82

2006:
Granted	2	29.04	—	—
Vested	(18)	34.83	—	—
Forfeited/cancelled	(30)	34.67	—	—

Nonvested restricted stock outstanding at the end of fiscal 2006	72	$32.61	13	$28.82

As of December 30, 2006, 79,925 shares of nonvested restricted stock are expected to vest. These shares have a weighted-average grant date fair value of $31.99.

As of December 30, 2006, there was $1.2 million of total unrecognized compensation cost related to nonvested restricted stock compensation awards, net of forecasted forfeitures. That cost is expected to be recognized over a weighted-average period of 1.2 years. To the extent the actual forfeiture rate is different than what we anticipated, compensation related to these awards will be different from our expectations.

The total fair value of shares vested during fiscal 2006 and 2005 was approximately $0.6 million and $0.04 million, respectively.

Employee Stock Purchase Plan

In fiscal 1996, our Board of Directors adopted the Associate Stock Purchase Plan (“ASPP”), whereby employees are afforded the opportunity to purchase Voyager Learning Company shares, by authorizing the sale of up to 500,000 shares of common stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. The number of ASPP shares purchased was zero and 9,854 for the fiscal years ended 2006 and 2005. Under SFAS No. 123, the ASPP is a non-compensatory plan.

Note 17 - Foreign Currency Transactions

We periodically have entered into contracts to buy or sell foreign currencies, primarily British pounds and Canadian dollars. These contracts were properly recorded at fair market value with the changes in fair value recognized in interest expense and were not designated for hedging treatment under SFAS No. 133, as amended. At December 30, 2006 we have no outstanding foreign currency contracts.

Net foreign currency transaction gains (losses) for fiscal 2006, 2005, and 2004 of ($1.3) million, ($0.2) million, and $0.4 million, respectively, have been included in selling and administrative expense of the respective periods.

Note 18 - Contingent Liabilities

Putative Securities Class Actions

Between February and April 2006, four putative securities class actions, now consolidated and designated In re ProQuest Company Securities Litigation, were filed in the United States District Court for the Eastern District of Michigan (“the Court”) against the Company and certain of its former and then-current officers and directors. Each of these substantially similar lawsuits alleged that the Company and certain officers and directors (“the Defendants”) violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On May 2, 2006, the Court ordered the four cases consolidated and appointed lead plaintiffs and lead plaintiffs’ counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements. On January 24, 2007, lead plaintiffs filed their amended consolidated complaint, which Defendants moved to dismiss on March 15, 2007. The Court denied Defendants motion to dismiss on November 6, 2007.

On January 14, 2008, plaintiffs filed a motion to certify a class of all persons who purchased shares of Company stock between February 21, 2001 and December 14, 2006, inclusive. Defendants have opposed that motion on several grounds and initial briefing is complete, with an oral argument on lead plaintiffs’ motion rescheduled for July 31, 2008.

On July 22, 2008, The Company has reached an agreement in principle to settle the consolidated shareholder securities class action law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan for $20 million. The settlement will be funded largely by insurance. Under the terms of the agreement, the Company would pay approximately $5 million in fees and settlement amounts to settle the class action lawsuit with remaining amounts to be paid by the insurers. The settlement is subject to completion of a Stipulation and Agreement of Settlement to be signed by the parties, preliminary and final court approval and the participation of a sufficient percentage of the putative class. There is no assurance that a final Stipulation and Agreement of Settlement will be completed, court approval will be obtained or putative class member participation will be sufficient.

The Court has indicated that all fact and expert discovery must be completed by October, 2008, but no dates have yet been set for dispositive motions or trial. If the settlement arrangement is not finalized, the Company intends to defend itself vigorously.

Shareholder Derivative Lawsuits

On April 18, 2006 and December 19, 2006, respectively, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Michigan (“the Court”), purportedly on behalf of the Company against certain current and former officers and directors of the Company by certain of the Company’s shareholders. Both cases were assigned to Honorable Avern Cohn, who entered a stipulated order staying the litigation pending completion of the Company’s restatement and a special committee investigation into the restatement.

On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On April 21, 2008, the Company filed a motion to dismiss the consolidated amended complaint. The Court has scheduled oral argument on the motion for October 8, 2008. The Company intends to defend itself vigorously. It is not yet possible to determine the ultimate outcome of this action.

Securities and Exchange Commission Investigation

In February 2006, the Division of Enforcement of the SEC commenced an informal inquiry regarding the Company’s announcement of a possible restatement. In April 2006, the Division of Enforcement of the SEC commenced a formal, non-public investigation in connection with the Company’s restatement. The Company continues to cooperate in the ongoing SEC investigation. On July 22, 2008, the Securities and Exchange Commission (“SEC” or “Commission”) filed a settled enforcement action against the Company in the United States District Court for the Eastern District of Michigan (the “Court”). Pursuant to that settlement, the terms of which were disclosed previously by the Company, without admitting or denying the allegations in the Complaint, the Company consented to the filing by the Commission of a Complaint, and to the imposition by the Court of a final judgment of permanent injunction against the Company. The Complaint alleges civil violations of the reporting, books and records and internal controls provisions of the Securities Exchange Act of 1934. The final judgment was signed by the court on July 28, 2008 and permanently enjoins the Company from future violations of those provisions. No monetary penalty is imposed. The settlement resolves fully the previously disclosed SEC investigation of the Company’s restatement.

Data Driven Software Corporation vs. Voyager Expanded Learning et al.

Voyager Expanded Learning (“VEL”) was a defendant in an arbitration styled: D2 Data Driven Software Corporation f/k/a EdSoft Software Corporation (“EdSoft”) v. Voyager Expanded Learning, Inc., et al., before the American Arbitration Association, No. 71 117 Y 00238 06.

Effective on or about January 24, 2008, VEL, the individual respondents and EdSoft executed a mutual release and settlement agreement. VEL subsequently paid EdSoft $5.4 million in connection with that settlement. In addition to providing mutual releases between EdSoft, on one hand, and VEL and the individual respondents, on the other hand, the parties agreed to dismiss any lawsuits with prejudice. EdSoft also executed a release of arbitration award. The company has accrued this amount as of the end of 2006.

Other Contingent Liabilities

We are also involved in various legal proceedings incidental to our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our consolidated operations or financial condition and we believe we have recognized appropriate reserves as necessary based on facts and circumstances known to management.

A portion of our availability under our 2005 Revolving Credit Agreement was utilized to issue letters of credit to support insurance coverage, leases, and certain customer contracts. At December 30, 2006 the total of the face amounts of the outstanding letters of credit was $0.7 million.

Note 19 - Related Party Transactions

On March 10, 2005, the Company’s Board of Directors appointed Randy Best to serve as a member of the Company’s Board of Directors. Mr. Best was the Chief Executive Officer, and held 34% of the common stock, of VEL immediately prior to the Company’s acquisition of VEL. In connection with the Company’s acquisition of VEL, Mr. Best and the Company entered into a Consulting Agreement (the “Consulting Agreement”) and a three year Non-Disclosure, Non-Solicitation and Non-Competition Agreement (the “Non-Competition Agreement”), both of which became effective on January 31, 2005. The Consulting Agreement requires that Mr. Best (a) actively participate with the Company and VEL to retain and develop client and referral sources, (b) actively participate in major sales calls at the federal, state, and district levels, (c) assist in the development of a “new account” strategy, (d) assist in the development of a government relations strategy at the federal and state level, (e) introduce and transition key contacts for VEL’s business and (f) perform transition and integration services related to the businesses of the Company and VEL. As compensation for these services, Mr. Best is entitled to a payment of $40,000 per month for the first six months of the term and $26,666 per month for the last eighteen months of the term of the Consulting Agreement. The Company may terminate the Consulting Agreement upon 60 days’ prior written notice.

The Non-Competition Agreement provides that Mr. Best will not disclose or use the confidential information of VEL or the Company in any way, except on behalf of the Company or VEL. Mr. Best also agreed that for three years after January 31, 2005, and for the term of the Consulting Agreement, that he would not, directly or indirectly, engage or participate in: (i) any capacity, anywhere in the United States, in any business that is competitive to the business operated by VEL or in which VEL has currently planned to engage; (ii) recruiting or soliciting any person to leave his or her employment with the Company or VEL; and (iii) hiring or engaging any person who is or was an employee of VEL from January 31, 2005 through and including the time of such hiring or engagement. In the agreement, Mr. Best acknowledged that VEL is or plans to be engaged in the business of: (i) developing, marketing, and selling reading and math-related materials for use by students in grades K-12; and (ii) developing, marketing, and selling programs that are designed to enhance the ability of teachers and school districts to teach reading to students in grades K-12. The Non-Competition Agreement does not prevent Mr. Best from continuing his involvement with GlobalEd Holdings Ltd. and

EdCollege, Inc. to the extent that those entities, or affiliates thereof, do not engage in the business of: (i) developing, marketing, or selling reading and math-related materials for use by students in grades K-12; (ii) developing, marketing, or selling any courses, products or services substantially similar to the “Reading for Understanding” and “Foundations of Reading” programs offered by Voyager as of January 31, 2005 to be used by administrators or teachers in grades K-12; and (iii) developing, marketing, or selling programs for any reading based curriculum to those customers who are currently customers of VoyagerU , a division of VEL.

PQIL had sales of approximately $1.5 million to Apollo Group, Inc. and its affiliates in 2006. Todd S. Nelson, a director of the Company, was Chief Executive Officer of Apollo Group, Inc. from August 2001 to January 2006 and President from February 1998 to January 2006. The sales were an arms length transaction and the relationship with Apollo Library began prior to Mr. Nelson’s directorship.

PQIL had sales of approximately $28,000 to The Readers Digest Association, Inc. (“Readers Digest”) and its affiliates in 2006. Michael S. Geltzeiler, a director of the Company until March 20, 2007, was Chief Financial Officer of Readers Digest during 2005. The sales were an arms length transaction and Mr. Geltzeiler was not involved in any of the sales transactions.

Note 20 - Interim Financial Information (Unaudited)

The following table presents our quarterly results of operations for fiscal 2006 and fiscal 2005. For comparison purposes, results from the PQBS and PQIL operations have been reclassified to discontinued operations for all periods presented.

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2006
Net sales	$22,709	$37,592	$33,565	$21,185	$115,051
Gross profit	10,242	20,783	18,342	8,405	57,772
Earnings (loss) from continuing operations before income taxes	(24,841)	(11,867)	(11,279)	(66,097)	(114,084)
Income tax expense (benefit)	(4,088)	(3,847)	(2,892)	(54,205)	(65,032)
Earnings (loss) from continuing operations	(20,753)	(8,020)	(8,387)	(11,892)	(49,052)
Earnings (loss) from discontinued operations, net of income tax	1,095	9,829	21,320	14,294	46,538
Gain on sale of discontinued operations, net of income tax	—	—	—	354,398	354,398
Net earnings (loss)	$(19,658)	$1,809	$12,933	$356,800	$351,884

Loss per share from continuing operations	(0.70)	(0.27)	(0.28)	(0.40)	(1.65)
Earnings per share from discontinued operations	0.04	0.33	0.71	0.48	1.56
Gain per share from sale of discontinued operations	—	—	—	11.88	11.89

Basic earnings (loss) per share	(0.66)	0.06	0.43	11.96	11.80

Loss per share from continuing operations	(0.70)	(0.27)	(0.28)	(0.40)	(1.65)
Earnings per share from discontinued operations	0.04	0.33	0.71	0.48	1.56
Gain per share from sale of discontinued operations	—	—	—	11.88	11.89

Diluted earnings (loss) per share	(0.66)	0.06	0.43	11.96	11.80

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2005
Net sales	$6,850	$20,675	$33,283	$30,159	$90,967
Gross profit	973	8,299	17,226	15,995	42,493
Earnings (loss) from continuing operations before income taxes	(14,276)	(8,772)	(2,193)	(6,806)	(32,047)
Income tax expense (benefit)	(792)	(487)	(122)	(377)	(1,778)
Earnings (loss) from continuing operations	(13,484)	(8,285)	(2,071)	(6,429)	(30,269)
Earnings (loss) from discontinued operations, net of income tax	6,219	8,525	2,986	2,289	20,019
Net earnings (loss)	(7,265)	240	915	(4,140)	(10,250)

Loss per share from continuing operations	(0.46)	(0.28)	(0.07)	(0.22)	(1.03)
Earnings per share from discontinued operations	0.21	0.29	0.10	0.08	0.68

Basic earnings (loss) per share	(0.25)	0.01	0.03	(0.14)	(0.35)

Loss per share from continuing operations	(0.46)	(0.28)	(0.07)	(0.22)	(1.03)
Earnings per share from discontinued operations	0.21	0.29	0.10	0.08	0.68

Diluted earnings (loss) per share	(0.25)	0.01	0.03	(0.14)	(0.35)

The loss from continuing operations for the first quarter 2006 includes $8.9 million of legal fees and settlement expenses related to legal proceedings. The loss from continuing operations for the fourth quarter 2006 includes a goodwill impairment charge of $42.5 million. The earnings from discontinued operations for the first through fourth quarters of 2005 include the correction of an immaterial error related to royalty costs which increased quarterly earnings from discontinued operations by $0.5 million for first quarter 2005, $0.6 million for second quarter 2005, $0.7 million for third quarter 2005 and $2.4 million for the fourth quarter 2005.

Note 21 - Subsequent Events

On February 9, 2007, the Company sold PQIL to Cambridge Scientific Abstracts, LP. The Company used portions of the proceeds from the sale to repay all remaining outstanding indebtedness under its Credit Agreements, along with accrued interest, fees and required make-whole premiums. Upon receipt of this paydown, the Company’s creditors released all of their liens against the assets of the Company and its creditor agreements were terminated.

On June 30, 2007 the Company amended Article I of its Certificate of Incorporation solely to change the corporate name from “ProQuest Company” to “Voyager Learning Company”. The name change and amendment were completed pursuant to Section 253(b) of the Delaware General Corporation Law through a merger of the Company’s wholly-owned subsidiary, Voyager Learning Company with and into the Company.

On January 25, 2008, the Company entered into a series of agreements with its current landlord, Transwestern Great Lakes, LP. (“Transwestern”) and ProQuest LLC (formerly known as ProQuest-CSA LLC) (“CSA”) relating to certain obligations regarding the long term leases for the facilities in Ann Arbor, Michigan. The Company paid CSA $11 Million, a portion of which was distributed to Transwestern for termination of the lease relating to the 777 Eisenhower Parkway, Ann Arbor, Michigan facility (the “777 Facility”). Upon the Closing Date, the Company was released from any and all obligations relating to the 15 year lease the Company previously entered into for the 777 Facility. The Company was also released from any and all obligations relating to the 15 year lease the Company previously entered into for the 789 Eisenhower Parkway, Ann Arbor, Michigan facilities (the “789 Facility”). The Company assigned all of its rights under the lease for the 789 Facility to CSA and CSA assumed the obligations of tenant under such lease, as amended. Transwestern, as landlord consented to such assignment. The release of the Company from these two long term operating leases results in a reduction of future lease payment obligations of $47.8 million.

Pursuant to a Sublease Agreement entered into between the Company and CSA, the Company subleased certain space located in the 789 Facility. The term of such sublease (i) is for six months from the Closing Date, with month to month extensions thereafter but not past December 31, 2008, for approximately 12,620 square feet to be utilized by the Company’s remaining corporate functions in such facility, and (ii) runs from the Closing Date until December 31, 2008, with semi-annual extensions thereafter but not past December 31, 2010, for approximately 3,060 square feet to be utilized by the Company for certain technology related functions in the 789 Facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 7, 2007, the Company notified its independent registered public accounting firm, KPMG LLP, of its intent to engage Whitley Penn LLP as its new independent registered public accounting firm effective for the Company’s 2007 fiscal year audit and quarterly reviews. KPMG’s appointment as the Company’s independent registered public accounting firm continued through the issuance of their audit reports on the financial statements and the effectiveness of internal controls over financial reporting for the 2006 fiscal year and will cease upon the completion of their review of the 2006 quarterly filings on Form 10-Q. The decision to change the Company’s independent registered public accounting firm for the 2007 fiscal year was approved by the Audit Committee of the Company’s Board of Directors on November 14, 2007.

The audit reports of KPMG on the consolidated financial statements of the Company as of and for the years ended December 30, 2006 and December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on August 31, 2007 (the “2005 Form 10-K”), the Company restated its previously issued financial statements as of January 1, 2005 and for each of the years in the two-year period ended January 1, 2005. The audit reports of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 30, 2006 and December 31, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting as of both dates. KPMG’s reports indicate that the Company did not maintain effective internal control over financial reporting as of December 30, 2006 and December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by COSO. KPMG’s report as of December 30, 2006 concluded that the Company had (i) material weaknesses in entity-level controls because the Company did not maintain an effective control environment and certain entity-level controls included in the risk assessment, information and communications, and monitoring components of internal control were not designed or operating effectively, (ii) material weaknesses surrounding adequate financial statement preparation and review procedures because the Company did not maintain adequate policies and procedures to ensure that timely, accurate, and reliable consolidated financial statements were prepared and reviewed, (iii) inadequate controls over the proper application of accounting principles because the Company did not maintain adequate policies and procedures to account for various complex transactions to ensure that these transactions were accounted for in accordance with U.S. generally accepted accounting principles, (iv) material weaknesses surrounding appropriate general computing controls to support effective information technology controls over financial data and systems because the Company did not maintain adequate general computing control policies and procedures or employ personnel with sufficient computing control knowledge and experience to limit access to various system and controls, (v) a material weakness surrounding internal control over financial reporting relative to the Company’s accounting for income taxes as sufficient review and authorization controls were not in place to ensure the income tax provision was properly recorded, and (vi) a material weakness surrounding internal control over financial reporting relative to the Company’s accounting for revenue related to training and support services as controls were not designed to ensure timely review and update of estimates of future training and support used in the recognition of revenue.

In connection with the audits of the fiscal years ended December 30, 2006 and December 31, 2005 and the subsequent interim period through November 7, 2007, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Except for the material weaknesses in internal control over financial reporting disclosed above and as fully described in the Company’s 2006 Form 10-K, during the fiscal years ended December 30, 2006 and December 31, 2005 and subsequent interim period through November 7, 2007, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On November 14, 2007, the Audit Committee of the Board of Directors of the Company approved the engagement of Whitley Penn LLP as the Company’s new independent registered public accounting firm effective for the Company’s 2007 fiscal year. Whitley Penn had previously issued an audit report dated September 28, 2007 on the carve-out financial statements of Voyager Expanded Learning, L.P., a subsidiary of the Company, as of and for the years ended December 31, 2006 and 2005. Other than as required to complete the audit of the subsidiary carve-out financial statements, the Company did not consult with Whitley Penn during the fiscal years ended December 31, 2005 and January 1, 2005 or from the period from January 1, 2006 through November 14, 2007 regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered by Whitley Penn on the Company’s consolidated financial statements or the effectiveness of internal control over financial reporting; or (iii) any other matter that was the subject of a disagreement between the Company and KPMG or a reportable event noted in the connection with the performance of services per Item 304(a)(2)(ii) of Regulation S-K.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 30, 2006 due to material weaknesses in internal control over financial reporting, as described below.

(b) Management’s Report on Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control - Integrated Framework. Through management’s assessment, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 30, 2006:

Material Weaknesses

1. Material weaknesses in entity-level controls. The Company did not maintain an effective control environment and certain entity-level controls included in the risk assessment, information and communications, and monitoring components of internal control were not designed or operating effectively. The following individual material weaknesses were identified:

a.	Management did not have appropriately designed controls to assess the risk of fraud or the risk of management override in the financial reporting process; and

b.	Management did not have adequate monitoring and information and communication controls at the entity level. Specifically, controls to monitor the design and operating effectiveness of other specific controls presented in the following paragraphs were not operating effectively. Information and communication controls were not properly developed and designed by management to communicate and enforce, as applicable, corporate strategy and objectives, policies and procedures, ethical practices and behavior, authorization policies, training and job responsibilities.

These deficiencies contributed to the development of the other material weaknesses described below.

2. Material weaknesses surrounding adequate financial statement preparation and review procedures. The Company did not maintain adequate policies and procedures to ensure that timely, accurate, and reliable consolidated financial statements were prepared and reviewed. The following individual material weaknesses were identified:

a.	Inadequate review controls over financial statement information, and related presentation and disclosure requirements;

b.	Insufficient review and approval controls to ensure the propriety of certain spreadsheets critical to financial statement preparation;

c.	Insufficient user controls as well as inadequately designed review controls relative to the Company’s financial statement information processed and/or provided by third-party administrators pertaining to the Company’s pension plans, stock option plan, and 401k plan;

d.	Insufficient controls to ensure that key account reconciliations were prepared timely, appropriately reviewed and approved, or properly reconciled to support detail; and

e.	Inadequate review and authorization controls associated with accounts payable disbursements.

3. Inadequate controls over the proper application of accounting principles. The Company did not maintain adequate policies and procedures to account for various complex transactions to ensure that these transactions were accounted for in accordance with U.S. generally accepted accounting principles. The following individual material weaknesses were identified:

a.	Sufficient review and approval controls were not designed to ensure that leases were accurately recorded and disclosed in accordance with U.S. generally accepted accounting principles;

b.	Adequate review and approval controls were not designed to ensure that capitalized costs relating to computer software developed or obtained for internal use were appropriately supported with sufficient and accurate documentation in accordance with U.S. generally accepted accounting principles;

c.	Sufficient review and approval controls were not designed to ensure that revenue transactions and the related cost of these transactions were properly accounted for;

d.	Sufficient review and approval controls were not designed to ensure that the purchase price allocations for certain company acquisitions were properly adjusted to fair value at the time of acquisition;

e.	Adequate reconciliation and review controls were not designed to ensure records regarding fixed and certain other assets were maintained in reasonable detail, allowing management to track physical assets, costs, service dates, depreciation and amortization and the ultimate disposal of these assets, and to properly account for such activity; and

f.	Adequate review and authorization controls were not in place to ensure that allocation and capitalization of costs associated with capital assets were properly recorded.

4. Material weaknesses surrounding appropriate general computing controls to support effective information technology controls over financial data and systems. The Company did not maintain adequate general computing control policies and procedures or employ personnel with sufficient computing control knowledge and experience to limit access to various system and controls. The following individual material weaknesses were identified:

a.	System access controls were not in place for certain information technology applications to appropriately prohibit or limit user access in areas including journal entries, account mapping, master-file maintenance, and overall general user administration; and

b.	Adequate controls over segregation of duties did not exist in the internal software development department.

The internal control deficiencies listed in 1. to 4. above, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected in various account balances.

5. Material weakness surrounding internal control over financial reporting relative to the Company’s accounting for income taxes. Sufficient review and authorization controls were not in place to ensure the income tax provision was properly recorded. Specifically, management did not ensure that timely and effective oversight of the work performed by outside tax advisors in connection with preparing the income tax provision was exercised.

6. Material weakness surrounding internal control over financial reporting relative to the Company’s accounting for revenue related to training and support services. Controls were not designed to ensure timely review and update of estimates of future training and support used in the recognition of revenue.

The material weaknesses related to revenue and income taxes resulted in material errors to income tax expense, deferred income taxes, other comprehensive income (loss), net sales and deferred income in the Company’s preliminary financial statements as of and for the year ended December 30, 2006 that were corrected prior to the issuance of the Company’s consolidated financial statements.

As a result of the material weaknesses discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was not effective as of December 30, 2006.

The Company’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s assessment of the Company’s internal control over financial reporting as of December 30, 2006.

(c) Changes in Internal Control Over Financial Reporting

The following changes to internal controls over financial reporting occurred during the quarter ended December 30, 2006 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

1. In connection with the consolidation of the Human Resources function into the VED staff, review of user controls is no longer being performed on a timely basis.

2. As a result of the decision to relocate corporate headquarters, including the tax function to Dallas, the Company outsourced the preparation of the Company’s annual income tax provision and the preparation of income tax returns to an outside tax advisor.

(d) Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

In 2006, during its assessment of internal control over financial reporting for fiscal year-end 2005, management of the Company discovered several material irregularities in its accounting. Subsequently, the Audit Committee of the Company retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in an investigation of the irregularities. As a result of the findings from the investigation and a company-led accounting review, management of the Company restated, through the 2005 Annual Report on Form 10-K, the Company’s Consolidated Financial Statements for the years 2003 and 2004, and for the first three quarters of 2005. The Company took steps, where practical, to implement in 2006 the remedial recommendations identified in the Audit Committee investigation and completed the remediation of the remaining material weaknesses identified above by year-end 2007.

In addition, during 2006 the Company took the following remedial actions to improve the integrity of the financial reporting processes:

•	Enhanced the internal audit function by appointing an outside firm to replace the former internal audit director;

•	Reassigned or terminated personnel not qualified to lead accounting functions;

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

During 2006, the Company was not able to fully remediate all material weaknesses for the following reasons:

•

The Company sold two of its three business segments in 2006 and 2007 and announced plans to transition all of its corporate functions from its Ann Arbor headquarters to Dallas during 2007 – the ongoing transition of corporate functions to Dallas prevented implementation of some remedial recommendations until the processes were transitioned to and assumed in Dallas;

•

The focus of the Company’s finance staff was on reviewing, testing, auditing, and documenting financial results for the restatement of prior year’s financials and preparation of the 2005 annual report on form 10-K, which was not filed until August 2007.

Additionally, in an effort to improve internal control over financial reporting, the Company is emphasizing the importance of establishing the appropriate environment (tone at the top) in relation to accounting, financial reporting, and internal control over financial reporting. As stated above, the Company sold two business segments and as a result remediation of certain material weaknesses is not considered necessary subsequent to the date of sale. Management formalized its remediation plan related to the remaining business segment that will result in implementation of changes in internal control over financial reporting including the following:

•

The controls to access the risk of fraud or the risk of management override in the financial reporting process will be redesigned and a risk assessment will be conducted with the assistance of an outside accounting firm.

•

Specific executive sponsorship to communicate and enforce corporate strategy and objectives, policies and procedures, ethical practices and behavior, authorization policies, training and job responsibilities will be implemented.

•	Review and approval controls over financial statement information including supporting schedules and spreadsheets, and related presentation and disclosure requirements will be redesigned.

•

Review and authorization controls to ensure that timely and effective oversight of the work performed by outside tax advisors in connection with the preparation of the income tax provision will be redesigned.

The Audit Committee is updated at least quarterly on remediation progress, with additional updates as deemed necessary.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table provides information about our directors and executive officers as of December 30, 2006 and as of August 15, 2008:

Name	Age*	Position at the Company
Board of Directors
William E. Oberndorf	55	Chairman of the Board
Alan Aldworth	53	Chairman of the Board, President and Chief Executive Officer (Resigned effective January 30, 2007)
Randy Best	65	Director
David G. Brown	51	Director
Michael Geltzeiler	49	Director (Resigned effective March 20, 2007)
Todd S. Nelson	49	Director (Resigned effective February 7, 2008)
Linda G. Roberts	67	Director (Resigned effective August 29, 2008)
James P. Roemer	61	Director
Gary L. Roubos	71	Director
Frederick J. Schwab	69	Director

Executive Committee (led by Richard Surratt)
Richard J. Surratt	47	President, Chief Executive Officer (Effective January 30, 2007) Senior Vice President, Chief Financial Officer (Effective November 11, 2005 to January 30, 2007)
Todd W. Buchardt	48	Senior Vice President, General Counsel and Corporate Secretary
Ronald Klausner	55	President, Voyager Education
David W. Asai	52	Senior Vice President, Chief Financial Officer (Effective January 30, 2007)

*	Ages indicated above are as of August 15, 2008.

The business experience and certain other information relating to each of our directors and executive officers are set forth below:

Board of Directors.

Alan W. Aldworth was appointed Chairman of the Board of Directors in May 2004. Mr. Aldworth was President and Chief Executive Officer since January 2003. In January 2002, Mr. Aldworth was elected as President and Chief Operating Officer and has been a Director since May 2001. Mr. Aldworth joined the Company as Vice President and Chief Financial Officer in October 2000. Prior to joining the Company, he spent 18 years at Tribune Company where he held a variety of senior financial management and general management positions, the most recent of which was as the General Manager of Tribune Education Company. Mr. Aldworth is also a director of Arbitron. Mr. Aldworth resigned effective January 30, 2007.

Randy Best was appointed to the Board of Directors of Voyager Learning Company in March 2005. He is the co-founder, former Chairman, and Chief Executive Officer of VEL. VEL developed the nation’s first patented comprehensive reading system and was acquired by Voyager Learning Company in January 2005. Mr. Best is the Chairman and Chief Executive Officer of HigherEd Holdings, LLC and Chairman of Whitney International University System LTD. Mr. Best is a member of the College of Education Foundation Advisory Council for the University of Texas at Austin and the Texas Governor’s Business Council. Previously, he served on the White House Millennium Committee and The Foundation Leadership Network.

David G. Brown was appointed to the Board of Directors in January 1994 and is Chairman of the Nominating and Governance Committee. He has been the Managing Partner of Oak Hill Venture Partners since August 1999 and a Principal in Arbor Investors LLC since August 1995, Chief Financial Officer of Keystone, Inc. from September 1998 to February 2000, and a Vice President of Keystone, Inc. since August 1993. Prior to joining Keystone, Mr. Brown was a Vice President in the Corporate Finance Department of Salomon Brothers Inc. from August 1985 to July 1993. He is a Director of eGain Communications, along with several private companies.

Michael S. Geltzeiler was appointed to the Board of Directors in September 2004 and served on the Audit Committee. He is Senior Vice President and Chief Financial Officer of The Reader’s Digest Association, Inc., a position he has held since 2001. Prior to joining The Reader’s Digest, Mr. Geltzeiler, a certified public accountant, was with ACNielsen and Dun &

Bradstreet (now known as D&B). Mr. Geltzeiler is also a member of the Board of Directors for the Madison Square Boys and Girls Club and the Westchester County Association. Mr. Geltzeiler resigned effective March 20, 2007 as a result of being named President of an operating enterprise within Reader’s Digest that controls a direct competitor to VEL.

Todd S. Nelson was appointed to the Board of Directors in January 2004. Since February 2007, he has been President, Chief Executive Officer and Director of Education Management LLC. Prior to Education Management, he was Chief Executive Officer of Apollo Group, Inc. from August 2001 to January 2006 and President from February 1998 to January 2006. Mr. Nelson joined Apollo Group in 1987 as Director of University of Phoenix’s Utah campus, became Executive Vice President of the University of Phoenix in 1989, and became Vice President of Apollo Group, Inc. in 1994. Mr. Nelson resigned effective February 7, 2008 as a result of the increased amount of time required by his current position.

William E. Oberndorf was appointed to the Board of Directors in July 1988. He is Chairman of the Compensation Committee in addition to serving on Nominating and Governance Committee. Mr. Oberndorf has served as Managing Director of SPO Partners & Co. since March 1991. He is a Director for Rosewood Hotels and Resorts and Director Emeritus of Plum Creek Timber Company, Inc.

Linda G. Roberts was appointed to the Board of Directors in January 2004. Since leaving government in 2001, Dr. Roberts has served as advisor, consultant, and board director in various organizations, including state and local governments, foundations, non-profit organizations, corporations, and start-up companies. Prior to that, Dr. Roberts directed the U.S. Department of Education’s Office of Educational Technology from its inception in 1993 to 2001, and served as the Secretary of Education’s Special Advisor on Technology. From 1984 to 1993, she led the research on educational technology at the Congressional Office of Technology Assessment. Dr. Roberts also served as an advisor to the Children’s Television Workshop during the development of “Sesame Street” and “The Electric Company.” Dr. Roberts has served as a Senior Advisor to Carnegie Learning, Inc., Classroom Connect, and Apple. Dr. Roberts is a Director of Wireless Generation. She is also a Trustee of the Sesame Workshop and the Education Development Center (EDC). Dr. Roberts resigned effective August 29, 2008.

James P. Roemer was appointed to the Board of Directors in February 1995. He served as Chairman of the Board from January 1998 until May 2004, as President of the Company (formerly Bell & Howell Company) from 1995 to 2001 and as Chief Executive Officer from 1997 until 2003. From 1995 to 1997, he also served as Chief Operating Officer of the Company. Prior to that, he served as President and Chief Executive Officer of PQIL from 1994 to 1995. Mr. Roemer joined the Company as President and Chief Operating Officer of PQBS in 1991. He was promoted to President and Chief Executive Officer of that business in 1993. Prior to joining the Company, Mr. Roemer was President of the Michie Group, Mead Data Central from 1989 to 1991. From 1982 to 1989 he was Vice President and General Manager of Lexis. From 1981 to 1982, he served as acting President of Mead Data Central. Mr. Roemer is also a director of Advent Software.

Gary L. Roubos was appointed to the Board of Directors in February 1994. He is Chairman of the Audit Committee in addition to serving on the Nominating and Governance Committee. Mr. Roubos ceased being a member of the Compensation Committee in June 2006. Mr. Roubos was Chairman of the Board of Dover Corporation from 1989 to 1998 and was President from 1977 to 1993. He is also a Director of Omnicom Group, Inc.

Frederick J. Schwab was appointed to the Board of Directors in September 2004. He is a member of the Company’s Compensation Committee. Mr. Schwab was President and CEO of Porsche Cars North America (PCNA) from 1992 to 2003. He joined PCNA in 1985 as Executive Vice President of Finance & Administration and was appointed Senior Vice President in 1988. Prior to joining PCNA, Mr. Schwab, a certified public accountant, was with Fruehauf Corp. and Touche Ross & Company. Currently, Mr. Schwab serves as a Director to Boyd Gaming Corporation where he is Chairman of the Audit Committee and a member of the Corporate Governance Committee.

Executive Committee.

Richard J. Surratt was appointed President and Chief Executive Officer of Voyager Learning Company on January 30, 2007. Prior to that, he was Senior Vice President and Chief Financial Officer starting in November 2005. Before joining the Company, he was Executive Vice President and Chief Financial Officer of Independence Air where he was responsible for the company’s accounting, treasury, legal, financial planning, and information systems activities. Prior to that, he was with Mobil Corporation in various financial and management positions.

Todd W. Buchardt has been Senior Vice President since November 2002, Vice President in March 2000, and General Counsel in April 1998 and in September 1998 was elected to the additional office of Secretary. Prior to joining us, he held various legal positions with First Data Corporation from 1986 to 1998.

Linda Longo-Kazanova had been Senior Vice President, Human Resources & Business Optimization since November 2002 and had been Vice President, Human Resources since May 2000. Prior to joining us, she was Senior Vice President, Human Resources-North America, for Information Resources, Inc. from 1995 to 2000. From 1985 to 1995, she held various human resource positions with Kraft Foods, Inc. Ms. Longo-Kazanova resigned from the Company effective April 1, 2007.

Andrew H. Wyszkowski had been President of PQBS since April 2003 and prior to that was the Vice President and Chief Operating Officer of PQBS since October 2002. He joined PQBS as Chief Technology Officer in January 2001. From May 2002 to February 2003 he also served as Senior Vice President and General Manager of ProQuest Media Solutions. From 1999 to 2000 he held various positions at the West Group, a legal publisher. Prior to that, he held various positions at Brief Reporter LLC, The Michie Company, Incon Associates, Inc. and BRS. As a result of the sale of PQBS, Mr. Wyszkowski was terminated from the Company effective November 28, 2006.

Ronald Klausner was appointed President of Voyager Education in October 2005. He was President of PQIL from April 2003 through October 2005. He came to the Company from D&B (formerly known as Dun & Bradstreet), a global business information and technology solutions provider, where he worked for 27 years. He most recently served as the company’s Senior Vice President, U.S. Sales, leading a segment with more than $900 million in revenue. Previously, he led global data and operations, and customer service, providing business-to-business, credit, marketing and purchasing information in over 200 countries.

David “Skip” Prichard was appointed President of PQIL in October 2005. Prior to his role as President, he was Senior Vice President, Global Sales where he was responsible for designing and executing the sales strategy, managing global customer support and developing strategic sales to key partners. In addition to his sales responsibilities, he had general management responsibilities for Serials Solutions and the XanEdu businesses. Before joining the Company in 2003, he was Vice president of Sales for Corporate &

Federal Markets at LexisNexis. As a result of the sale of PQIL, Mr. Prichard was terminated from the Company effective April 11, 2007.

David W. Asai was named Senior Vice President and Chief Financial Officer of Voyager Learning Company in January 2007. He joined Voyager Learning Company as Vice President and Corporate Controller in 2006. Asai has more than 12 years of experience as a senior financial executive with public companies. He came to Voyager Learning Company from Independence Air, where he served as the Vice President Finance and Controller for eight years before being promoted to Chief Financial Officer in 2005. Prior to Independence Air, he was with Reno Air for four years as Chief Accounting Officer and Corporate Controller. In addition, he served as the Chief Financial Officer of the privately owned Spirit Airlines.

Audit Committee.

The Company has an Audit Committee. Messrs. Roubos (Chairman), Geltzeiler and Brown were members of the Audit Committee in 2006. The Audit Committee operates under a formal written charter, which has been approved by the Board and available on the Company’s website (www.voyagercompany.com). All of the members of the Audit Committee are independent under New York Stock Exchange listing standards and the rules of the Securities and Exchange Commission. The Board determined each of the members of the Audit Committee qualifies as an Audit Committee financial expert as defined under the rules and regulations of the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that certain of the Company’s directors, executive officers and 10% shareholders (“Insiders”) file with the Securities & Exchange Commission (SEC) and the New York Stock Exchange reports disclosing their beneficial ownership and any changes in ownership of the Company’s common stock. Based upon review of such reports it has received and based upon written representations that no other reports were required, the Company is not aware of any instances of noncompliance or late compliance with Section 16(a) filing requirements during the year ended December 30, 2006.

Code of Ethics.

In March, 2003, we adopted a code of ethics for all of our finance employees, including our Chief Financial Officer and our Chief Executive Officer. A copy of this code of ethics is set forth on our website, www.voyagercompany.com. We adopted this code to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations. Amendments to, or waivers from, the code of ethics will be posted on our website.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis (“CD&A”)

COMPENSATION PHILOSOPHY

The philosophy of the Compensation Committee is to:

•	align executive compensation with shareholder interests;

•	ensure that compensation is at a level that enables the Company to attract and retain high quality talent; and

•	provide significant rewards for achievement of business objectives and growth in shareholder value.

Flexibility has also been an important philosophical component given the changes in the Company during 2006 and 2007.

BACKGROUND AND RETENTION EFFORTS

In early 2006, the Company announced accounting irregularities which would later result in investigations and restatement of its financial statements. As a result of the announced accounting irregularities, the Company’s lenders declared its debt to be in default. The Board of Directors determined that disposition of one or more of the Company’s businesses was required to satisfy the requirements of the lenders and to give the Company additional financial liquidity. As a consequence, PQBS was sold on November 28, 2006 and PQIL was sold on February 9, 2007. In addition, Alan Aldworth, who became Chief Executive Officer of the Company in January 2003, resigned January 30, 2007 and was replaced as Chief Executive Officer by Richard Surratt, who joined the Company as Chief Financial Officer shortly before the discovery of the accounting irregularities.

The Compensation Committee strove to make compensation decisions to support the overall welfare and business objectives of the Company (including the preservation of the profitability and goodwill of the Company’s businesses) while also evaluating those decisions in the context of the ongoing restatement of the Company’s financial statements and the investigations and the sales of the businesses which occurred in 2006 and 2007. An additional factor in the Compensation Committee’s deliberations was the need to ensure that the restatement of the Company’s financial statements was accomplished as expeditiously as possible. The Compensation Committee believed it was very important to retain key executives during this uncertain period to achieve strategic objectives, including maximizing the value of portions of the business which might be sold to generate cash for the Company. The Compensation Committee considered that the uncertainty about the timing and results of strategic alternatives including the possibility that the Company’s size and strategy could change significantly as the outcomes of strategic alternatives unfolded required the Compensation Committee to implement retention initiatives for its key executives. This emphasis on retention also resulted in a greater emphasis on short- and mid-term compensation in order to achieve strategic objectives.

On behalf of the Compensation Committee, Frederic W. Cook & Company, a national executive consulting firm serving as the independent advisor to the Compensation Committee, interviewed key executives to understand the perspectives and retention needs of such key executives. Frederic W. Cook & Company worked with the Compensation Committee and the Company to structure retention agreements for certain key executives. Because such retention agreements required the approval of the Company’s lenders, the lenders also provided input on the structure of the retention agreements such as the period over which stock vested, the individuals to whom retention agreements were offered and payment limitations while the loans were outstanding. In connection with its review of the proposed retention agreements, the Compensation Committee analyzed tally sheets setting forth the amounts executives would receive under the retention agreements under various scenarios.

The Compensation Committee approved in 2006 retention agreements with Messrs. Surratt, Prichard, Buchardt and Wyszkowski as well as another executive officer who is not set forth in the Summary Compensation Table. In each of the agreements, the executives agreed to cooperate fully with the Company and its investment bankers, attorneys, accountants and advisors in connection with the Company’s restructuring efforts. The agreements for those executives set forth in the Summary Compensation Table are described in more detail in the Executive Agreements section. The components of the retention agreements are also discussed in the applicable section of this Compensation Discussion and Analysis. In general, the retention agreements contained the following components:

•	Salary

•	Annual bonus

•	Restricted stock to be granted on December 31, 2006

•	Severance

•	Enhanced severance for termination within two years after certain transactions

•	Parachute excise tax protection

•	Benefits

In 2007, the Compensation Committee approved an agreement with Mr. Klausner which contained similar severance and enhanced severance protection as provided to the other executive officers who previously received retention agreements. Mr. Klausner’s agreement which is described in more detail in the Executive Agreements section, also provided for a grant of stock appreciation rights and contained salary, bonus and benefits provisions.

KEY COMPONENTS OF COMPENSATION

The objective of the Company’s compensation program has been to reward executives in a manner consistent with the Company’s strategic objectives. The Company’s compensation program for executive officers has consisted primarily of the following components:

•	Base salary

•	Annual bonus

•	Equity awards

•	Benefits

Base Salary

Base salary is intended to provide a fixed component of compensation reflecting the executive’s position and responsibilities. The Compensation Committee did not adjust base salaries in 2006. The Company historically benchmarked base salary as well as other compensation elements against pay for comparable positions using the Towers Perrin’s general industry compensation database.

Given the changes in the Company and the emphasis on retention and preserving Company value, the benchmarking analyses completed in prior years were not conducted in 2006. The market information collected in prior years was for companies generally the same size as the Company (revenues of $500 million to $1 billion), as well as for the next-larger size category ($1 billion to $3 billion) to reflect the Company’s growth strategy, the complexity associated with the significant level of mergers and acquisition activity, and its practice of recruiting senior executives from larger companies. However, the Compensation Committee used such information only as a guideline and used flexibility in determining base salary and total compensation when necessary to attract and retain the right leadership talent. For example, in attracting executives to join the Company from a larger company, the Compensation Committee may determine it appropriate to provide a higher base salary than indicated by the benchmarks in order to provide an increase in base salary from the position from which the Company was recruiting the executives. The Compensation Committee also may provide for significant increases in base salary in connection with a significant increase in responsibility such as in connection with Mr. Surratt’s appointment as President and Chief Executive Officer of the Company in 2007. The Compensation Committee may also increase base salary or provide other additional compensation for an executive’s geographic relocation and reassignment.

Annual Bonus

Annual bonuses for executives have historically been structured to encourage executives to work together as a team to achieve the business’ financial goals and strategic objectives. Therefore, the Compensation Committee has generally paid annual bonuses to executives on pure calculation of the financial goals with all members of the executive team receiving a bonus based on the same achievement percentage. The Compensation Committee, however, does retain flexibility to make adjustments based on its judgment of the executive’s contributions and the challenges encountered. In addition, presidents of business units will generally have their goals and strategic objectives related to their business unit rather than the Company as a whole.

Corporate Bonus Program

The annual cash bonus programs apply at the corporate level for most executives and at the division level for those executives whose performance is primarily at the division level. In general, the bonus programs for 2006 reflected an emphasis on delivering earnings and cash flow results with a reduced emphasis on revenue. For 2006, Messrs. Surratt and Buchardt participated in the executive corporate level program. Mr. Prichard participated in the program for PQIL and Mr. Klausner participated in a program for certain consolidated results of Voyager, LearningPage, ExploreLearning and K12. The bonus program for Mr. Wyszkowski was based on the results from PQBS and the sale of PQBS. The Compensation Committee determined that for 2006 Mr. Aldworth’s bonus would be determined after the end of the year based on the Compensation Committee’s discretionary assessment of his performance for the year. Under both the corporate and division program, each participant is designated a target incentive award, expressed as a percentage of base salary. The Compensation Committee determines in its sole discretion the bonus payments after considering the extent to which performance goals have been achieved and as deemed appropriate, individual performance and other factors. Achievement of goals is evaluated on a scale ranging up to 200% of target.

The corporate bonus program for 2006 was based on three elements:

•	Performance against the Company’s operating plan (30%).

•	Compliance with the lenders’ waiver (35%).

•	Strategic execution and success on the Company’s divestiture/recapitalization objectives (35%).

The Company’s operating plan was comprised of:

•	Revenue, weighted 20%;

•	Earnings before interest and taxes, excluding restatement and option expense, weighted 40%; and

•	Cash flow, excluding restatement and option expense, weighted 40%.

Prescribed levels of earnings before interest and taxes, excluding restatement and option expense had to be met for certain payments to be made even if the other criteria were met. Restatement and stock option expense were excluded from earnings before interest and taxes and cash flow goals because they were perceived to be beyond management’s control.

Set forth below is the 2006 corporate bonus scale for performance against the Company’s operating plan (representing 30% of corporate bonus):

	2006 Targets (000s)
	2006 Weight	20%	50%	75%	85%	100%	125%	150%	200%
Revenue	20%	531,356	557,356	580,683	594,139	604,446	614,718	624,991	636,537
EBIT (excluding restatement and option expense)	40%	40,392	48,478	56,087	62,712	73,422	78,337	83,251	91,958
Cash Flow (excluding restatement and option expense)	40%	9,580	17,240	23,023	28,223	39,986	43,752	47,517	53,814
Total	100%

1.	EBIT 20% payout level must be achieved before any payouts are earned on this component, including payouts on Revenue and Cash Flow.

2.	EBIT 75% payout level must be achieved to earn payouts of 75% or greater on this component, including payouts on Revenue and Cash Flow.

3.	EBIT 150% payout level must be achieved to earn payouts of 150% or greater on this component, including payouts on Revenue and Cash Flow.

The Compensation Committee approved the corporate bonus for 2006 at 134% of target based on 76% achievement of financial goals, subjective assessment of the successful achievement of the goal of lender waiver compliance and strategic execution and success on the Company’s divestiture/recapitalization through achievement of the PQBS and PQIL divestitures (although the PQIL sale agreement was entered into in December 2006 and the transaction was completed in February 2007).

Mr. Klausner’s Bonus Program (Voyager Education)

Mr. Klausner’s 2006 bonus was dependent upon the performance of Voyager Expanded Learning, LearningPage, ExploreLearning and K12. During 2005, Mr. Klausner participated in the PQIL bonus program (but did not receive a bonus). His participation in the Voyager and related company program reflects his change in position. His 2006 bonus program was comprised of:

•	Revenue for Voyager, LearningPage and ExploreLearning, weighted 25%;

•	Earnings before interest and taxes for Voyager, K12, LearningPage, and ExploreLearning, weighted 50%;

•

Cash Flow for Voyager, K12, LearningPage and ExploreLearning (defined with respect to LearningPage, ExploreLearning and K12 as earnings before interest, depreciation and amortization less capital expenditures), weighted 25%.

The 2006 bonus scale for Mr. Klausner was:

	2006 Targets (000s)
	2006 Weight	20%	50%	75%	85%	100%	125%	150%	200%
Revenue	25%	110,940	122,494	132,882	138,037	143,404	145,852	148,300	151,196
EBIT	50%	28,388	31,627	34,465	37,398	40,628	41,911	43,194	45,216
Cash Flow	25%	27,293	32,915	36,833	40,439	47,652	50,380	53,107	57,907
Total	100%

1.	EBIT 20% payout level must be achieved for any bonus to be paid.

Although certain revenue and cash flow targets were achieved, no bonus was paid to Mr. Klausner because the earnings before interest and taxes 20% payout level was not achieved.

Mr. Prichard’s Bonus Program (PQIL)

In 2006, Mr. Prichard participated in the PQIL bonus program. He was guaranteed 100% of his target bonus and had the opportunity to receive a higher bonus based on financial measures for PQIL or the sale price of PQIL. The financial measures were the same as the measures for the Company’s operating plan: (1) revenue, weighted 20%; (2) earnings before interest and taxes, weighted 40%; and (3) cash flow, weighted 40%. Set forth below is the 2006 PQIL program bonus scale:

	2006 Targets (000s)
	2006 Weight	100%	125%	150%	200%
Revenue	20%	241,671	246,671	251,671	256,671
EBIT	40%	-4,186	-1,389	1,407	7,000
Cash Flow (includes H-Ed and K12)	40%	4,094	5,846	7,597	11,100
Total	100%

1.	EBIT 150% payout level must be achieved to earn payouts of 150% or greater, including payouts on Revenue and Cash Flow.

If the sale of substantially all of the assets of PQIL occurred, the bonus payout would be the greater of year to date performance based on the financial bonus scale above or the sale scale below based on purchase price:

	2006 Payout Percentages and Achievement Levels (000s)
Division/Measures I&L Sale (in thousands)	100%	125%	150%	200%
Sale Price	$125,000	$150,000	$175,000	$200,000

Although the PQIL sale closed in February 2007, the Compensation Committee determined to award Mr. Prichard at the maximum 200% of target level based on the sale price achieved for PQIL and his performance in getting the sale accomplished.

Mr. Wyszkowski’s Bonus Program (PQBS)

In 2006, Mr. Wyszkowski participated in the PQBS bonus program. He had the opportunity to receive a bonus based on the operating performance of PQBS and the sale price of PQBS. His 2006 bonus program was comprised of:

•	Earnings before interest and taxes for PQBS, weighted 50%;

•	Cash Flow for PQBS (defined as earnings before interest, depreciation and amortization less capital expenditures), weighted 50%.

The 2006 bonus scale for Mr. Wyszkowski was:

	2006 Targets (000s)
	2006 Weight	20%	50%	75%	85%	100%	125%	150%	200%
EBIT	50%	47,669	49,026	50,383	52,344	57,518	58,096	58,675	59,253
Cash Flow	50%	46,300	47,300	48,300	49,600	53,992	54,570	55,149	55,727
Total	100%

The Committee determined that bonuses for PQBS employees would be calculated based on cash flow and earnings before interest and taxes results to the date of the sale against the operating plan for PQBS, prorated to the date of the sale. The Committee determined that on such basis, in addition to the sale bonus he received, the bonus for Mr. Wyszkowski as well as other PQBS employees would be paid at approximately 65% of target bonus prorated through the date of sale.

Mr. Wyszkowski’s sale bonus was partially payable in cash and partially payable in stock, with the size of the payments in cash and stock determined by the sale price of the PQBS business. A sale price of $450 million or more provided the maximum sale bonus payable in stock of $1.254 million and a sale price of $600 million or more provided the maximum sale bonus payable in cash of $0.9 million as described below. For purposes of the sale bonus, the purchase price was treated as $517.3 million so the maximum stock bonus was achieved and the cash bonus was interpolated between a bonus of $0.5 million for a $500 million sale price and $0.9 million for a $600 million sale price.

Impact of Retention Agreements on Bonuses

As part of the retention agreements, 100% of the target bonus awards for Messrs. Surratt and Prichard were guaranteed. In connection with his employment agreement upon becoming chief executive officer, Mr. Surratt’s target bonus award for 2007 and the first half of 2008 was also guaranteed. The Compensation Committee considered such target bonus guarantees necessary and appropriate to retain these key individuals.

2007 Bonus Program

For 2007, the Compensation Committee chose to allocate 60% of the overall corporate financial metric weighting to revenue and eliminate cash flow as a metric. Earnings before interest, taxes, depreciation and amortization (EBITDA) rather than EBIT was used as the other financial metric for 2007 weighted at 40%. For 2007, goals for significant legal projects for Mr. Buchardt were also established.

Equity Awards

Historically, the Compensation Committee preferred to grant stock options to executives as a long-term incentive award. The Compensation Committee believed that options rewarded executives for stock price appreciation and further aligned the interests of the executives with the shareholders. The Compensation Committee appreciated the greater leverage that options provided as a means for executives to accumulate wealth.

In 2004, the Compensation Committee granted executives stock options in a number that was the projected aggregate number of options that would have been granted annually over a 5-year period to the executives. These options were scheduled to vest after seven years, subject to accelerated vesting if certain stock price thresholds were met. There were limitations on the time period before which such options could be exercised and executives were required to retain 50% of all after-tax gain in shares of the Company upon the exercise of such options until their termination of employment.

Because of the subsequent Company accounting issues, the exercise price of these options was significantly above the trading price of the Company shares and therefore the options were not perceived by either the Company or the executives as providing the incentive for which they were originally designed. In 2007, after the Company shares were no longer traded on the New York Stock Exchange, Messrs. Surratt and Buchardt relinquished their rights to these options.

During 2006, the Compensation Committee determined that because of the potential limitations on the ability of executives to sell shares, it was appropriate to extend the period after a termination of employment during which executive options could be exercised to up to 12 months after a termination of employment by the Company without cause or resignation by the executive for good reason.

Restricted stock was included in the retention agreements of the executives. The retention agreements for Mr. Surratt and Mr. Prichard provided that on December 29, 2006 (or in certain events, an earlier date), a number of restricted shares equal to a dollar amount divided by an average share price would be granted subject to a maximum share number. Mr. Buchardt’s agreement provided for a specific number of shares to be granted on December 29, 2006 (or in certain events, an earlier date). As described above in the bonus section, Mr. Wyszkowski’s bonus provided for payment of a sale bonus partially payable in cash and partially payable in stock, with the size of the payments in cash and stock determined by the sale price of the PQBS business.

The vesting of restricted stock provided for under the retention agreements varied - six months after the sale of PQBS for Mr. Wyszkowski, December 31, 2007 or earlier upon certain transactions for Messrs. Pritchard and Surratt, and 50% vesting for Mr. Buchardt on March 31, 2007, and 50% on March 31, 2008, subject to certain accelerated vesting. Prior to the issuance of restricted stock, the Compensation Committee determined that cash would be more liquid and hence a better incentive for the executives so the executives relinquished their right to restricted stock in exchange for a cash payment to be made at the later of the time such restricted stock would have vested or the Company’s lenders had been repaid from the proceeds of the sale of PQIL. In connection with the negotiation of Mr. Surratt’s terms of employment in connection with his becoming chief executive officer, the vesting date of December 31, 2007 for the replacement cash payments was accelerated to September 1, 2007.

In connection with the negotiation of Mr. Klausner’s agreement in 2007, the Compensation Committee determined that stock appreciation rights, payable in cash based on appreciation in the value of the Company stock, were the appropriate equity incentive to further align Mr. Klausner’s interests with those of shareholders as well as to provide Mr. Klausner with liquidity upon the exercise of such rights.

As part of his negotiated agreement upon becoming chief executive officer in 2007, Mr. Surratt was promised in lieu of an equity grant during 2008, a cash payment of one million dollars to be paid after the earliest of June 30, 2008 provided he remains employed by the Company on that date, a change in control or a termination of employment by the Company without cause, or resignation by him for good reason.

Benefits

Executives participate in many of the same benefits as are available to Company employees generally. Prior to 2007, executives were also able to defer the receipt of compensation under the Executive Deferred Compensation Plan. As of each December 31, the Company also credited the deferral accounts of executives with employer contributions of 15% of the executive’s base salary and bonus as a supplemental executive retirement benefit. The Compensation Committee determined that for 2007 and thereafter, both to simplify the Company’s benefit structure and to wind down the deferral plans, it would provide a cash payment to executives rather than provide a supplemental executive retirement benefit credit under the Executive Deferred Compensation Plan. For those executives whose employment is terminated, a pro-rata cash payment for the portion of the year the executive was employed is made in lieu of a supplemental executive retirement benefit credit.

Prior to the negotiation of the retention agreements, the Company provided certain perquisites to better enable it to attract and retain key executives. As part of the negotiation of the retention agreements, the Compensation Committee decided to provide an additional cash amount rather than continue perquisites to executives with retention agreements and also provided that such additional cash amounts in lieu of perquisites would not be used to determine bonuses or other benefits determined by base salary. In addition, because of the unusual circumstances of the relocation of corporate headquarters, the Company continues to provide certain benefits in connection with commuting costs and limited protection on the sale of a residence in appropriate circumstances. For example, such benefits are provided to Mr. Surratt in his employment agreement entered into when he became chief executive officer of the Company.

SEVERANCE

In 2006, the Compensation Committee provided more extensive severance protection as part of the retention agreements negotiated with Messrs. Surratt, Prichard, Wyszkowski and Buchardt than the Company’s general severance program or what was previously set forth in offer letters. Mr. Klausner’s agreement was entered into in 2007. Under the retention agreements, Messrs. Surratt, Prichard and Wyszkowski would receive two times their annual base salary for termination of employment in certain circumstances listed below entitling them to enhanced severance and one and one-half times their annual base salary for other terminations entitling them to severance under the retention agreements. An executive is generally entitled to enhanced severance under the retention agreement if his employment is terminated within two years after (1) a change in control, (2) both an acquisition of at least 30% of the Company’s outstanding voting stock and a change in the board of directors or (3) in the case of Mr. Prichard and Mr. Wyszkowski, the sale of their respective business units. For Mr. Buchardt and Mr. Klausner, the base salary multiplier for severance is one and half times for enhanced severance and one times for other severance qualifying for payments.

In general, for the executive to obtain any severance the Company had to terminate the executive’s employment without cause or the executive had to terminate his employment for good reason as described in more detail in the Executive Agreements section. For executive retention agreements other than for Mr. Klausner, the Committee approved a one-month period between December 31, 2007, and January 30, 2008, after certain transactions such as the sale of both PQBS and PQIL, during which the executive could voluntarily terminate employment and be treated as having good reason and therefore entitled to the enhanced severance. In Mr. Surratt’s 2007 employment agreement, the period was delayed six months until between June 30, 2008, and July 31, 2008. In 2008, the Company extended throughout 2008 such period for Mr. Buchardt in order to encourage Mr. Buchardt to remain with the Company given his extensive background and knowledge regarding the Company’s legal issues.

As a safeguard for the executives, the retention agreements required that an amount equal to the enhanced severance benefits be deposited to a trust after certain transactions resulting in the trailing 12 month revenues of the retained businesses after the transactions were less than $170.1 million. After the sale of PQBS and PQIL, this standard was triggered and amounts sufficient to fund enhanced severance under the retention agreement were deposited in a trust.

The retention agreements provide for pro-rata payment of bonuses in the year the executive is terminated in some circumstances. The Compensation Committee determined that for 2007 and thereafter, it would provide a cash payment rather than a supplemental executive retirement benefit credit under the Executive Deferred Compensation Plan for the year. For those executives whose employment is terminated during a year, a pro rata cash payment for the portion of the year the executive was employed is made in lieu of any additional supplemental executive retirement benefit credit. The retention agreements also provided for certain continuation of benefits under circumstances entitling the executive to severance.

The vesting of the replacement cash payments for the restricted stock under the retention agreements is accelerated upon a termination of employment by the Company without cause or by the executive for good reason. Only a portion of Mr. Klausner’s stock appreciation right vests if he is terminated by the Company without cause or by him for good reason.

As President and Chief Executive Officer, Mr. Aldworth did not enter into a retention agreement with the Compensation Committee but actively participated in certain discussions regarding the negotiation of retention agreements for other executives. When in 2007 Mr. Aldworth resigned and Mr. Surratt succeeded him as President and Chief Executive Officer, the Compensation Committee considered it appropriate to provide Mr. Aldworth with two times base salary payable over 24 months as a severance payment in recognition of his service, with such payments being contingent on the completion of the PQIL sale.

CHANGE IN CONTROL TRIGGERS AND PARACHUTE EXCISE TAX PROTECTION

Upon a change in control, the replacement cash payments for the restricted stock under the retention agreements vest. In addition, upon a change in control, certain bonuses under the agreements with executive would be paid. Options other than the 2004 options granted to executives generally vest on a change in control. The stock appreciation rights granted to Mr. Klausner also vest upon a change in control.

As the 2004 option grants provided for a tax reimbursement provision if the executive incurred parachute excise taxes, the retention agreements maintained that protection for executives, provided that no such gross-up payments were made prior to certain of the Company’s loan agreements being repaid. Such parachute tax gross-up provision was not included in Mr. Klausner’s retention agreement although his 2004 option grant, which remains outstanding, had a parachute tax gross-up provision.

RETENTION OF STOCK AND RECOVERY OF AWARDS

As part of the retention agreements, the executives agreed not to sell or otherwise transfer shares of the Company within 90 days after their termination of employment without the express written consent of the Company’s general counsel. The 2004 options required executives to retain 50% of all after-tax gain in shares of the Company of such options until the executives’ termination of employment upon exercise.

Messrs. Aldworth, Klausner and Buchardt all agreed not to take any bonus in 2006 for the 2005 year in light of the discovery of the accounting irregularities. The retention agreements with executives provide that if any action or inaction by such executives constitutes grounds for termination for cause under the retention agreement, the Company may recover all awards and payments made under the retention agreements.

ACCOUNTING AND TAX

The Compensation Committee considers the tax and accounting consequences in structuring compensation as well as the retention agreements, including, as mentioned above, the tax implications associated with a change in control.

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that the Company may deduct in any year with respect to each of the named executive officers other than the chief financial officer, unless the compensation is performance-based compensation and meets certain requirements, as described in Section 162(m) and the related regulations. However, the Compensation Committee believes that it is important to preserve flexibility and maximize the effectiveness of the

Company’s executive compensation programs in a manner designed to recruit, retain and reward high-performing executives or promote strategic corporate goals. Accordingly, the Compensation Committee may approve compensation that exceeds the $1 million limit and does not meet the requirements of Section 162(m) or that may have negative accounting consequences, but that is deemed to be in the Company’s best interests and the best interests of our shareholders. For example, the sale bonus to Mr. Wyszkowski did not meet the requirements of Section 162(m) and therefore only a portion of the compensation paid to Mr. Wyszkowski was deductible for federal income tax purposes. The Compensation Committee carefully considered the accounting impact of its equity awards, including the accounting charges in connection with Mr. Klausner’s stock appreciation rights. It also noted in connection with outstanding stock options the negative accounting consequence of extending the term of options after termination of employment as well as the positive accounting consequence of the forfeiture of the options of Messrs. Surratt and Buchardt.

Report of the Compensation Committee

The Compensation Committee reviewed and discussed with management the foregoing Compensation Discussion and Analysis for the year ended December 30, 2006. Based on this review and discussion, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis for the year ending December 30, 2006 be included in the Company’s Form 10-K for filing with the SEC.

Compensation Committee:

William E. Oberndorf, Chair

Frederick J. Schwab

COMPENSATION AND STOCK OWNERSHIP INFORMATION

2006 SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid or earned during the fiscal year ended December 30, 2006 by the Named Executive Officers (“NEOs”).

Name and Principal Position	Year	Salary(2) ($)	Bonus(3) ($)	Stock Awards(4) ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation(6) ($)	All Other Compensation(7) ($)	Total(8) ($)
Alan W. Aldworth, President and Chief Executive Officer, ProQuest Company	2006	$675,000	—	—	$1,493,861	—	$152,181	$2,321,042
Richard J. Surratt, Senior Vice President & Chief Financial Officer, ProQuest Company	2006	$313,027	$150,000	$64,344	$335,079	$51,000	$201,472	$1,114,922
Ronald Klausner, President, ProQuest Education	2006	$537,075	—	—	$868,146	—	$342,763	$1,747,984
David A. Prichard, President, ProQuest Information & Learning	2006	$312,277	$210,000	$28,373	$540,057	$210,000	$96,618	$1,397,325
Todd W. Buchardt, Senior Vice President & General Counsel	2006	$300,742	—	—	$267,904	$384,076	$56,594	$1,009,316
Andy H. Wyszkowski, President, ProQuest Business Solutions (1)	2006	$340,230	—	—	$15,588	$1,963,540	$815,503	$3,134,861

1.	For the 2006 fiscal year, Mr. Wyszkowski was President of PQBS. The PQBS business unit was sold to Snap-on effective November 28, 2006.

2.	Includes regular salary as well as a salary adjustment of up to $20,800 for the discontinuation of certain perquisites for those executive officers who entered into retention agreements in 2006.

3.	Represents the 2006 bonus earned by the executive pursuant to the retention agreement entered into in 2006.

4.	The amounts reported in this column for each executive reflects the compensation costs for financial reporting purposes for the year under SFAS No. 123R for outstanding stock awards (other than stock options) granted in prior years. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note 1 and 16 to the Company’s audited financial statements included in this Form 10-K for 2006. However, pursuant to SEC rules, the amounts shown above do not reflect any assumption that a portion of the awards will be forfeited. More information regarding outstanding stock awards is set forth in the 2006 Outstanding Equity Awards at Fiscal Year-End Table.

5.

The amounts reported in this column for each executive reflects the compensation costs for financial reporting purposes for the year under SFAS No. 123R for stock options granted in prior years. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Notes 1 and 16 to the Company’s audited financial statements included in this Form 10-K for 2006 and in Notes 1 and 18 to the Company’s audited financial statements included in the Company’s Form 10-K for 2005. However, pursuant to SEC rules, the amounts shown above do not reflect any assumption that a portion of the awards will be forfeited and do not reflect a forfeiture of an amount expensed in a prior year. More information regarding outstanding stock options is set forth in the 2006 Outstanding Equity Awards at Fiscal Year-End Table.

6.	Non-equity incentive plan payments earned are based on 2006 financial achievement under the Company Annual Incentive Plan. For Mr. Surratt and Mr. Prichard, the payments represent the bonus amount earned in excess of the minimum 2006 bonus to which the executive was entitled pursuant to his retention agreement. For Mr. Wyszkowski, this includes $1,838,200 in a sale bonus associated with the sale of the PQBS division to Snap-on, $15,409 in interest related to the sale bonus and $123,931 as a prorated annual incentive.

7.	Refer to All Other Compensation table and footnotes thereto for details.

8.	During 2006, the executives did not participate in any Company defined benefit pension plan and there were no above market or preferential earnings with respect to the Company’s nonqualified deferred compensation plan. Information regarding the Company’s deferred compensation plan is set forth under the 2006 Nonqualified Deferred Compensation Table.

2006 ALL OTHER COMPENSATION TABLE

Name	Tax and Financial Planning Services	Executive Health/ Medical	Life Insurance Premiums	Company Contri- butions to 401(k) Plan	Company Contri- butions to DC Plan(1)	Relocation Expenses	Perquisites and Other Personal Benefits(2)	Automobile	Club Member- ships	Tax Reimbur- sement		Total
Alan W. Aldworth	$11,985	$7,122	$624	$6,600	$101,250			$11,112	$6,419	$7,069		$152,181
Richard J. Surratt		$429	$48	$6,600	$45,411	$139,008	$131	$7,821	$1,631	$393		$201,472
Ronald Klausner	$6,379		$516	$6,600	$80,561	$234,273		$11,112	$600	$2,722		$342,763
David A. Prichard	$400		$288	$6,600	$79,534		$1,151	$6,411	$1,631	$603		$96,618
Todd W. Buchardt	$225		$276	$6,600	$42,994			$6,411		$88		$56,594
Andy H. Wyszkowski			$305	$6,600			$5,937			$802,661	(3)	$815,503

1.

Contributions are set forth in the 2006 Nonqualified Deferred Compensation Table. The Company agreed to pay Mr. Wyszkowski an amount equal to a pro-rated Company contribution for 2006 to the executive deferred compensation plan to the extent the acquirer of PQBS did not provide an equivalent benefit.

2.	Includes the following amounts for home office equipment and business accessories: For Mr. Surratt, $131; Mr. Prichard $1,151. Also includes $5,937 with respect to costs associated with Mr. Wyszkowski’s spouse accompanying him to a business meeting.

3.	Reflects tax reimbursement for parachute excise tax pursuant to Mr. Wyszkowski’s retention agreement.

2006 GRANTS OF PLAN-BASED AWARDS

The following table sets forth the range of payouts for fiscal 2006 performance under the annual cash incentive plan in excess of the minimum incentive amounts for 2006 provided by executive retention agreements as well as the cash awards substituted for restricted stock in fiscal 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name(1)	Type of Award	Threshold($)	Target($)	Maximum($)
Richard J. Surratt	Annual Incentive			$150,000
	Cash Award in Lieu of Restricted Stock(2)		$1,400,000
Ronald Klausner	Annual Incentive	$75,190	$375,952	$751,905
David A. Prichard	Annual Incentive			$210,000
	Cash Award in Lieu of Restricted Stock(2)		$1,230,000
Todd W. Buchardt	Annual Incentive(3)	$57,325	$286,624	$578,248
	Cash Award in Lieu of Restricted Stock(4)		$627,000
Andy H. Wyszkowski	Annual Incentive		$190,800	$381,600
	Cash Sale Bonus(5)	$200,000	$500,000	$900,000
	Cash Award in Lieu of Stock Sale Bonus(5)	$500,000	$800,000	$1,254,000

1.	Mr. Aldworth did not have a non-equity incentive plan award for 2006.

2.	Became fully vested and, therefore, earned December 31, 2007. In 2007, in connection with his promotion to Chief Executive Officer of the Company, the vesting date for Mr. Surratt’s award was accelerated to September 1, 2007.

3.	Mr. Buchardt’s annual incentive reflects an enhanced 2006 threshold, target and maximum pursuant to Mr. Buchardt’s 2006 retention agreement.

4.	Became 50% vested on March 31, 2007 and the remaining 50% vested on March 31, 2008.

5.	Mr. Wyszkowski’s sale bonus consists of a cash payment and an additional cash payment in lieu of an equity payment both of which were earned upon the completed sale of PQBS to Snap-on prior to December 31, 2006 and continued employment after the sale. Both cash payments were dependent on the sale price of PQBS.

ADDITIONAL COMPENSATION INFORMATION

As described in the Compensation Discussion and Analysis and the Potential Payments upon Termination or Change of Control, the executives other than Mr. Aldworth entered into retention agreements which addressed bonus and severance. These retention agreements also provided for the grant of restricted stock subject to certain vesting requirements. Subsequently, the executives exchanged their right to restricted stock for a right to a cash award subject to the same vesting requirements. These cash awards in lieu of restricted stock are set forth above in the 2006 Grants of Plan-Based Awards Table.

Mr. Klausner entered into his retention agreement in 2007 rather than 2006 and did not receive a grant of restricted stock that was later substituted for a cash award. Instead, Mr. Klausner received a grant of stock appreciation rights (“SAR”) with respect to 300,000 shares of Company common stock on April 24, 2007. The base price for the SAR is $8.55, which was the closing price of a share of the Company’s common stock on the grant date. The difference between the fair market value of a share of the Company’s stock and the base price is payable on exercise in cash. The term of the SAR is five years subject to earlier expiration in the event Mr. Klausner terminates employment under certain circumstances. Mr. Klausner will vest in 100,000 of the shares subject to this SAR on each of the first three anniversaries of the grant date, provided he remains continuously employed by the Company on each such date. Notwithstanding the foregoing, vesting of the SAR will fully accelerate on a Change of Control of the Company if he remains continuously employed on such date. If his employment is terminated by the Company without Cause or is terminated by him for Good Reason prior to the first anniversary of the Retention Agreement, 100,000 of the shares subject to the SAR will vest upon such termination and the remainder of the SAR will be cancelled with no consideration due to him. Because this grant was made in 2007, the SAR grant is not reflected in the compensation tables in this Form 10-K.

On February 1, 2007, in connection with Mr. Surratt’s promotion to Chief Executive Officer, the Company entered into an amendment of Mr. Surratt’s retention agreement. As part of such amendment, Mr. Surratt’s base salary was increased to $675,000 and his target bonus was increased to 85% of base salary (both the base salary and target bonus percentage are the same as that previously provided to Mr. Aldworth). Mr. Surratt’s bonus was guaranteed at such target level through June 30, 2008. The amendment also provides that Mr. Surratt will receive in lieu of an equity grant during 2008, one million dollars within five business days after the earliest of (1) June 30, 2008 provided he is employed by the Company on such date, (2) a Change of Control, or (3) termination of his employment without cause or resignation for good reason.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the outstanding equity awards held by the NEOs at December 30, 2006.

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#): Exercisable	Number of Securities Underlying Unexercised Options (#): Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#) (4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Alan W. Aldworth	2/28/2001	38,258	—	—	$22.95	2/28/2011	—	—
	9/27/2001	20,000	—	—	$30.01	9/27/2011	—	—
	11/16/2001	6,000	—	—	$32.69	10/17/2010	—	—
	1/7/2002	80,000	—	—	$33.80	1/7/2012	—	—
	3/5/2003	56,372	—	—	$18.31	3/5/2009	—	—
	6/9/2003	15,744	—	—	$27.00	10/17/2010	—	—
	12/10/2003	15,770	—	—	$28.44	10/17/2010	—	—
	12/10/2003	1,508	—	—	$28.44	2/28/2011	—	—
	2/4/2004	—	—	750,000	$30.97	2/4/2014	—	—
	6/14/2004	24,395	—	—	$25.82	3/5/2009	—	—
	3/7/2005	15,319	—	—	$36.62	3/5/2009	—	—
Richard J. Surratt	11/2/2005	—	—	175,000	$30.97	11/2/2015	—	—
	11/2/2005	—	—	—	—	—	6,840	$71,478
Ronald Klausner	4/10/2003	100,000	—	—	$21.15	4/10/2009	—	—
	2/4/2004	—	—	440,000	$30.97	2/4/2014	—	—
David A. Prichard	4/21/2003	3,000	—	—	$19.87	4/21/2009	—	—
	1/5/2004	3,333	1,667	—	$30.00	1/5/2010	—	—
	3/3/2004	4,666	2,334	—	$29.95	3/3/2010	—	—
	10/5/2005	—	—	100,000	$36.25	10/5/2015	—	—
	3/10/2005	—	—	—	—	—	2,514	$26,271
Todd W. Buchardt	4/1/1998	5,000	—	—	$27.44	4/1/2008	—	—
	2/26/1999	24,000	—	—	$33.13	2/26/2009	—	—
	10/12/2000	15,000	—	—	$19.69	10/12/2010	—	—
	2/28/2001	18,000	—	—	$22.95	2/28/2011	—	—
	3/6/2002	22,000	—	—	$36.00	3/6/2012	—	—
	3/5/2003	19,700	—	—	$18.31	3/5/2009	—	—
	2/4/2004	—	—	170,500	$30.97	2/4/2014	—	—
Andy H. Wyszkowski	1/22/2001	12,000	—	—	$19.50	11/28/2007	—	—
	3/6/2002	8,000	—	—	$36.00	11/28/2007	—	—
	10/8/2002	15,000	—	—	$27.01	11/28/2007	—	—
	3/5/2003	35,000	—	—	$18.31	11/28/2007	—	—
	2/4/2004	—	—	260,000	$30.97	2/4/2014	—	—

1.

Generally, earned options vest at a rate of 33 1/3% per year over the first three years of their term. The options granted to Mr. Buchardt in 1998 and 1999 vested 20% per year over the first five years of their term.

2.

Unexercisable unearned options vest (i) based on performance determined on the basis of the rolling average of the fair market value of a share of the Company Common Stock for a period of ninety consecutive trading days during the performance period or (ii) otherwise on the seventh year anniversary of the grant provided the executive remains employed through such period. The stock price targets are consistent for all participants and range from $36.67 to $46.88 and above. The performance period for Mr. Aldworth, Mr. Klausner, Mr. Buchardt and Mr. Wyszkowski begins on January 1, 2005 and ends April 1, 2009. The performance period for Mr. Surratt begins on the grant date of November 2, 2005 and ends April 1, 2009. The performance period for Mr. Prichard begins on the grant date of October 5, 2005 and ends on April 1, 2009. Messrs. Surratt and Buchardt later agreed to a cancellation of their unexercisable unearned options. The options held by Mr. Wyszkowski and Mr. Prichard expired unexercised 12 months after their termination of employment.

3.	On August 9, 2006, the Company’s Compensation Committee extended the period of time that Messrs. Aldworth, Surratt, Klausner, Prichard, Buchardt, and Wyszkowski may exercise their outstanding vested stock options (other than their unexercisable unearned option grants dated February 4, 2004 (with respect to Messrs. Aldworth, Buchardt, Klausner, and Wyszkowski), October 5, 2005 (with respect to Mr. Prichard) and November 2, 2005 (with respect to Mr. Surratt)) due to involuntary termination of employment by the Company without cause or resignation for good reason up to 12 months after any such employment termination but not beyond the original option expiration date.

4.	Unvested restricted stock grants vest 50% two years after grant and 50% three years after grant.

5.	Fair market value of unvested restricted stock grants is based on the December 29, 2006 closing stock price of $10.45.

2006 NONQUALIFIED DEFERRED COMPENSATION TABLE

The table below describes individual executive contributions, company contributions, credited earnings, withdrawals, and the aggregate balance as of the end of the year for each NEO:

Name	Executive Contributions in 2006 Fiscal Year(1) ($)	Registrant Contributions in 2006 Fiscal Year(2) ($)	Aggregate Earnings in 2006 Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 2006 Fiscal Year-End ($)
Alan W. Aldworth	—	101,250	99,029	719,440	617,682
Richard J. Surratt	—	45,411	66	—	45,477
Ronald Klausner	—	80,561	75,102	—	743,469
David A. Prichard	15,000	79,534	5,222	47,935	123,816
Todd W. Buchardt	28,662	42,994	27,671	519,024	242,495
Andy H. Wyszkowski	185,914	—	55,469	58,781	487,510

1.	Executive contributions were voluntary deferrals from salary and bonus reflected in the Summary Compensation Table.

2.

The Company credits the executive’s account with a contribution of 15% of salary and bonus paid in the year provided the executive is employed at the end of the year. Since Mr. Wyszkowski was not employed by the Company at the end of the year, he was not credited with a contribution. Company contributions are subject to a vesting schedule with vesting beginning at 50% with 3 years of service and reaching 100% with 6 years of service. Accelerated vesting occurs upon certain changes of control if the executive’s employment is terminated. Contributions are credited at December 31 st each year. The amounts credited December 31, 2006, are reflected in the table above.

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE OF CONTROL

Executive Agreements

The Company entered into retention agreements with each of the NEOs other than Mr. Aldworth whereby the Company agreed to provide these executives with severance benefits upon certain terminations of employment. Mr. Klausner’s retention agreement was entered into in 2007 while the other executives entered into their retention agreements in 2006.

Severance Amounts

Under these retention agreements, if the executive’s employment is terminated without “Cause” or if the executive terminates employment for “Good Reason” at any time during a two-year period beginning on a Change of Control of the Company, or an “Acquisition of at Least 30% of the Company’s Outstanding Voting Stock and Board Change,” the executive would be entitled to the following enhanced severance benefits from the Company subject to signing a release in a form satisfactory to the Company: (1) a single lump sum payment equal to a Severance Factor times his then current base salary, and (2) continued participation for up to a number of years equal to the Severance Factor in all medical, dental and vision plans in which he participates. For Mr. Wyszkowski and Mr. Prichard, a sale of the business which they were heading (PQBS and PQIL, respectively) was treated the same as a Change of Control of the Company for purposes of entitling them to enhanced severance under the retention agreements.

If the executive’s employment is terminated without “Cause” or the executive terminates employment for “Good Reason” and the executive is not entitled to enhanced severance benefits under the retention agreements as described above, then the Severance Factor is reduced. The Severance Factors for the executives are set forth below:

	Enhanced Severance (years)	Regular Severance (years)
Mr. Surratt	2	1.5
Mr. Klausner	1.5	1
Mr. Prichard	2	1
Mr. Buchardt	1.5	1
Mr. Wyszkowski	2	1

The retention agreements also provide for tax reimbursement for parachute excise taxes. Certain payments under the retention agreements are subject to such payments not violating certain terms imposed by the lenders.

Definitions

Change of Control

For purposes of the retention agreements, the term “Change of Control of the Company” is defined to include (1) merger or business combinations in which the Company’s existing stockholders do not continue to own more than fifty percent of the Company, (2) stockholder approval of a plan of liquidation for the Company (this criteria is not included in Mr. Klausner’s retention agreement), (3) certain events that result in the persons who are then the incumbent directors of the Company ceasing to constitute a majority of the Company’s Board of Directors and (4) a sale, lease or transfer of substantially all of the assets of the Company (an “Asset Sale”). For purposes of the retention agreements, the term “Acquisition of at Least 30% of the Company’s Outstanding Voting Stock and Board Change” is defined to mean the acquisition by any person or group of persons of the Company’s voting securities representing 30% or more of the total number of votes eligible to be cast at any election of the directors of the Company and a change in the majority of the Board. A sale of the PQBS or PQIL business was defined as (1) business combinations in which the business’ existing stockholders do not continue to own more than fifty percent of the business, (2) the acquisition by any person or group of persons of the business’ voting securities representing 50% or more of the total number of the business’ voting securities and (3) a sale of substantially all the assets of the business.

The Company determined that an Asset Sale occurred upon the completion of the sale of PQBS and PQIL and therefore a Change of Control of the Company occurred upon the completion of such sales (November 28, 2007) for purposes of the retention agreements. As provided by the retention agreements, a rabbi trust was thereafter established to fund the enhanced severance benefits.

Cause

Under the retention agreements, “Cause” is defined to mean (1) an act of fraud, embezzlement or theft in connection with the executive’s duties or in the course of the executive’s employment; (2) unreasonable neglect or refusal by the executive to perform the executive’s material duties after notice; (3) the executive engages in willful, reckless, or grossly negligent misconduct which is or may be materially injurious to the Company; or (4) the executive’s conviction of or plea of guilty or nolo contendere to a felony.

Good Reason

“Good Reason” is defined generally under the retention agreements to mean (1) the executive is no longer a direct report to the Company’s Chief Executive Officer (or for Mr. Surratt, is no longer the Chief Executive Officer), (2) the executive is assigned any duties inconsistent in any material respect with his position, authority, duties or responsibilities, or any other action that results in a significant diminution in such position, authority, duties or responsibilities, unless the action is remedied by the Company within ten days after receipt of notice, (3) the executive’s assignment for longer than six months to a location in excess of fifty miles from the executive’s then current office, (4) a reduction of the executive’s salary, or a reduction of the executive’s regular bonus target, or (5) material failure to pay the executive’s salary, bonus, equity compensation or benefits under the retention agreement (without substitution of a benefit of at least equal value).

Solely for the purposes of determining entitlement to enhanced severance in retention agreements other than Mr. Klausner’s retention agreement, “Good Reason” also include: (1) a reduction in the executive’s rate of total compensation, in the aggregate, after taking into account the executive’s salary, bonus, incentive compensation, equity compensation, fringe benefits, retirement benefits and any other benefits or an adverse change in the form or timing of the payment of the executive’s salary, bonus or accrued benefits under the deferred compensation plan, as in effect prior to a Change of Control of the Company (other than an Asset Sale or an Acquisition of Greater than 30% of the Company’s Outstanding Voting Stock and Board Change), or (2) the executive resigns from the Company for any reason between December 31, 2007 and January 30, 2008 following an Asset Sale. The period during which the executive could voluntarily resign as Good Reason was subsequently renegotiated for Mr. Surratt to be delayed until June 30, 2008 to July 31, 2008 in connection with his becoming the Chief Executive Officer and for Mr. Buchardt was renegotiated to be throughout 2008 to encourage him to remain with the Company in 2008.

The retention agreements provide that “Good Reason” does not exist due solely to (1) a diminution of the business of the Company or any of its affiliates, including, without limitation, a sale or other transfer of property or other assets of the Company or any of its affiliates, or a reduction in executive’s business unit’s head count or budget, or (2) a suspension of the executive’s position, job functions, authorities, duties and responsibilities while on paid administrative leave due to a reasonable belief that the executive have engaged in conduct constituting “Cause”.

Mr. Wyszkowski

In connection with the sale of PQBS and his termination of employment, Mr. Wyszkowski received a sale bonus of $1,838,609 as discussed above and a tax gross-up for parachute excise tax purposes of $802,661. Pursuant to the provisions of the retention agreement, a portion of these payments was not made until PQIL was sold and the lenders were repaid. The Company agreed to pay Mr. Wyszkowski severance and a 15% supplemental executive retirement plan contribution amount to the extent the buyer of PQBS did not. Mr. Wyszkowski’s post-sale of the business severance payment for a termination as of December 30, 2006 would have been $636,000. Mr. Wyszkowski remained employed by PQBS after its sale and the obligation to pay severance was assumed by the buyer in the sale and renegotiated so the Company had no severance obligation to Mr. Wyszkowski.

Mr. Aldworth

Under the Company’s Separation Benefits Plan, an executive terminated other than for cause is entitled to a severance benefit of 12 weeks pay plus one and one-half additional weeks pay for each additional year of service up to an aggregate maximum of 42 weeks of pay. In addition under such plan, the executive is also entitled to continuation of health coverage for the period of severance. Under the Company’s Separation Benefit Plan, Mr. Aldworth would have been entitled to approximately 21 weeks of severance, aggregating approximately $280,000, and continuation of health benefits for such period. On February 1, 2007, the Company entered into a separation agreement with Alan Aldworth in connection with his resignation as President, Chief Executive Officer, Director and Chairman of the Board. Pursuant to the terms of the separation agreement, the Company agreed to provide Mr. Aldworth with 24 months of base salary ($56,250 monthly base salary) aggregating $675,000 payable over the 24 months after his resignation and up to 24 months of health benefit continuation. In return, Mr. Aldworth agreed to cooperate with the Company and to a 12-month non-solicitation of employees and customers as well as a release of all claims that he may have against the Company. The Company did not provide any annual incentive to Mr. Aldworth for 2006.

The table below sets forth an estimate of the payments that would have been made to Messrs. Surratt, Klausner, Prichard, and Buchardt upon a termination of employment or Change of Control as of December 30, 2006. Note that Mr. Klausner entered into his retention agreement after December 30, 2006 and therefore the severance amounts in the table reflect less severance than his current retention agreement would provide.

2006 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL TABLE

The potential payments upon termination or change of control for NEOs is set forth below. For purposes of this table, 2006 fiscal year end base salary and 2006 incentive awards were used.

	Benefit	Non-Change of Control Termination w/o Cause or for Good Reason ($)	Change of Control Termination w/o Cause or for Good Reason ($)	Death ($)	Disability ($)	Change of Control ($)
Richard J. Surratt(1)	Severance(2)	450,000	600,000	—	—	—
	Annual Incentive(3)	201,000	201,000	201,000	201,000	201,000
	Cash Award in Lieu of Restricted Stock (4)	1,400,000	1,400,000	1,400,000	1,400,000	1,400,000
	Stock Options (unvested and accelerated)(5)	—	—	—	—	—
	Restricted Stock(5)	—	71,478	71,478	—	71,478
	Executive Deferred Compensation	—	45,477	—	—	—
	Benefit Continuation(7)	13,195	17,593	—	—	—
	Home Sale Protection(8)	215,000	215,000	215,000	215,000	215,000
	280G Tax Gross up	—	1,066,822	—	—	1,066,822
	Total:	2,279,195	3,617,370	1,887,478	1,816,000	2,954,300
Ronald Klausner(1)	Severance(2)	537,075	537,075	—	—	—
	Annual Incentive(3)	375,953	375,953	375,953	375,953	375,953
	Stock Options (unvested and accelerated)(5)	—	—	—	—	—
	Restricted Stock(5)	—	—	—	—	—
	Executive Deferred Compensation(6)	—	130,852	—	—	—
	Benefit Continuation(7)	8,797	8,797	—	—	—
	280G Tax Gross up	—	—	—	—	—
	Total:	921,825	1,052,677	375,953	375,953	375,953
David A. Prichard(1)	Severance(2)	300,000	600,000	—	—	—
	Annual Incentive(3)	420,000	420,000	420,000	420,000	420,000
	Cash Award in Lieu of Restricted Stock (4)	1,230,000	1,230,000	1,230,000	1,230,000	1,230,000
	Stock Options (unvested and accelerated)(5)	—	41,810	41,810	41,810	41,810
	Restricted Stock(5)	—	26,271	26,271	—	26,271
	Executive Deferred Compensation(6)		45,315
	Benefit Continuation(7)	8,716	17,431	—	—	—
	280G Tax Gross up	—	874,124	—	—	874,124
	Total:	1,958,716	3,254,951	1,718,081	1,691,810	2,592,205
Todd W. Buchardt(1)	Severance(2)	286,624	429,936	—	—	—
	Annual Incentive(3)	143,312	143,312	143,312	143,312	143,312
	Cash Award in Lieu of Restricted Stock (4)	627,000	627,000	627,000	627,000	627,000
	Stock Options (unvested and accelerated)(5)	—	—	—	—	—
	Restricted Stock(5)	—	—	—	—	—
	Executive Deferred Compensation(6)	—	—	—	—	—
	Benefit Continuation(7)	8,797	17,593	—	—	—
	280G Tax Gross up	—	—	—	—	—
	Total:	1,065,733	1,217,841	770,312	770,312	770,312

1.	Severance for executives other than Mr. Klausner is calculated pursuant to their agreements as though the event occurred December 30, 2006. The calculation of severance for Mr. Klausner is based on his offer letter providing one year of base salary on a termination by the Company. His offer letter did not include severance for a Good Reason termination. Mr. Klausner’s retention agreement described above and entered into in 2007 provides greater severance for an event occurring on or after April 24, 2007.

2.	Assumes the effective date of termination is December 30, 2006 and that the pro-rata payment under the Annual Incentive is equal to the award paid for the year.

3.	The cash payment in lieu of restricted stock becomes vested upon termination of employment other than a voluntary termination or upon a Change of Control of the Company other than an Asset Sale. For purposes of vesting such payment, Good Reason does not include voluntary resignation within the window periods set forth in the retention agreements.

4.	Assumes the effective date of termination is December 30, 2006 and the price per share of the Company’s stock on that date is $10.45. All outstanding unvested stock options, with the exception of unexercisable unearned option grants, become immediately exercisable upon Death, Disability and Change of Control as defined in the option grant. All outstanding unvested restricted stock becomes immediately exercisable upon Death and Change of Control as defined in the restricted stock grant.

5.	The Company contributions to the executive deferred compensation plan to the extent unvested become vested upon a termination of employment after certain change of control if the executive’s employment is terminated.

6.	The benefit continuation number is an estimate of the cost of health coverage continuation for the severance factor period described above with respect to the retention agreements. The number for Mr. Klausner sets forth the estimate of the cost of health coverage for one year since it was customary for the Company to provide executives with health coverage for a period corresponding to their severance amount period.

7.	The Company would reimburse Mr. Surratt for any loss on the sale of his Michigan residence, up to $150,000, provided the residence is listed prior to January 1, 2008, and the need to list the residence is caused by either a termination of employment other than a voluntary termination or a Change of Control of the Company triggering vesting of his cash payment in lieu of restricted stock. This home sale protection payment would also include a tax gross-up estimated to be valued at $65,000 so Mr. Surratt retains the full amount of the reimbursed loss.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Oberndorf, Nelson, and Schwab are the members of the Compensation Committee. No member of the Compensation Committee is an officer of the Company. No member of the Compensation Committee served as a director or member of the Compensation Committee of another entity, any of whose executive officers served as a director or member of the Compensation Committee of the Company.

COMPENSATION OF DIRECTORS

Each of the non-employee Directors receives the following compensation:

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

The annual stock option grant to directors is made under the Company’s Strategic Performance Plan. Each non-employee Director received an annual stock option grant made as of the last day of trading of the Company’s Common Stock in the second fiscal quarter (June 30, 2006). The stock option grant permits a non-employee Director to purchase shares of the Company’s Common Stock at an exercise price not less than the market value of the Common stock on the date the option is granted. The number of shares that may be purchased is equal to $25,000 divided by the fair market value of an option of one share of Common stock on the grant date. For these purposes, the value of an option is determined by using the Black-Scholes option-pricing model. In 2006, each Director received an option grant of 2,018 shares of the Company’s Common Stock at an exercise price of $12.29 per share.

On June 26, 2007, the Board of Directors of the Company approved a reduction in the Board of Directors fees for the twelve month period commencing July 1, 2007. The reduced fees are as follows:

•	Annual Cash Retainer is reduced from $50,000 to $30,000

•	Meeting fees reduced from $2,000 per meeting to zero

•	Equity based compensation reduced from $25,000 to $20,000 per year

The 2007 equity based award was a cash-based award pursuant to the Company’s 2003 Strategic Performance Plan. Each director received 1,594 units, the calculation of which is based on the $20,000 equity based fee divided by the six-month average stock price from July 1, 2006 to December 31, 2006. As of December 29, 2007, each director received a cash payment in the amount of $11,397.10. This payment was calculated by multiplying the 1,594 units times the closing stock price on December 28, 2007.

The fees for committee membership will not be modified from the previous compensation structure. The fees will be $15,000 for each member of the Audit Committee and an additional $10,000 for the Audit Committee Chairperson. Each member of the Compensation Committee and the Nominating and Governance Committee will receive $6,000 and the Chairperson of each committee will receive an additional $10,000. The Company will continue to reimburse directors for out-of-pocket expenses incurred to attend the meetings.

Mr. Oberndorf, Chairman of the Board of Directors, has waived his right to receive Board of Director, Committee, and Chairperson Committee fees for 2007 and 2008. Mr. Oberndorf will continue to receive payment for expenses incurred to attend the Board meetings.

Please see “Related Party Transactions” in Item 13 hereof related to Mr. Best, and Mr. Nelson.

Mr. Aldworth received no additional compensation for being a member of the Board of Directors.

2006 DIRECTOR COMPENSATION TABLE

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)
Randy Best	$56,000	$25,000	$25,000	$106,000
David G. Brown	89,000	—	25,000	114,000
Michael S. Geltzeiler	73,000	25,000	25,000	123,000
Todd S. Nelson	64,000	25,000	25,000	114,000
William E. Oberndorf	80,000	—	25,000	105,000
Linda Roberts	64,000	25,000	25,000	114,000
James P. Roemer	58,000	—	25,000	83,000
Gary L. Roubos	89,000	—	25,000	114,000
Frederick J. Schwab	64,000	25,000	25,000	114,000

1.	Mr. Aldworth, the Company’s President, Chief Executive Officer and Chairman of the Board is not included in this table as he is an employee of the Company and thus receives no compensation for his service as a Director. The compensation received by Mr. Aldworth as an employee of the Company is shown in the Summary Compensation Table.

2.	The amounts reported in this column for Directors reflect the dollar amount recognized for financial reporting purposes for the year under SFAS No. 123R for outstanding stock awards (other than stock options) granted in prior years. These are not amounts paid to or realized by the Director. Assumptions used in the calculation of these compensation costs are included in Note 1 to the Company’s audited financial statements included in this Form 10-K for 2006. However, pursuant to SEC rules, the amounts shown above do not reflect any assumption that a portion of the awards will be forfeited. The SFAS No. 123R grant date fair value for such stock grants which vest over three years was $75,000. As of December 30, 2006, each Director had the following aggregate number of unvested restricted stock shares: Mr. Best, 1,397 shares; Mr. Geltzeiler, 971 shares; Mr. Nelson, 849 shares; Dr. Roberts, 849 shares and Mr. Schwab, 971 shares.

3.	Because options are vested in full on the date of grant, the amount reported in this column for Directors reflects both the dollar amount recognized for financial reporting purposes for the year under SFAS No. 123R for options as well as reflects the SFAS No. 123R grant date fair value for option grants made during fiscal year 2006. SFAS No. 123R valuation consisted of the following assumptions: 39.0% volatility based on 36 monthly closing stock prices ending December 2006; risk-free rate of 5.19%, 0% dividend yield and a 6-year option term. As of December 30, 2006, each Director has the following aggregate number of options outstanding: Mr. Best, 4,284; Mr. Brown, 16,971; Mr. Geltzeiler, 4,284; Mr. Nelson, 6,305; Mr. Oberndorf, 16,971; Dr. Roberts, 6,305; Mr. Roemer, 105,847; Mr. Roubos, 16,971 and Mr. Schwab, 4,284.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

OWNERSHIP INFORMATION OF FIVE PERCENT HOLDERS

The following table sets forth information with respect to the persons and groups we know of that beneficially own 5% or more of our shares on July 15, 2008.

Name and Address of Beneficial Owner	Number of Shares	Percent
William E. Oberndorf (1,2)	3,524,619	11.8%
SPO Partners & Co.
591 Redwood Highway
Suite 3215
Mill Valley, CA 94941
SPO Advisory Corp. (3)	3,072,500	10.3%
591 Redwood Highway
Suite 3215
Mill Valley, CA 94941
Sterling Capital Management LLC (4)	2,859,432	9.6%
Two Morrocroft Centre
4064 Colony Road, Ste 300
Charlotte, NC 28211
Keystone, Inc. (5)	2,612,999	9%
3100 Texas Commerce Tower
201 Main Street
Fort Worth, TX 76102

Shamrock Activist Value Fund GP, LLC (6)	2,374,400	7.95%
4444 Lakeside Drive
Burbank, CA 91505
Wells Fargo & Company (7)	2,353,119	7.9%
420 Montgomery Street
San Francisco, CA 94104
Columbia Wanger Asset Management, L.P. (8)	2,000,000	6.7%
227 West Monroe Street, Ste 3000
Chicago, IL 60606

(1)	Pursuant to Schedule 13D/A filed on August 12, 2008, Mr. Oberndorf, through his relationships with SPO Partners II, L.P., SPO Advisory Partners, L.P., SPO Advisory Corp. and SF Advisory Partners, L.P., may be deemed to share investment and voting control with respect to these shares.

(2)	Pursuant to Schedule 13D/A filed on August 12, 2008, includes 437,998 shares that Mr. Oberndorf may be deemed to beneficially own through his control of family trusts and also includes through his ownership of options to purchase an additional 14,121 shares that are currently exercisable.

(3)	Pursuant to Schedule 13D/A filed on August 12, 2008, as general partner of SF Advisory Partners, L.P., SPO Partners II, L.P. and SPO Advisory Partners L.P., SPO Advisory Corp. may be deemed to share investment and voting control with respect to these shares. Messrs. William Oberndorf, John Scully, William Patterson and Edward McDermott are the four controlling persons of SPO Advisory Corp.

(4)	Pursuant to Schedule 13G filed on December 31, 2007.

(5)	Pursuant to Keystone, Inc.’s Schedule 13G (Amendment No. 4) dated February 4, 2003.

(6)	Pursuant to Schedule 13D filed on March 22, 2007.

(7)	Pursuant to Schedule 13G filed on July 31, 2007.

(8)	Pursuant to Schedule 13G filed on December 31, 2006.

OWNERSHIP INFORMATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to the beneficial ownership of Voyager Learning Company Common stock, as of July 15, 2008, of the Company’s Directors, the executive officers listed in the “Summary Compensation” table above, and the directors and executive officers as a group. None of the stock options are in-the-money as of the date of this filing.

Directors and Executive Officers	Number of Shares	Percent (6)
William E. Oberndorf (1,2)	3,524,619	11.8%
Randy Best (4)	242,683	*
Todd Buchardt (5)	104,505	*
Ronald D. Klausner (3)	103,504	*
Alan W. Aldworth	102,043	*
David G. Brown (4)	19,550	*
Gary L. Roubos (4)	18,083	*
Linda G. Roberts (4)	8,852	*
Frederick Schwab (4)	7,197	*
Richard Surratt	6,840	*
James P. Roemer (4)	4,284	*
Todd S. Nelson (4)	2,547	*
David A. Prichard	1,723	*
Andrew H. Wyszkowski	0	*
David Asai	0	*
Michael Geltzeiler	0	*
All directors and executive officers as a Group (16 persons)	4,146,430	13.75%

*	Less than 1%

(1)	Mr. Oberndorf through relationships with SPO Advisory Corp., SPO Advisory Partners, L.P. and SF Advisory Partners, L.P., may be deemed to share investment and voting control with respect to 3,072,500 shares.

(2)	Includes 437,998 shares that Mr. Oberndorf may be deemed to beneficially own through his control of family trusts and includes an additional 14,121 shares granted under the Company’s stock option plans which are currently excercisable.

(3)	Includes 100,000 option shares for Mr. Klausner granted under the Company’s stock option plans, which are currently exercisable.

(4)	Includes 4,284, 4,284, 14,121, 14,121, 6,305 and 4,284 option shares for Mssrs. Best, Roemer, Roubos, Brown, Dr. Roberts, and Mr. Schwab, respectively, granted under the Company’s stock option plans which are currently exercisable.

(5)	Includes 98,700, option shares for Mr Buchardt, granted under the Company’s stock option plans which are currently exercisable.

(6)	Percentage is based upon 29,897,735 aggregate shares of common stock outstanding. As of the date of this filing, all stock options beneficially owned by the group are under water because the current stock price is less than the exercise price for all of the vested options.

Equity Compensation Plan Information

The following table summarizes information, as of December 30, 2006, relating to equity compensation plans of our Company pursuant to which grants of options, restricted shares or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,990,371	$28.86	1,164,073	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,990,371	$28.86	1,164,073

(1)	Shares are available under the Company’s 2003 Strategic Performance Plan which provides that awards may be made in the form of stock option award, restricted stock awards, stock appreciation rights, performance stock awards and stock awards. The annual stock option grants to non-employee board of directors are made on the last trading day of the second fiscal quarter. The value of the option grant to such directors is based on the $20,000 equity fee divided by the six month average stock price from July 1 to December 31 of the preceding year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

ProQuest Information and Learning Company had sales of approximately $1.5 million to Apollo Group, Inc. and its affiliates in 2006. Mr. Nelson, a director of the Company, was Chief Executive Officer of Apollo Group, Inc. from August 2001 to January 2006 and President from February 1998 to January 2006. The sales were an arms length transaction and the relationship with Apollo Library began prior to Mr. Nelson’s directorship.

ProQuest Information and Learning had sales of approximately $28,000 to The Readers Digest Association, Inc. (“Readers Digest”) and its affiliates in 2006. Mr. Geltzeiler, a director of the company, was Chief Financial Officer of Readers Digest during 2006. The sales were an arms length transaction and Mr. Geltzeiler was not involved in any of the sales transactions.

The Company has no formal policy regarding Related Party Transactions although all transactions between the Company and its directors have been reviewed by the Board. The independence standards used by the Company are consistent with those required of NYSE listed companies can be found on the Company’s website at www.voyagercompany.com

Director Independence

The Board of Directors has determined that as of December 13, 2006, Dr. Roberts and Messrs. Brown, Geltzeiler, Nelson, Oberndorf, Roubos and Schwab are independent under the requirements of the New York Stock Exchange. The Board of Directors presently consists of ten members. There are currently three vacancies on the Board.

Item 14.	Principal Accounting Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Company’s Independent Registered Public Accounting Firm for fiscal 2006 was KPMG LLP. Such accounting firm is expected to have a representative at the Company’s next Annual Meeting of Shareholders and is expected to be available to respond to appropriate questions at that time and have an opportunity to make a statement if it desires to do so.

Audit Fees

The following table presents fees billed to the Company for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for fiscal years 2006 and 2005 and fees billed for other services rendered by KPMG LLP.

	2006	2005
Audit fees (1)	$4,150,000	$10,766,000
Audit related fees (2)	—	369,000

Audit and audit related fees	$4,150,000	$11,135,000
Tax fees (3)	90,000	75,000
All other fees	—	—

Total fees	$4,240,000	$11,210,000

(1)	Audit services consisted of the audit of financial statements included in the Company’s Annual Report on Form 10-K including costs related to the restatement of prior year financials, reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and attestation of the effectiveness of the Company’s internal controls over financial reporting and management's assessment thereof.

(2)	Audit related fees consisted principally of fees for audits of financial statements of foreign and domestic subsidiaries and employee benefit plans, business acquisitions and divestitures assistance, and accounting consultations and related services.

(3)	Tax fees consisted of fees for tax consultation and tax compliance services.

Pre-approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s Independent Registered Public Accounting Firm. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its Independent Registered Public Accounting Firm and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. The Audit Committee pre-approved all audit, audit related and permitted non-audit services by the Company’s Independent Registered Public Accounting Firm in 2006.

Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its Independent Registered Public Accounting Firm.

The Audit Committee has advised the Company that it has determined that the non-audit services rendered by the Company’s Independent Registered Public Accounting Firm during the Company’s most recent fiscal year are compatible with maintaining the independence of such accountants.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial statements:

The following Consolidated Financial Statements of Voyager Learning Company are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations - Fiscal Years 2006, 2005, and 2004

•	Consolidated Balance Sheets - At the end of Fiscal Years 2006 and 2005

•	Consolidated Statements of Cash Flows - Fiscal Years 2006, 2005, and 2004

•	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) - Fiscal Years 2006, 2005, and 2004

•	Notes to the Consolidated Financial Statements

2.	Financial statement schedules:

Schedule II: Valuation and Qualifying Accounts

(in thousands)

	Accounts receivable reserve	Inventory reserve
Balance as of January 3, 2004	$—	$—
Charged to costs and expenses	49	—
Charged to other accounts (1)	—	—
Recoveries	—	—
Write-offs	(28)	—
Other	—	—

Balance as of January 1, 2005	$21	$—
Charged to costs and expenses	97	624
Charged to other accounts (1)	1,776	—
Recoveries	—	—
Write-offs	(1,480)	(692)
Other	235	1,035

Balance as of December 31, 2005	$649	$967

Charged to costs and expenses	1,646	1,128
Charged to other accounts (1)	1,425
Recoveries
Write-offs	(1,947)	(492)
Other

Balance as of December 30, 2006	$1,773	$1,603

(1)	Charges to other accounts include sales returns

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits preceded by a plus sign (+) indicate a management contract or compensatory plan or arrangement.

No.	Description

*2.1	Asset Purchase Agreement, dated October 28, 2005 by and among, the Company, ProQuest Information and Learning Company, and National Archive Publishing Company is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

*2.2	Agreement and Plan of merger by and among ProQuest Company, VEL Acquisition Corp., PQED Expanded Learning, Inc., and R. Best Associates, Inc. dated as of December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K/A dated February 10, 2005, File No. 001-07680.

*2.3	Asset Purchase Agreement, dated August 9, 2006 by and between the Company and Dealer Computer Services, Inc., is incorporated by reference to the Company’s Form 8-K filed August 15, 2006, File No. 001-07680.

*2.4	Stock and Assets Purchase Agreement, dated October 20, 2006 by and between the Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed October 23, 2006, File No. 001-07680.

*2.8	Amendment No. 1 to Stock and Asset Purchase Agreement dated as of November 1, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed November 6, 2006, File No. 001-07680.

*2.9	Subscription Agreement and Plan of Merger dated as of December 14, 2006, by and between ProQuest Company and Cambridge Scientific Abstracts, Limited Partnership, are incorporated by reference to the Company’s Form 8-K filed December 20, 2006, File No. 001-07680.

* 2.10	Letter Agreement Regarding Subscription Agreement and Plan Of Merger, dated February 8, 2007, by and between ProQuest Company and Cambridge Scientific Abstracts, Limited Partnership, is incorporated by reference to the Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

*3.1	Form of Amended and Restated Certificate of Incorporation of ProQuest Company is incorporated by reference to ProQuest Company’s Form 10-K dated March 29, 2002, File No. 001-07680.

*3.2	By-laws of ProQuest Company.

*3.3	Amendment to Bylaws of ProQuest Company adopted on March 1, 2006 is incorporated by reference to ProQuest Company’s Form 8-K dated March 7, 2006, File No. 001-07680.

*3.4	Form of Amended and Restated Certificate of Incorporation of Voyager Learning Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 2, 2007, File No. 001-07680.

*3.5	Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year is incorporated by reference to Voyager Learning Company’s Form 8-K dated December 26, 2007, File No. 001-07680.

*4.1	2002 Note Purchase Agreement dated as of October 1, 2002 ProQuest Company $150 million 5.45% Senior Notes due October 1, 2012 is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2002, File No. 001-07680.

*4.2	2002 Revolving Credit Agreement dated as of October 3, 2002 among ProQuest Company, the lenders listed therein and Banc of America Securities LLC is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2002, File No. 001-07680.

*4.3	2005 Revolving Credit Agreement dated as of January 31, 2005 among the financial institutions that are or may from time to time become parties thereto, Standard Federal Bank, N.A., as administrative agent for the lenders, Bank of America,

N.A., and Harris Trust & Savings Bank as syndication agents for the lenders, and KeyBank National Association and National City Bank of the Midwest, as documentation agents for the lenders is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

*4.4	First Amendment dated as of January 31, 2005 to ProQuest Company’s existing 2002 Note Purchase Agreement dated as of October 1, 2002 is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

*4.5	2005 Note Purchase Agreement dated as of January 31, 2005, ProQuest Company $175 million 5.38% Senior Notes due January 31, 2015 is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

*4.6	Waiver and Omnibus Amendment Agreement dated as of May 2, 2006 to the 2005 Revolving Credit Agreement Dated as of January 31, 2005 and 2002 Note Purchase Agreement Dated as of October 1, 2002 and 2005 Note Purchase Agreement dated as of January 31, 2005 is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

*4.7	Guaranty and Collateral Agreement dated as of May 2, 2006 among ProQuest Company, as the Company, and The Various Financial Institutions Party Hereto, as Lenders, and LaSalle Bank Midwest National Association, as Collateral Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

*4.8	2006 Revolving Credit Agreement dated as of May 2, 2006 among ProQuest Company, as the Company, and The Various Financial Institutions Party Hereto, as Lenders, and ING Investment Management LLC, as Administrative Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

*4.9	Collateral Agency And Intercreditor Agreement dated as of May 2, 2006 among The Lenders, The Noteholders and LaSalle Bank Midwest National Association, as Collateral Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

*4.10	Waiver and Omnibus Amendment Agreement dated as of October 20, 2006 to the 2005 Revolving Credit Agreement Dated as of January 31, 2005 and the 2006 Revolving Credit Agreement Dated as of May 2, 2006 and 2002 Note Purchase Agreement Dated as of October 1, 2002 and 2005 Note Purchase Agreement dated as of January 31, 2005 is incorporated by reference to ProQuest Company’s Form 8-K dated October 25, 2006, File No. 001-07680.

*+10.1	Amended and Restated Profit Sharing Retirement Plan is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s (f/k/a Bell & Howell Operating Company) Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*+10.2	Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit 10.4 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*+10.3	Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*+10.4	Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*+10.5	Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

*+10.6	Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*10.7	Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-59994.

*10.8	Registration Rights Agreement dated as of May 10, 1988 by and among Bell & Howell Group, Inc., and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

*+10.9	2003 ProQuest Strategic Performance Plan is incorporated by reference to ProQuest Company’s S-8 dated August 28, 2003, File No. 333-101186.

*10.10	Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

*+10.11	Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*+10.11A	Supplement A to Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*+10.12	Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell

Company’s Registration Statement on Form S-8, Registration No. 33-99982.

*+10.13	Incentive Compensation Agreement dated December 31, 2000 by and between Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*+10.13A	Incentive Compensation Agreement Amendment dated December 20, 2001 by an between Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*+10.14	Bell & Howell Company Nonqualified Stock Option Agreement dated December 31, 2000 by Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*+10.15	Multi-year Stock Option Grant is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2004, File No. 001-07680

*+10.16	Consulting Agreement between Randy Best and ProQuest Company dated December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246.

*10.17	Non-compete Agreement between Randy Best and ProQuest Company dated December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246.

*+10.18	Form of Restricted Stock Award Agreement for 2003 ProQuest Company Strategic Performance Plan is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246

*10.19	Office Lease dated November 10, 2004 between Transwestern Great Lakes, L.P., as Landlord and ProQuest Company, as Tenant is incorporated by reference to ProQuest Company’s Form 10-K dated March 17, 2005, File No. 001-07680.

* 10.20	Master Services Agreement dated January 1, 2005 between ProQuest Company and International Business Machines Corporation is incorporated by reference to ProQuest Company’s Form 10-K dated March 17, 2005, File No. 001-07680.

*+10.21	Description of Compensatory Arrangements Applicable to Named Executive Officers for 2004 and 2005 is incorporated by reference to ProQuest Company’s Form 10K dated March 17, 2005, File No. 001-07680.

*+10.22	Bonus agreement dated August 22, 2005 between ProQuest Company and Andrew Wyszkowski is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

*+10.23	Offer letter to Richard Surratt is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*+10.24	Offer letter to Ronald Klausner is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*+10.25	Offer letter to David Prichard is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*+10.26	Stock option grant to Richard Surratt is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*+10.27	Stock option grant to David Prichard is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

*10.28	Electronic Catalog Data License Agreement, dated September 1, 1999, by and among, the Company, Bell & Howell Publications Systems Company, and General Motors Corporation is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

*10.29	Service Contract for Information Technology and Related Services, dated August 8, 2005, by and among the Company, ProQuest Business Solutions, Inc. and General Motors Corporation is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

*10.30	Manufacturing Agreement, dated October 28, 2005, by and among the Company, ProQuest Information and Learning Company, and National Archive Publishing Company is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

*+10.31	Transition agreement with Kevin Gregory is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

*+10.32	Consulting agreement with Kevin Gregory is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

*+10.33	ProQuest Company Separation Benefits Plan is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

*10.34	2006 IBM agreement dated February 15, 2006 between ProQuest Company and International Business Machines Corporation is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

*+10.35	Retention agreements dated July 13, 2006 between ProQuest Company and Richard Surratt, Todd Buchardt, and Linda Longo-Kazanova is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

*+10.36	Compensation agreements dated August 8, 2006 between ProQuest Company and David Prichard, dated August 9, 2006 between ProQuest Company and Andrew Wyszkowski is incorporated by reference to Voyager Learning Company’s

Form 10-K dated August 31, 2007, File No. 001-07680.

*+10.37	2006 Performance Goals dated September 6, 2006 is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

*10.38	Transaction Services Agreement, dated November 28, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed December 4, 2006, File No. 001-07680.

*10.39	Restricted Covenants Agreement, dated November 28, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed December 4, 2006, File No. 001-07680.

*10.40	Amended Compensation Agreements dated January 18, 2007 between ProQuest Company and Richard Surratt, David Prichard, Andrew Wyszkowski, Todd Buchardt, and Linda Longo-Kazanova is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

*+10.41	Amendment to Richard Surratt’s Employment Letter, dated February 1, 2007, is incorporated by reference to ProQuest Company’s Form 8-K filed February 1, 2007, File No. 001-07680.

*+10.42	Transition Agreement with David Prichard is incorporated by reference to ProQuest Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

*10.43	Letter Agreement regarding Subscription Agreement and Plan of Merger is incorporated by reference to ProQuest Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

*+10.44	Termination of stock option grants to Richard Surratt and Todd Buchardt is incorporated by reference to ProQuest Company’s Form 8-K dated March 22, 2007, File No. 001-07680.

*+10.45	Retention agreement dated April 24, 2007, between ProQuest Company and Ronald Klausner is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

*10.46	Tri-Party agreement by and among Transwestern Great Lakes, L.P., Voyager Learning Company, and ProQuest LLC is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

*10.47	Lease Termination agreement by and between Transwestern Great Lakes, L.P., and ProQuest LLC, as successor in interest to ProQuest Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

*10.48	2nd Amendment Agreement by and among Transwestern Great Lakes, L.P., and Voyager Learning Company, formerly known as ProQuest Company, and ProQuest LLC, is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

*10.49	Sublease Agreement by and among ProQuest LLC, and Voyager Learning Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

*+10.50	Amendment to Executive Letter Agreement with Todd Buchardt is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

*14.1	ProQuest Company – Finance Code of Ethics is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

*16.1	Letter from KPMG – Termination of appointment as principal accountant for ProQuest Profit Sharing Retirement Plan is incorporated by reference to ProQuest Company’s Form 8-K dated June 2, 2005,

File No. 001-07680.

*16.2	Letter from KPMG LLP confirming termination of appointment as the Company’s Independent Registered Public Accountant is incorporated by reference to Voyager Learning Company’s Form 8-K dated November 15, 2007, and Form 8-K/A dated December 19, 2007, File No. 001-07680.

*+17.1	Aldworth Separation Agreement, dated February 1, 2007, is incorporated by reference to ProQuest Company’s Form 8-K dated February 1, 2007, File No. 001-07680.

*17.2	Michael S. Geltzeiler resignation letter, dated March 19, 2007, is incorporated by reference to ProQuest Company’s Form 8-K dated March 22, 2007.

*17.3	Todd Nelson resignation letter, dated February 7, 2008 is incorporated by reference to Voyager Learning Company’s Form 8-K dated February 8, 2008, File No. 001-07680

*17.4	Dr. Linda Roberts resignation letter dated August 29, 2008 is incorporated by reference to Voyager Learning Company’s Form 8-K dated September 2, 2008, File No. 001-07680.

21.1	Subsidiaries of ProQuest Company.

23.1	Consent of KPMG LLP.

*23.2	Consent of Crowe Chizek and Company LLC.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification of Richard J. Surratt, President and Chief Executive Officer of ProQuest Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Asai, Senior Vice President, Chief Financial Officer, and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Memorandum of Understanding regarding the proposed settlement of the Company’s Securities Litigation case is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 23, 2008, File No. 001-07680.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: September 17, 2008	Voyager Learning Company

	By:	/s/ Richard J. Surratt
Richard J. Surratt
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Richard J. Surratt
Richard J. Surratt
President and Chief Executive Officer

September 17, 2008

/s/ David W. Asai
David W. Asai

Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

September 17, 2008

/s/ Randy Best
Randy Best
Director

September 17, 2008

/s/ David G. Brown
David G. Brown
Director

September 17, 2008

/s/ William E. Oberndorf
William E. Oberndorf
Director

September 17, 2008

/s/ James P. Roemer
James P. Roemer
Director

September 17, 2008

/s/ Gary L. Roubos
Gary L. Roubos
Director

September 17, 2008

/s/ Frederick J. Schwab
Frederick J. Schwab
Director

September 17, 2008