Form 10-Q
period 2006-04-01
Voyager Learning CO
filed 2008-11-20
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of September 15, 2008 was 29,879,252.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Operations

For the Thirteen Week Periods Ended April 1, 2006, and April 2, 2005

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005

Net sales	$127,231	$120,123
Cost of sales	(64,054)	(61,054)

Gross profit	63,177	59,069

Research and development expense	(6,062)	(8,270)
Selling and administrative expense	(66,477)	(48,251)

Earnings (loss) before interest and income taxes	(9,362)	2,548

Net interest expense:
Interest income	1,046	504
Interest expense	(9,344)	(8,081)

Net interest expense	(8,298)	(7,577)

Loss before income taxes	(17,660)	(5,029)
Income tax expense	(2,415)	(2,373)
Equity in earnings of affiliate, net of tax	417	137

Net loss	$(19,658)	$(7,265)

Net loss per common share:

Basic net loss per common share	$(0.66)	$(0.25)

Diluted net loss per common share	$(0.66)	$(0.25)

Weighted average number of common shares and equivalents outstanding:
Basic	29,808	29,325
Diluted	29,808	29,325

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Balance Sheets

As of April 1, 2006 and December 31, 2005

(In thousands)

	April 1, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,518	$30,957
Accounts receivable, net	87,868	107,450
Inventory, net	14,551	15,244
Other current assets	41,433	42,723

Total current assets	166,370	196,374

Property, plant, equipment, software and product masters, at cost	519,897	504,297
Accumulated depreciation and amortization	(312,906)	(299,646)

Net property, plant, equipment, software and product masters	206,991	204,651

Investment in affiliate	2,548	2,131
Long-term receivables	13,221	12,924
Goodwill	365,199	364,482
Acquired curriculum intangibles, net	77,613	81,776
Other intangible assets, net	21,311	23,251
Developed curriculum, net	6,136	5,686
Other assets	41,752	25,839

Total assets	$901,141	$917,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$538,049	$522,708
Accounts payable	69,541	82,847
Accrued expenses	53,715	50,534
Current portion of monetized future billings	15,366	17,058
Deferred income	145,247	155,984

Total current liabilities	821,918	829,131

Long-term liabilities:
Long-term debt, less current maturities	9,948	11,317
Monetized future billings, less current portion	15,318	18,533
Other liabilities	118,770	106,580

Total long-term liabilities	144,036	136,430

Shareholders’ equity (deficit):
Common stock ($.001 par value, 50,000 shares authorized, 30,587 shares issued and 29,934 shares outstanding at April 1, 2006, and 30,563 shares issued and 29,910 shares outstanding at December 31, 2005)	30	30
Capital surplus	353,735	354,879
Unearned compensation on restricted stock	—	(3,122)
Accumulated deficit	(395,644)	(375,986)
Treasury stock, at cost (653 shares at April 1, 2006 and 653 shares at December 31, 2005)	(16,550)	(16,550)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	13,169	11,697
Minimum pension liability, net of tax	(20,045)	(20,045)
Net unrealized gain on securities, net of tax	492	650

Accumulated other comprehensive income (loss)	(6,384)	(7,698)

Total shareholders’ equity (deficit)	(64,813)	(48,447)

Total liabilities and shareholders’ equity	$901,141	$917,114

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Thirteen Week Periods Ended April 1, 2006 and April 2, 2005

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Operating activities:

Net loss	$(19,658)	$(7,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of affiliate	(417)	(217)
Depreciation and amortization	19,900	18,415
Amortization of deferred financing costs	163	146
Stock-based compensation	1,388	178
Deferred income taxes	(27)	863

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	19,944	33,606
Inventory, net	694	(142)
Other current assets	(3,195)	327
Long-term receivables	(295)	(393)
Other assets	(15,949)	1,669
Accounts payable	(13,513)	(13,987)
Accrued expenses	3,099	(17,002)
Deferred income	(10,907)	(20,532)
Other long-term liabilities	11,952	(3,276)
Other, net	(400)	67

Net cash used in operating activities	(7,221)	(7,543)

Investing activities:
Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	(16,119)	(14,119)
Acquisitions, net of cash acquired	—	(340,597)
Purchases of equity investments available for sale	(4,038)	(2,160)
Proceeds from disposals of equity investments available for sale	8,976	1,374
Expenditures associated with sales of discontinued operations, net	—	(27)

Net cash used in investing activities	(11,181)	(355,529)

Financing activities:
Payments of current portion of monetized future billings	(1,692)	(1,759)
Proceeds from debt	247,515	399,650
Repayment of debt	(232,600)	(39,558)
Principal payments under capital lease obligations	(1,244)	(1,319)
Debt issuance costs	(50)	(2,071)
Long-term monetized future billings	36	271
Payments of long-term monetized future billings	(3,251)	(5,294)
Proceeds from exercise of stock options	589	7,845

Net cash provided by financing activities	9,303	357,765

Effect of exchange rate changes on cash	660	(214)

Decrease in cash and cash equivalents	(8,439)	(5,521)

Cash and cash equivalents, beginning of period	30,957	4,313

Cash and cash equivalents, end of period	$22,518	$(1,208)

Non-cash financing and investing activities:
Common / Treasury stock issued in connection with acquisitions	—	$20,362
Acquisition of equipment through capital leases	$343	$1,773

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The Consolidated Financial Statements include the accounts of Voyager Learning Company and its subsidiaries, including ProQuest Information & Learning (“PQIL”), Voyager Expanded Learning (“VED”) and ProQuest Business Solutions (“PQBS”), and are unaudited.

On February 9, 2006 the Company announced that during a review related to its 2005 internal controls assessment required by the Sarbanes-Oxley Act of 2002, the Company discovered material irregularities in its accounting for 2005 and prior periods. The Audit Committee initiated an investigation and retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in the investigation of the irregularities. In August 2006, the Company announced that the Audit Committee had completed the Audit Committee Investigation. The Company’s financial statements for fiscal years 2003 and 2004 included in the 2005 Form 10-K were restated to reflect adjustments to previously reported information on Form 10-K. The 2005 Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2001 and 2002. As part of the restatement, the first three quarters of 2005 were also restated. Comparisons of results from operations and cash flows in this first quarter 2006 Form 10-Q to first quarter 2005 results are to the restated amounts.

As a result of the restatement, the Company is delinquent in filing its required financial statements. As a result of trying to become current, the Company has already filed its 2006 annual report on Form 10-K (the “2006 10-K”). Quarterly results shown in the 2006 10-K differ from results shown in this first quarter 2006 10-Q as the accounts of PQBS and PQIL are shown as discontinued operations in the 2006 10-K as the Company decided to sell these two entities during the second quarter of 2006 and closed the sales in the fourth quarter of 2006 and the first quarter of 2007, respectively.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2005 Consolidated Financial Statements have been made to conform to the 2006 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended

December 31, 2005. Due to seasonality, the results of operations for the twelve weeks ended April 1, 2006 are not necessarily indicative of the results to be expected for the year ending December 30, 2006.

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

Note 2 – Significant Accounting Policies

Accounts Receivable.  Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $3.4 million and $1.6 million at April 1, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The allowance for sales returns is based on historical rates of return.

Inventory.  Inventory costs for PQIL and PQBS include material, labor, and overhead. Inventory costs for VED include materials only. Inventory is stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market. When appropriate, a valuation reserve has been recorded to recognize slow-moving and obsolete inventory.

The components of inventory are shown in the table below as of the dates indicated:

(Dollars in thousands)	April 1, 2006	December 31, 2005
Finished products	$12,912	$13,578
Products in process and materials	1,639	1,666

Total inventory, net	$14,551	$15,244

Property and Equipment.  We recognized depreciation and amortization expense on property and equipment of $10.9 million and $11.4 million during the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

Purchased and Developed Software.  Amortization of capitalized software costs during the thirteen weeks ended April 1, 2006 and April 2, 2005 totaled $2.5 million and $2.4 million, respectively.

Acquired Curriculum.  Acquired curriculum represents curriculum acquired in the acquisitions of Voyager Learning Company and ExploreLearning in 2005 and Learning A-Z in 2004. Acquired curriculum is being amortized using an accelerated method over ten years. Acquired curriculum is presented net of accumulated amortization of $20.8 million and $16.6 million as of April 1, 2006 and December 31, 2005, respectively. Amortization of acquired curriculum for thirteen weeks ended April 1, 2006 and April 2, 2005 was $4.2 million and $2.9 million, respectively.

Developed Curriculum.  We capitalize certain pre-publication costs of our curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Curriculum development costs are amortized over the expected life of the education program, generally on a straight-line basis over a period of three to five years. We periodically review the recoverability of the capitalized costs based on expected net realizable value. Curriculum development costs are presented net of accumulated amortization of $1.1 million and $0.7 million as of April 1, 2006 and December 31, 2005, respectively. Amortization of curriculum development costs for thirteen weeks ended April 1, 2006 and April 2, 2005 was $0.4 million and zero, respectively.

Stock Option Plan.  Prior to January 1, 2006, we accounted for our stock option plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”). No stock-based compensation expense was recognized in the income statement related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock grants were valued at the market price on the award dates and recognized as compensation expense over the vesting period.

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

As a result of adopting SFAS No. 123R, our loss from operations before income taxes was $1.1 million higher than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the thirteen weeks ended April 1, 2006 would have been $(0.62) and $(0.62), respectively, had we not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $(0.66) and $(0.66), respectively.

The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 for the thirteen weeks ended April 2, 2005.

(Dollars in thousands except per share amounts)	Thirteen Weeks Ended April 2, 2005
Net loss, as reported	$(7,265)
Add: Stock-based compensation, as reported	178
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,858)

Pro forma net loss	$(8,945)

Earnings (loss) per share:

Basic - as reported	$(0.25)

Basic - pro forma	$(0.31)

Diluted - as reported	$(0.25)

Diluted - pro forma	$(0.31)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model or a binomial model. The assumptions for the Black-Scholes option-pricing model are as follows:

	2006	2005
Expected stock volatility	39.00%	36.71%
Risk-free interest rate (weighted average for fiscal year)	5.19%	3.82%
Expected years until exercise	3	4
Dividend yield	0.00%	0.00%

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

We also issue shares of restricted stock to certain employees and non-employees. For the thirteen weeks ended April 1, 2006, and April 2, 2005, we issued 2,067 and 108,652 shares, respectively.

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

Net Earnings (loss) per Common Share.  Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, including the potential dilution that could occur if all of our outstanding stock options that are in-the-money were exercised, using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. A reconciliation of the weighted-average number of common shares and equivalents outstanding in the calculation of basic and diluted net earnings (loss) per common share is shown in the table below for the periods indicated:

	Thirteen Weeks Ended
(Shares in thousands)	April 1, 2006	April 2, 2005
Basic	29,808	29,325
Dilutive effect of stock options and non-vested restricted stock	—	—

Diluted	29,808	29,325

No options or unvested restricted shares were included in the computation of diluted net earnings (loss) per common share for the thirteen weeks ended April 1, 2006 and April 2, 2005 because a loss from operations occurred and to include them would be anti-dilutive.

Correction of an immaterial error.  While preparing the financial statements for 2006, we discovered an error in the amount of expense recognized in 2005 for cost of goods sold related to royalty costs incurred by the PQIL division which was sold in February 2007. The error was immaterial to previously issued 2005 financial statements and is immaterial to 2006 results. We have corrected the 2005 results being presented in the 2006 financial statements. The correction decreased net loss for the quarter ended April 2, 2005 by $0.5 million, decreased accrued liabilities at the end of the first quarter 2005 $0.5 million, and decreased shareholder’s deficit by $0.5 million at the end of the first quarter 2005. A summary of the impact of this change on previously filed 2005 quarterly results is as follows:

	Thirteen week period ended April 2, 2005
(In thousands except per share amounts)	Uncorrected	Error Correction	As corrected
Net earnings (loss)	$(7,800)	$535	$(7,265)

Net earnings (loss) per common share
Basic and Diluted:	$(0.27)	$0.02	$(0.25)

Average number of common shares and equivalents outstanding:
Basic and Diluted	29,325	29,325	29,325

Note 3 - Comprehensive Income

Comprehensive income or loss includes net loss, foreign currency translation adjustments, minimum pension liability, and net unrealized gain on available-for-sale securities.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended
(Dollars in thousands)	April 1, 2006	April 2, 2005
Net loss	$(19,658)	$(7,265)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,472	(1,675)
Unrealized gain (loss) on securities, net of tax	(158)	61

Comprehensive income (loss)	$(18,344)	$(8,879)

Note 4 – Segment Reporting

Information concerning our reportable business segments is shown in the tables below for the periods indicated:

	As of and for the Thirteen Weeks Ended April 1, 2006
(Dollars in thousands)	VED	PQIL	PQBS	Corporate	Total

Net sales	$22,708	$59,608	$44,915	$—	$127,231

Earnings (loss) before interest and income taxes	$(3,685)	$(1,834)	$12,515	$(16,358)	$(9,362)

Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$1,487	$14,193	$339	$100	$16,119

Depreciation and amortization	$5,652	$12,729	$1,317	$202	$19,900

Total assets	$377,591	$331,514	$126,671	$65,365	$901,141

	As of and for the Thirteen Weeks Ended April 2, 2005
(Dollars in thousands)	VED	PQIL	PQBS	Corporate	Total

Net sales	$7,075	$68,070	$44,978	$—	$120,123

Earnings (loss) before interest and income taxes	$(4,905)	$(35)	$12,118	$(4,630)	$2,548

Expenditures for property, plant, equipment, product masters, curriculum development costs, and software	$1,882	$11,807	$56	$374	$14,119

Depreciation and amortization	$3,469	$13,547	$1,320	$79	$18,415

Total assets	$367,132	$364,415	$115,502	$30,028	$877,077

Note 5 – Investment in Affiliate

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

Profits and losses of OEC are allocated to all members as defined in the Limited Liability Company Agreement. For reporting purposes, the investment in OEC is accounted for using the equity method of accounting. We record our investment in OEC as “Investment in Affiliate” in our Consolidated Balance Sheets. The income of OEC is reported as “Equity in Earnings of Affiliate” in our Consolidated Statements of Operations. Beginning January 1, 2003 until January 31, 2007, we also earn a royalty on OEC’s net revenues which is recorded in “Net sales”, on our Combined Statement of Operations

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the thirteen weeks ended April 1, 2006, are as follows:

(Dollars in thousands)	PQED	PQIL	PQBS	Total
Balance as of December 31, 2005	$252,618	$61,573	$50,291	$364,482

Goodwill acquired (1)	(32)	—	—	(32)
Goodwill adjustment for foreign currency translation	—	670	79	749

Balance as of April 1, 2006	$252,586	$62,243	$50,370	$365,199

(1)	Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior year acquisitions.

As of April 1, 2006 and December 31, 2005 our intangible assets and related accumulated amortization consisted of the following:

	Balance as of April 1, 2006
(Dollars in thousands)	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(20,797)	$77,613
Developed curriculum	7,241	(1,105)	6,136
Customer relationships	25,303	(11,711)	13,592
Trademark	8,235	(3,569)	4,666
Acquired and developed software	491	(277)	214
Non-compete agreement	5,329	(2,490)	2,839

Total intangibles	$145,009	$(39,949)	$105,060

	Balance as of December 31, 2005
(Dollars in thousands)	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(16,634)	$81,776
Developed curriculum	6,356	(670)	5,686
Customer relationships	25,577	(10,587)	14,990
Trademark	8,234	(3,235)	4,999
Acquired and developed software	211	(182)	29
Non-compete agreement	5,329	(2,096)	3,233

Total intangibles	$144,117	$(33,404)	$110,713

We recorded $6.5 million and $4.6 million of intangible amortization expense for the thirteen weeks ended April 1, 2006, and April 2, 2005, respectively.

During the thirteen weeks ended April 1, 2006 there were no intangibles acquired.

Note 7 – Other Current Assets

Other current assets at April 1, 2006 and December 31, 2005 consisted of the following:

	As of
(Dollars in thousands)	April 1, 2006	December 31, 2005
Short-term deferred tax asset	$4,044	$4,044
Prepaid royalties	15,660	15,984
Commissions	4,717	4,311
Available-for-sale securities	4,383	8,948
Maintenance agreements	5,423	4,862
Other	7,206	4,574

Total	$41,433	$42,723

Note 8 – Other Assets

Other assets at April 1, 2006 and December 31, 2005 consisted of the following:

	As of
(Dollars in thousands)	April 1, 2006	December 31, 2005
Long-term deferred tax asset	$9,872	$9,872
Licenses, net	5,519	5,782
Long-term commissions	5,472	5,432
Deferred financing costs, net	2,496	2,613
Insurance receivable	15,000	—
Other	3,393	2,140

Total	$41,752	$25,839

Note 9 – Accrued Expenses

Accrued expenses at April 1, 2006 and December 31, 2005 consisted of the following:

	As of
(Dollars in thousands)	April 1, 2006	December 31, 2005
Salaries, wages and bonuses	$18,920	$18,794
Current portion of deferred compensation	2,256	2,256
Current portion of pension benefits	1,960	1,960
Profit sharing	3,681	2,901
Accrued income taxes	4,005	3,898
Accrued interest	7,108	6,646
Other	15,785	14,079

Total	$53,715	$50,534

Note 10 – Other Liabilities

Other liabilities at April 1, 2006 and December 31, 2005 consisted of the following:

	As of
(Dollars in thousands)	April 1, 2006	December 31, 2005
Pension benefits	$48,787	$48,867
Long-term deferred tax liability	6,474	6,501
Long-term income tax payable	7,523	7,523
Legal contingency accrual	20,000	—
Deferred compensation	13,017	19,846
Post-retirement medical benefits	395	444
Other	22,574	23,399

Total	$118,770	$106,580

Note 11 – Pension and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Thirteen Weeks Ended
	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Service cost	$—	$—	$41	$45	$—	$2
Interest cost	307	318	920	896	3	8
Expected return on plan assets	—	—	(736)	(775)	—	—
Amortization of prior service cost	—	—	—	4	—	(375)
Recognized net actuarial (gain) loss	34	21	406	161	(27)	(15)

Net pension and other postretirement benefit cost (income)	$341	$339	$631	$331	$(24)	$(380)

Note 12 – Debt and Lines of Credit

The following table summarizes our debt as of the dates indicated:

	As of
(Dollars in thousands)	April 1, 2006	December 31, 2005
Long-term debt:
2002 Senior notes due 10/01/12	$150,000	$150,000
2005 Senior notes due 01/31/15	175,000	175,000
Revolving credit agreement	205,900	189,900
Capital lease obligations	10,530	11,356
Termination costs	5,802	6,329
Other	765	1,440

Long-term debt	547,997	534,025
Less: current maturities	(538,049)	(522,708)

Long-term debt, less current maturities	$9,948	$11,317

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

Subsequent Events

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

Note 13 – Contingent Liabilities

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

On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On April 21, 2008, the Company filed a motion to dismiss the consolidated amended complaint. As of the date of this report, the Court has not conducted a hearing on the Company’s motion to dismiss the consolidated amended complaint. The Company intends to defend itself vigorously. It is not yet possible to determine the ultimate outcome of this action.

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

Effective on or about January 24, 2008, VEL, the individual respondents and EdSoft executed a mutual release and settlement agreement. VEL subsequently paid EdSoft $5.4 million in connection with that settlement. In addition to providing mutual releases between EdSoft, on one hand, and VEL and the individual respondents, on the other hand, the parties agreed to dismiss any lawsuits with prejudice. EdSoft also executed a release of arbitration award. The Company has accrued $5.4 million as of April 1, 2006.

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

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year December 31, 2005 (the “2005 Form 10-K”), as well as the accompanying interim financial statements and the notes thereto for the thirteen week period ending April 1, 2006. The Company has already filed its annual report on Form 10-K for the year ended December 30, 2006 (the “2006 Form 10-K”). This section should also be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in the 2006 Form 10-K. Quarterly results shown in the 2006 10-K differ from results shown in this first quarter 2006 10-Q as the accounts of PQBS and PQIL are shown as discontinued operations in the 2006 10-K as the Company decided to sell these two entities during the second quarter of 2006 and closed the sales in the fourth quarter of 2006 and the first quarter of 2007, respectively.

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

Restatement of Financial Statements

On February 9, 2006, the Company announced that during a review related to its 2005 internal controls assessment required by the Sarbanes-Oxley Act of 2002, the Company discovered material irregularities in its accounting for 2005 and prior periods.

The Audit Committee promptly initiated an investigation and retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in the investigation of the irregularities.

In August 2006, the Company announced that the Audit Committee had completed the Audit Committee Investigation. The Company’s financial statements for fiscal years 2003 and 2004 included in the 2005 Form 10-K were restated to reflect adjustments to previously reported information on Form 10-K. As part of the restatement, the first three quarters of 2005 were also restated. Comparisons in this first quarter Form 2006 10-Q to 2005 results are to the restated amounts.

Results of Operations

Prior to 2005 we reported our results in two business segments: PQIL and PQBS. As a result of the Voyager Expanded Learning (“VEL”) acquisition completed on January 31, 2005, we report our results in three business segments: Voyager Education (“VED”), ProQuest Business Solutions (“PQBS”), and ProQuest Information and Learning (“PQIL”).

First Quarter of Fiscal 2006 Compared to the First Quarter of Fiscal 2005

	Thirteen Weeks Ended				Favorable / (Unfavorable)
(Dollars in millions)	April 1, 2006		April 2, 2005
	Amount	% of sales	Amount	% of sales
					$	%
Net sales	$127.2	100.0	$120.1	100.0	$7.1	5.9
Cost of sales	(64.0)	(50.3)	(61.0)	(50.8)	(3.0)	(4.9)

Gross profit	63.2	49.7	59.1	49.2	4.1	6.9

Research and development expense	(6.1)	(4.8)	(8.3)	(6.9)	2.2	26.5
Selling and administrative expense	(66.5)	(52.3)	(48.3)	(40.2)	(18.2)	(37.7)

Earnings (loss) before interest and income taxes	(9.4)	(7.4)	2.5	2.1	(11.9)	(476.0)

Net interest expense	(8.3)	(6.5)	(7.5)	(6.3)	(0.8)	(10.7)
Income tax expense	(2.4)	(1.9)	(2.4)	(2.0)	—	—
Equity in earnings of affiliate	0.4	0.3	0.1	0.1	0.3	nm

Net loss	$(19.7)	(15.5)	$(7.3)	(6.1)	$(12.4)	(169.9)

Net Sales.

	Thirteen Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	April 1, 2006	April 2, 2005	$	%
VED	$22.7	$7.1	$15.6	219.7
PQIL	59.6	68.0	(8.4)	(12.4)
PQBS	44.9	45.0	(0.1)	(0.2)

Total net sales	$127.2	$120.1	$7.1	5.9

Our total net sales from operations increased $7.1 million, or 5.9%, to $127.2 million in the first quarter of 2006 as compared to the first quarter of 2005. An $8.4 million decrease in net sales at PQIL as a result of the sale of the periodical microfilm and coursepack operations to NAPC in October 2005 was offset by the $15.6 million increase at VED as a result of a full quarter of operating activity for Voyager Expanded Learning acquired in January 2005. Net sales at PQBS remained relatively flat, decreasing $0.1 million year over year.

Gross Profit.

	Thirteen Weeks Ended		% of Sales
(Dollars in millions)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
VED	$10.2	$1.0	44.9	14.1
PQIL	24.9	30.0	41.8	44.1
PQBS	28.1	28.1	62.6	62.4

Total	$63.2	$59.1	49.7	49.2

Our gross profit margin increased 50 basis points to 49.7% compared to the first quarter of 2005.

At VED, the gross profit margin increased from 14.1% to 44.9% driven primarily by the $15.6 million increase in sales. As a large number of sales occurred late in the quarter in 2006, costs other than product inventory costs did not experience a commensurate increase, resulting in a higher margin for the quarter. Additionally, amortization of curriculum costs, which are not impacted by sales, is included in the gross profit amount. Accordingly, the amortization expense represented a much higher percentage of sales in 2005 versus 2006.

At PQIL, the gross profit margin decreased from 44.1% in the first quarter of 2005 compared to 41.8% in the first quarter of 2006. This decrease is primarily due to increased cost of sales related to facility lease costs as a result of selling the Zeeb Road property as part of the NAPC sale in late 2005.

At PQBS, the gross profit margin remained relatively the same at 62.6% for the first quarter 2006 as compared to 62.4% for the first quarter of 2005.

Research and Development.

	Thirteen Weeks Ended		Favorable/(Unfavorable)
(Dollars in millions)	April 1, 2006	April 2, 2005%		%
VED	$1.5	$0.6	$(0.9)	(150.0)
PQIL	2.3	5.1	2.8	54.9
PQBS	2.3	2.6	0.3	11.5

Total	$6.1	$8.3	$2.2	26.5

Our research and development expenditures include costs for database and software development, information delivery systems, and other electronic products. The increase at VED reflects the acquisition of Voyager Expanded Learning in January 2005. The decrease at PQIL reflects the sale of the periodical microfilm and coursepack operations to NAPC in October 2005.

Selling and Administrative.

	Thirteen Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	April 1, 2006	April 2, 2005	$	%
VED	$12.5	$5.2	$(7.3)	(140.4)
PQIL	23.7	24.5	0.8	3.3
PQBS	13.3	13.6	0.3	2.2
Corporate	17.0	5.0	(12.0)	(240.0)

Total	$66.5	$48.3	$(18.2)	(37.7)

The increase at VED is primarily due to the acquisition of Voyager Expanded Learning in the first quarter of 2005. The increase at Corporate is primarily due to legal and professional fees and settlement costs incurred related to the restatement of 2005 and prior years financial results.

Net Interest Expense.

	Thirteen Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	April 1, 2006	April 2, 2005	$	%
Interest income	$(1.0)	$(0.5)	$0.5	100.0
Interest expense	9.3	8.0	(1.3)	(16.3)

Total	$8.3	$7.5	$(0.8)	(10.7)

Interest expense increased $1.3 million as a result of additional debt issued in the first quarter 2005 being outstanding for the entire 2006 first quarter and higher interest rates imposed by the lenders as a result of the failure to meet certain covenants of the debt agreements. The increase in interest expense was partially offset by a $0.5 million increase in interest income resulting from higher cash balances in the 2006 first quarter. As a result, net interest expense increased $0.8 million or 10.7% quarter over quarter.

Income Tax Expense.

For the thirteen weeks ended April 1, 2006, income taxes expense was $2.4 million compared to $2.4 million for the thirteen weeks ended April 2, 2005. Income tax expense for both periods is mainly attributed to foreign source income.

Liquidity

For the first thirteen weeks of fiscal 2006, we had a use of cash from operations of $7.2 million compared to a use of $7.5 million for the first thirteen weeks of 2005. The decrease in cash used by operations is primarily due to a $12.4 million higher net loss for the period offset by changes in working capital as detailed in the following table:

Inc/(Dec) vs. 2005
(Dollars in millions)
Net loss	$(12.4)
Depreciation & amortization	1.5
Other assets	(17.6)
Accounts receivable, net	(13.7)
Accrued expenses	20.1
Deferred income taxes	(0.9)
Deferred income	9.6
Other long-term liabilities	15.2

Other assets and other long-term liabilities both increase primarily for the accrual of amounts related to settlement of the shareholder lawsuits and expected recovery from the Company’s insurers. Accrued expenses increased as a result of the costs incurred for the restatement of 2005 and prior results.

We used $11.2 million of cash in our investing activities for the first thirteen weeks of fiscal 2006, compared to the $355.5 million of cash used in the first thirteen weeks of fiscal 2005. This change is primarily due to the acquisition of VEL in the first quarter of 2005 as detailed in the following:

Inc/(Dec) vs. 2005
(Dollars in millions)
Acquisitions, net of cash acquired	$(340.6)
Property, plant, equipment, product masters, curriculum development costs, and software	(2.0)

For the first thirteen weeks of fiscal 2006, we generated cash from financing activities of $9.3 million compared to a generation of $357.8 million in the first thirteen weeks of fiscal 2005, a decrease of $348.5 million. This decrease is primarily due to the following:

Inc/(Dec) vs. 2005
(Dollars in millions)
Net increase in debt	$(345.2)
Proceeds from exercise of stock options, net	(7.3)
Monetized future billings	1.9
Debt issuance costs	2.0

We believe that current cash balances, cash generated from operations, cash proceeds from the potential sale of assets, and cash borrowing availability under our superpriority credit facility will be adequate to fund the working capital and capital expenditures needs and meet our on-going obligations for at least the next 12 months.

Financial Condition

Selected Balance Sheet information – April 1, 2006 compared to December 31, 2005

	As of		Inc/(Dec)
(Dollars in millions)	April 1, 2006	December 31, 2005	$	%
Accounts receivable, net	$87.9	$107.5	$(19.6)	(18.2)
Other current assets	41.4	42.7	(1.3)	(3.0)
Other assets	41.8	25.8	16.0	62.0
Accounts payable	69.5	82.8	(13.3)	(16.1)
Accrued expenses	53.7	50.5	3.2	6.3
Deferred income	145.2	156.0	(10.8)	(6.9)
Other liabilities	118.8	106.6	12.2	11.4

Accounts receivable decreased $19.6 million primarily due to seasonality as the first quarter is the low point in sales and the receipt of a $7.3 million income tax refund.

Other current assets decreased $1.3 million primarily due to decreases in equity securities from year end 2005.

Other assets increased $16.0 million primarily due to the recognition of a $15.0 million receivable from the Company’s insurers related to the agreement in principle reached to settle the consolidated shareholder securities class action law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan.

Accounts payable decreased $13.3 million primarily due to a reduction in royalties payable due to seasonality.

Accrued expenses increased $3.2 million primarily due to an increase in accrued taxes.

Deferred income decreased $10.8 million primarily due to seasonality.

Other liabilities increased $12.2 million primarily due to the recognition of the gross amount payable related to the agreement in principle reached to settle the consolidated shareholder securities class action law suit filed against the Company and certain officers and directors in the U.S. District Court for the Eastern District of Michigan.

Recently Issued Financial Accounting Standards

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations and cash flows.

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

In December 2004, in anticipation of our debt refinancing, we entered into Treasury Rate Locks (“2004 Locks”) with a notional amount of $125 million and a seven year term. At January 1, 2005, the unrealized marked-to-market gain of the 2004 Locks in the amount of $0.1 million (net of tax) was recorded in interest income in our Consolidated Statement of Operations. These 2004 Locks effectively fixed the underlying treasury rate for the pricing of our 2005 Senior Notes at 4.04% and settled on January 14, 2005, the same day our 2005 Senior Notes were priced. Upon settlement, a $0.5 million loss was incurred which was recorded in interest expense in our Consolidated Statement of Operations. At April 1, 2006 and as of the date of this filing, we did not have any interest rate forwards or option contracts outstanding.

Interest expense related to debt outstanding under the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement and the 2005 Revolving Credit Agreement is based on LIBOR. As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payment of all of our outstanding debt, the Company no longer has any material interest rate risk.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currency rates. At April 1, 2006 and as of the date of this filing, we had no outstanding foreign currency forwards or option contracts.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

During a review related to its 2005 internal controls assessment required by the Sarbanes-Oxley Act of 2002, the Company discovered material irregularities in its accounting for 2005 and prior periods. The Company’s Audit Committee promptly initiated an investigation and retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in the investigation of the irregularities. In August 2006, the Company announced that the Audit Committee had completed the Audit Committee Investigation. The Company’s financial statements for fiscal years 2003 and 2004 included in the 2005 Form 10-K were restated to reflect adjustments to previously reported information on Form 10-K. The 2005 Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2001 and 2002. As part of the restatement, the first three quarters of 2005 were also restated.

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 1, 2006 due to material weaknesses in internal control over financial reporting, as described in the 2005 Form 10K.

Changes in Internal Control over Financial Reporting.

As the material weaknesses disclosed in the 2005 Form 10K for the year ended December 31, 2005 were identified during and after the quarter ending April 1, 2006, the Company did not have the ability to remediate any of the control deficiencies identified in the 2005 Form 10K. Deficiencies in internal controls existing at year end 2005 continued to be deficiencies as of April 1, 2006.

Part II.    Other Information

Item 1.    Legal Proceedings

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

On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On April 21, 2008, the Company filed a motion to dismiss the consolidated amended complaint. As of the date of this report, the Court has not conducted a hearing on the Company’s motion to dismiss the consolidated amended complaint. The Company intends to defend itself vigorously. It is not yet possible to determine the ultimate outcome of this action.

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

Item 1A. Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December  31, 2005.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a) Exhibits:

The following exhibits are filed as part of this Quarterly Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits preceded by a plus sign (+) indicate a management contract or compensatory plan or arrangement.

Index Number	Description

* 3.3	Amendment to Bylaws of ProQuest Company adopted on March 1, 2006 is incorporated by reference to ProQuest Company’s Form 8-K dated March 7, 2006, File No. 001-07680.

* 10.34	2006 IBM agreement dated February 15, 2006 between ProQuest Company and International Business Machines Corporation is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Richard J. Surratt, President and CEO of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David W. Asai, Senior Vice President and Chief Financial Officer of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2008

VOYAGER LEARNING COMPANY

/s/ Richard J. Surratt
President and CEO

/s/ David W. Asai
Senior Vice President and Chief Financial Officer