Form 10-Q
period 2006-07-01
Voyager Learning CO
filed 2008-11-20
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Ended July 1, 2006, and July 2, 2005

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$37,592	$20,675	$60,301	$27,525
Cost of sales	(16,809)	(12,376)	(29,276)	(18,253)

Gross profit	20,783	8,299	31,025	9,272

Research and development expense	(1,268)	(1,156)	(2,740)	(1,802)
Selling and administrative expense	(24,314)	(11,097)	(53,352)	(21,665)

Loss from continuing operations before interest and income taxes	(4,799)	(3,954)	(25,067)	(14,195)

Net interest expense:
Interest income	447	49	717	91
Interest expense	(7,515)	(4,867)	(12,358)	(8,944)

Net interest expense	(7,068)	(4,818)	(11,641)	(8,853)

Loss from continuing operations before income taxes	(11,867)	(8,772)	(36,708)	(23,048)
Income tax benefit	3,847	487	7,935	1,279

Loss from continuing operations	(8,020)	(8,285)	(28,773)	(21,769)

Earnings from discontinued operations (less applicable income tax benefit (expense) of $300, ($2,649), ($6,203) and ($5,894), respectively)	9,829	8,525	10,924	14,744

Net earnings (loss)	$1,809	$240	$(17,849)	$(7,025)

Net earnings (loss) per common share:

Basic:
Earnings (loss) from continuing operations	$(0.27)	$(0.28)	$(0.97)	$(0.74)
Earnings (loss) from discontinued operations	0.33	0.29	0.37	0.50

Basic net earnings (loss) per common share	$0.06	$0.01	$(0.60)	$(0.24)

Diluted:
Earnings (loss) from continuing operations	$(0.27)	$(0.28)	$(0.97)	$(0.74)
Earnings (loss) from discontinued operations	0.33	0.29	0.37	0.50

Diluted net earnings (loss) per common share	$0.06	$0.01	$(0.60)	$(0.24)

Weighted average number of common shares and equivalents outstanding:
Basic	29,817	29,746	29,812	29,535
Diluted	29,817	29,746	29,812	29,535

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Balance Sheets

As of July 1, 2006 and December 31, 2005

(In thousands)

	July, 1 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,960	$30,957
Accounts receivable, net	29,303	30,913
Inventory, net	12,885	12,972
Other current assets	11,515	16,995
Assets related to discontinued operations, current	99,880	104,536

Total current assets	164,543	196,373
Property, plant, equipment, and software, at cost	19,148	10,186
Accumulated depreciation and amortization	(3,427)	(1,918)

Net property, plant, equipment, and software	15,721	8,268

Goodwill	252,586	252,618
Acquired curriculum intagibles, net	73,598	81,776
Other intangibles, net	9,391	10,489
Developed curriculum, net	6,334	5,686
Other assets	29,052	12,654
Assets related to discontinued operations, noncurrent	357,180	349,250

Total assets	$908,405	$917,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$556,882	$515,289
Accounts payable	13,909	12,351
Accrued expenses	23,167	28,267
Deferred income	9,886	14,019
Liabilities related to discontinued operations, current	215,807	259,205

Total current liabilities	819,651	829,131

Long-term liabilities:
Long-term debt, less current maturities	2,020	860
Other liabilities	77,011	59,763
Liabilities related to discontinued operations, noncurrent	65,109	75,807

Total long-term liabilities	144,140	136,430
Shareholders’ equity (deficit):
Common stock ($.001 par value, 50,000 shares authorized, 30,575 shares issued and 29,922 shares outstanding at July 1, 2006, and 30,563 shares issued and 29,910 shares outstanding at December 31, 2005)	30	30
Capital surplus	355,237	354,879
Unearned compensation on restricted stock	—	(3,122)
Notes receivable arising from stock purchases	—	—
Accumulated deficit	(393,835)	(375,986)
Treasury stock, at cost (653 shares at July 1, 2006 and 653 shares at December 31, 2005)	(16,550)	(16,550)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	19,367	11,697
Minimum pension liability, net of tax	(20,045)	(20,045)
Net unrealized gain on securities, net of tax	410	650

Accumulated other comprehensive income (loss)	(268)	(7,698)

Total shareholders’ equity (deficit)	(55,386)	(48,447)

Total liabilities and shareholders’ equity	$908,405	$917,114

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Twenty-Six Week Periods

Ended July 1, 2006, and July 2, 2005

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 1, 2006	July 2, 2005
Operating activities:
Net loss	$(17,849)	$(7,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(10,924)	(14,743)
Depreciation and amortization	11,748	8,866
Amortization of deferred financing costs	1,767	304
Stock-based compensation	2,890	523
Deferred income taxes	(162)	(5,652)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	1,610	6,587
Inventory	86	(1,959)
Other current assets	309	981
Other assets	(15,008)	1,059
Accounts payable	1,560	1,480
Accrued expenses	(5,100)	(914)
Deferred income	(4,134)	1,060
Other long-term liabilities	17,407	883
Other, net	(522)	119

Net cash used in operating activities	(16,322)	(8,432)

Investing activities:
Expenditures for property, plant, equipment, curriculum development costs, and software	(10,585)	(3,723)
Acquisitions, net of cash acquired	—	(346,129)
Purchases of equity investments available for sale	(5,317)	(2,656)
Proceeds from disposals of equity investments available for sale	10,810	1,561
Proceeds from (expenditures associated with) sales of discontinued operations, net	—	(73)

Net cash used in investing activities	(5,092)	(351,020)

Financing activities:
Proceeds from debt	542,517	451,500
Repayment of debt	(499,434)	(55,379)
Principal payments under capital lease obligations	(331)	(100)
Debt issuance costs	(3,156)	(2,071)
Proceeds from exercise of stock options, net	589	8,239

Net cash provided by financing activities	40,185	402,189

Effect of exchange rate changes on cash	841	(456)

Increase in cash and cash equivalents of continuing operations	19,612	42,281

Net cash provided by (used in) discontinued operations:
Net cash provided by (used in) operating activities	(1,634)	13,494
Net cash used in investing activities	(26,093)	(34,421)
Net cash used in financing activities	(11,882)	(15,975)

Net cash used in discontinued operations	(39,609)	(36,902)

Increase (decrease) in cash and cash equivalents	(19,997)	5,379

Cash and cash equivalents, beginning of period	30,957	4,313

Cash and cash equivalents, end of period	$10,960	$9,692

Non-cash financing and investing activities:
Common / Treasury stock issued in connection with acquisitions	$—	$20,362
Acquisition of equipment through capital leases	$1,937	$398

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The Consolidated Financial Statements include the accounts of Voyager Learning Company and its subsidiaries, including Voyager Expanded Learning, Learning A-Z, and ExploreLearning (together “VED”), ProQuest Information & Learning (“PQIL”), and ProQuest Business Solutions (“PQBS”), and are unaudited. The accounts of PQBS and PQIL are being reported as discontinued operations. See Note 3 for more details.

On February 9, 2006 the Company announced that during a review related to its 2005 internal controls assessment required by the Sarbanes-Oxley Act of 2002, the Company discovered material irregularities in its accounting for 2005 and prior periods. The Audit Committee initiated an investigation and retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in the investigation of the irregularities. In August 2006, the Company announced that the Audit Committee had completed the Audit Committee Investigation. The Company’s financial statements for fiscal years 2003 and 2004 included in the 2005 Form 10-K were restated to reflect adjustments to previously reported information on Form 10-K. The 2005 Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2001 and 2002. As part of the restatement, the first three quarters of 2005 were also restated. Comparisons of results from operations and cash flows in this second quarter 2006 Form 10-Q to second quarter and six month to date 2005 results are to the restated amounts.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2005 Consolidated Financial Statements have been made to conform to the 2006 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”). Due to seasonality, the results of operations for the twelve and twenty-six weeks ended July 1, 2006 are not necessarily indicative of the results to be expected for the year ending December 30, 2006.

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

Note 2 – Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $2.3 million and $0.6 million at July 1, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The allowance for sales returns is based on historical rates of return.

Inventory. Inventory costs include materials only. Inventory is stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market. When appropriate, a valuation reserve has been recorded to recognize slow-moving and obsolete inventory.

Property and Equipment. We recognized depreciation and amortization expense on property and equipment of $0.5 million and $0.2 million during the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively and $1.0 million and $0.4 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.

Purchased and Developed Software. Amortization of capitalized software costs during the thirteen weeks ended July 1, 2006 and July 2, 2005 totaled $0.3 million and $0.2 million, respectively and $0.5 million and $0.2 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.

Acquired Curriculum. Acquired curriculum represents curriculum acquired in the acquisitions of Voyager Learning Company and ExploreLearning in 2005 and Learning A-Z in 2004. Acquired curriculum is being amortized using an accelerated method over ten years. Acquired curriculum is presented net of accumulated amortization of $24.8 million and $16.6 million as of July 1, 2006 and December 31, 2005, respectively. Amortization of acquired curriculum for thirteen weeks ended July 1, 2006 and July 2, 2005 was $4.0 million and $4.4 million, respectively, and $8.2 million and $7.3 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.

Developed Curriculum. We capitalize certain pre-publication costs of our curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Curriculum development costs are amortized over the expected life of the education program, generally on a straight-line basis over a period of three to five years. We periodically review the recoverability of the capitalized costs based on expected net realizable value. Curriculum development costs are presented net of accumulated amortization of $1.6 million and $0.7 million as of July 1, 2006 and December 31, 2005, respectively. Amortization of curriculum development costs for thirteen weeks ended July 1, 2006 and July 2, 2005 was $0.5 million and zero, respectively and $0.9 million and zero for the twenty-six weeks ended July 1, 2006 and July 2, 2005.

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

As a result of adopting SFAS No. 123R, our loss from continuing operations before income taxes for the thirteen weeks and twenty-six weeks ended was $0.7 million and $1.3 million, respectively, higher than had we continued to account for stock-based employee compensation under APB No. 25. Additionally, $0.4 million and $0.8 million in stock compensation expense is included in earnings from discontinued operations for the thirteen and twenty-six weeks ended, respectively. Basic and diluted net earnings per share for the thirteen weeks ended July 1, 2006 would have been $0.10 and $0.10, respectively, had we not adopted SFAS No. 123R, compared to reported basic and diluted net earnings per share of $0.06 and $0.06, respectively. Basic and diluted net loss per share for the twenty-six weeks ended July 1, 2006 would have been $(0.53) and $(0.53), respectively, had we not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $(0.60) and $(0.60), respectively.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 for the thirteen weeks and twenty-six weeks ended July 2, 2005.

(Dollars in thousands except per share amounts)	Thirteen Weeks Ended July 2, 2005	Twenty-Six Weeks Ended July 2, 2005
Net earnings (loss), as reported	$240	$(7,025)
Add: Stock-based compensation, as reported	345	523
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,948)	(3,806)

Pro forma net loss	$(1,363)	$(10,308)

Earnings (loss) per share:
Basic - as reported	$0.01	$(0.24)
Basic - pro forma	$(0.05)	$(0.35)
Diluted - as reported	$0.01	$(0.24)
Diluted - pro forma	$(0.05)	$(0.35)

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

We also issue shares of restricted stock to certain employees and non-employees. For the thirteen and twenty-six weeks ended July 1, 2006 we issued zero and 2,067 shares, respectively, compared to zero and 108,652 shares, respectively, for the thirteen and twenty-six weeks ended July 2, 2005.

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

Net Earnings (loss) per Common Share. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, and reflects the potential dilution that could occur if all of our outstanding stock options that are in-the-money were exercised and the restricted stock was fully vested, using the treasury stock method. Under the treasury stock method, the proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. A reconciliation of the weighted-average number of common shares and equivalents outstanding in the calculation of basic and diluted net earnings (loss) per common share is shown in the table below for the periods indicated:

(Shares in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Basic	29,817	29,746	29,812	29,535
Dilutive effect of stock options and non-vested restricted stock	—	—	—	—

Diluted	29,817	29,746	29,812	29,535

No options or unvested restricted shares were included in the computation of diluted net earnings (loss) per common share for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005 because a loss from continuing operations occurred and to include them would be anti-dilutive.

Segment Reporting. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS No 131”), we have aggregated our operating results for continuing operations into one reportable segment, VED, which consists of only domestic operations.

Correction of an immaterial error. While preparing the financial statements for 2006, we discovered an error in the amount of expense recognized in 2005 for cost of goods sold related to royalty costs incurred by the PQIL division which was sold in February 2007. The error was immaterial to previously issued 2005 financial statements and is immaterial to 2006 results in light of the fact that the PQIL division has been sold and is now being reported as discontinued operations. We have corrected the 2005 results being presented in the 2006 financial statements. The correction increased earnings from discontinued operations for the thirteen week period ended July 2, 2005 by $0.6 million. A summary of the impact of this change on previously filed 2005 quarterly results is as follows:

(In thousands except per share amounts)	Thirteen week period ended July 2, 2005			Twenty-six week period ended July 2, 2005
	Uncorrected	Error Correction	As corrected	Uncorrected	Error Correction	As corrected
Earnings from discontinued operations	$7,960	$564	$8,524	$13,644	$1,099	$14,743

Net earnings (loss)	$(324)	$564	$240	$(8,124)	$1,099	$(7,025)

Net earnings (loss) per common share
Basic and Diluted:
Earnings from discontinued operations	$0.27	$0.02	$0.29	$0.46	$0.04	$0.50

Net earnings (loss) per common share	$(0.01)	$0.02	$0.01	$(0.28)	$0.04	$(0.24)

Average number of common shares and equivalents outstanding:
Basic	29,746	29,746	29,746	29,535	29,535	29,535
Diluted	29,746	29,746	29,746	29,535	29,535	29,535

Note 3 – Discontinued Operations

In the second quarter of 2006, the Company determined to sell PQBS and PQIL to raise capital to repay its outstanding debt. The Board authorized the plan of sale and investment bankers were retained to assist the Company in the sales. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. In December 2006, we announced the sale of PQIL including all remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. This sale closed on February 9, 2007 and we used a portion of the proceeds from that sale to pay down all remaining debt.

The operating results of sold or to be sold businesses have been segregated from our continuing operations. The Consolidated Statements of Operations separately reflect the earnings of PQBS and PQIL as discontinued operations. Interest expense of $5.1 million and $8.4 million for thirteen and twenty-six weeks ended July 1, 2006 and $2.5 million and $4.5 million for the thirteen and twenty-six weeks ended July 2, 2005 respectively, was allocated to discontinued operations based on the ratio of net assets being sold to total net assets of the consolidated company.

Total assets related to discontinued operations by business segment at July 1, 2006 and fiscal year ended December 31, 2005 were as follows:

(Dollars in thousands)	Fiscal Years Ended
	July 1 2006	December 31, 2005
Assets related to discontinued operations by business segment:
ProQuest Information and Learning businesses	$336,297	$339,602
ProQuest Business Solutions businesses	120,763	114,184

Total assets related to discontinued operations	$457,060	$453,786

The major classes of assets and liabilities related to discontinued operations at July 1, 2006 and fiscal year ended December 31, 2005 included in our Consolidated Balance Sheets were as follows:

	Period Ended
(Dollars in thousands)	July 1 2006	December 31, 2005
Assets related to discontinued operations:
Accounts receivable, net	$71,937	$76,535
Inventory	1,970	2,273
Other current assets	25,973	25,728

Total current assets related to discontinued operations	99,880	104,536

Property, plant, equipment, and software, net	198,196	196,870
Investment in affiliate	2,961	2,131
Long-term receivables	14,447	12,924
Goodwill, net	115,736	111,865
Other intangible assets, net	10,040	12,275
Other assets	15,800	13,185

Total assets related to discontinued operations	$457,060	$453,786

Liabilities related to discontinued operations:
Current maturities of long-term debt	$6,668	$7,419
Accounts payable	50,903	70,497
Accrued expenses	22,514	22,266
Current portion of monetized future billings	13,606	17,058
Deferred income	122,116	141,965

Total current liabilities related to discontinued operations	215,807	259,205

Monetized future billings, less current portion	12,281	18,533
Long-term debt, less current maturities	7,482	10,457
Other liabilities	45,346	46,817

Total liabilities related to discontinued operations	$280,916	$335,012

Results from discontinued operations are shown in the tables below for the quarter and year to date periods indicated:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
(Dollars in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales by business segment:
ProQuest Information and Learning	$62,727	$66,098	$122,335	$134,168
ProQuest Business Solutions	46,149	45,237	91,064	90,215

Net sales from discontinued operations	$108,876	$111,335	$213,399	$224,383

Earnings (loss) before interest and income taxes:
ProQuest Information and Learning	1,331	1,748	(369)	2,174
ProQuest Business Solutions	13,778	13,013	26,800	25,592

Earnings from discontinued operations before interest and income taxes	15,109	14,761	26,431	27,766

Interest expense, net	(5,580)	(3,587)	(9,304)	(7,128)
Income tax expense	300	(2,649)	(6,203)	(5,894)

Earnings from discontinued operations, net of taxes	$9,829	$8,525	$10,924	$14,744

Note 4 – Comprehensive Income

Comprehensive income or loss includes net earnings (loss), foreign currency translation adjustments, and net unrealized gain (loss) on available-for-sale securities.

Comprehensive income (loss) is shown in the table below for the periods indicated:

(Dolllars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net earnings (loss)	$1,809	$240	$(17,849)	$(7,025)

Other comprehensive income (loss):
Foreign currency translation adjustments	6,198	(5,629)	7,670	(7,304)
Unrealized gain (loss) on securities, net of tax	(82)	125	(240)	186

Comprehensive income (loss)	$7,925	$(5,264)	$(10,419)	$(14,143)

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the twenty-six weeks ended July 1, 2006, are as follows:

(Dollars in thousands)	Total
Balance as of December 31, 2005	$252,618
Goodwill acquired (1)	(32)

Balance as of July 1, 2006	$252,586

(1)	Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior year acquisitions.

As of July 1, 2006 and December 31, 2005 our intangible assets and related accumulated amortization consisted of the following:

(Dollars in thousands)	Balance as of July 1, 2006
	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(24,812)	$73,598
Developed curriculum	7,922	(1,588)	6,334
Customer relationships	5,130	(797)	4,333
Trademark	3,860	(609)	3,251
Non-compete agreements	3,517	(1,710)	1,807

Total intangibles, net	$118,839	$(29,516)	$89,323

(Dollars in thousands)	Balance as of December 31, 2005
	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(16,634)	$81,776
Developed curriculum	6,356	(670)	5,686
Customer relationships	5,130	(524)	4,606
Trademark	3,860	(403)	3,457
Non-compete agreements	3,517	(1,091)	2,426

Total intangibles, net	$117,273	$(19,322)	$97,951

We recorded $5.1 million and $10.2 million of intangible amortization expense for the thirteen and twenty-six weeks ended July 1, 2006, respectively compared to $4.9 million and $8.2 million during the thirteen and twenty-six weeks ended July 2, 2005, respectively.

During the twenty-six weeks ended July 1, 2006 there were no intangibles acquired.

Note 6 – Other Current Assets

Other current assets at July 1, 2006 and December 31, 2005 consisted of the following:

(Dollars in thousands)	As of
	July 1, 2006	December 31, 2005
Short-term deferred tax asset	$4,044	$4,044
Prepaid commissions	435	—
Available-for-sale securities	3,778	8,948
Maintenance agreements	212	943
Other	3,046	3,060

Total	$11,515	$16,995

Note 7 – Other Assets

Other assets at July 1, 2006 and December 31, 2005 consisted of the following:

(Dollars in thousands)	As of
	July 1, 2006	December 31, 2005
Long-term deferred tax asset	$9,872	$9,872
Deferred financing costs, net	4,001	2,613
Insurance receivable	15,000	—
Other	179	169

Total	$29,052	$12,654

Note 8 – Accrued Expenses

Accrued expenses at July 1, 2006 and December 31, 2005 consisted of the following:

(Dollars in thousands)	As of
	July 1, 2006	December 31, 2005
Salaries, wages and bonuses	$6,340	$3,642
Current portion of deferred compensation	2,256	2,256
Current portion of pension benefits	1,960	1,960
Profit sharing	1,483	2,901
Accrued interest	3,512	6,646
Other	7,616	10,862

Total	$23,167	$28,267

Note 9 – Other Liabilities

Other liabilities at July 1, 2006 and December 31, 2005 consisted of the following:

(Dollars in thousands)	As of
	July 1, 2006	December 31, 2005
Pension benefits	$21,239	$21,524
Long-term deferred tax liability	6,339	6,501
Long-term income tax payable	7,790	7,523
Legal contingency accrual	20,000	—
Deferred compensation	12,624	19,846
Post-retirement medical benefits	378	444
Other	8,641	3,925

Total	$77,011	$59,763

Note 10 – Pension and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

(Dollars in thousands)	Thirteen Weeks Ended
	U.S. Plans Pension Benefits		Other Postretirement Benefits
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$—	$—	$—	$2
Interest cost	307	318	3	8
Amortization of prior service cost	—	—	—	(375)
Recognized net actuarial (gain) loss	34	21	(27)	(15)

Net pension and other postretirement benefit cost (income)	$341	$339	$(24)	$(380)

(Dollars in thousands)	Twenty-Six Weeks Ended
	U.S. Plans Pension Benefits		Other Postretirement Benefits
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$—	$—	$—	$4
Interest cost	614	636	6	16
Amortization of prior service cost	—	—	—	(750)
Recognized net actuarial (gain) loss	68	42	(54)	(30)

Net pension and other postretirement benefit cost (income)	$682	$678	$(48)	$(760)

Note 11 – Debt and Lines of Credit

The following table summarizes our debt as of the dates indicated:

(Dollars in thousands)	As of
	July 1, 2006	December 31, 2005
Long-term debt:
2002 Senior notes due 10/01/12	$150,000	$150,000
2005 Senior notes due 01/31/15	175,000	175,000
2005 Revolving credit agreement	230,900	189,900
Capital lease obligations	2,995	1,241
Termination costs	7	8

Long-term debt	558,902	516,149
Less: current maturities	(556,882)	(515,289)

Long-term debt, less current maturities	$2,020	$860

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

Subsequent Events

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

Note 12 – Contingent Liabilities

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

Effective on or about January 24, 2008, VEL, the individual respondents and EdSoft executed a mutual release and settlement agreement. VEL subsequently paid EdSoft $5.4 million in connection with that settlement. In addition to providing mutual releases between EdSoft, on one hand, and VEL and the individual respondents, on the other hand, the parties agreed to dismiss any lawsuits with prejudice. EdSoft also executed a release of arbitration award. The Company has accrued $5.4 million as of July 1, 2006.

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

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), as well as the accompanying interim financial statements for the thirteen and twenty-six week period ending July 1, 2006. The Company has already filed its annual report on Form 10-K for the year ended December 30, 2006 (the “2006 Form 10-K”). This section should also be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in the 2006 Form 10-K.

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

In August 2006, the Company announced that the Audit Committee had completed the Audit Committee Investigation. The Company’s financial statements for fiscal years 2003 and 2004 included in the 2005 Form 10-K were restated to reflect adjustments to previously reported information on Form 10-K. As part of the restatement, the first three quarters of 2005 were also restated. Comparisons in this second quarter 2006 Form 10-Q to 2005 results are to the restated amounts.

Results of Operations

Previously, we reported our results of operations in three business segments: Voyager Education (“VED”), ProQuest Business Solutions (“PQBS”), and ProQuest Information and Learning (“PQIL”). In the second quarter of 2006, the Company determined to sell PQBS and PQIL to raise capital to repay its outstanding debt. The Board authorized the plan of sale and investment bankers were retained to assist the Company in the sales. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. In December 2006, we announced the sale of PQIL including all remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. This sale closed on February 9, 2007 and we used a portion of the proceeds from that sale to pay down all remaining debt.

The operating results of PQBS and PQIL have been segregated from our results of operations. The Consolidated Statements of Operations separately reflect the earnings of PQBS and PQIL as discontinued operations.

Second Quarter of Fiscal 2006 Compared to the Second Quarter of Fiscal 2005

	Thirteen Weeks Ended
(Dollars in millions)	July 1, 2006		July 2, 2005
		% of		% of	Favorable / (Unfavorable)
	Amount	sales	Amount	sales	$	%
Net sales	$37.6	100.0	$20.7	100.0	$16.9	81.6
Cost of sales	(16.8)	(44.7)	(12.4)	(59.9)	(4.4)	(35.5)

Gross profit	20.8	55.3	8.3	40.1	12.5	150.6

Research and development expense	(1.3)	(3.5)	(1.2)	(5.8)	(0.1)	(8.3)
Selling and administrative expense	(24.3)	(64.6)	(11.1)	(53.6)	(13.2)	(118.9)

Loss from continuing operations before interest and income taxes	(4.8)	(12.8)	(4.0)	(19.3)	(0.8)	20.0

Net interest expense	(7.1)	(18.9)	(4.8)	(23.2)	(2.3)	(47.9)
Income tax benefit	3.9	10.4	0.5	2.4	3.4	nm

Loss from continuing operations	$(8.0)	(21.3)	$(8.3)	(40.1)	$0.3	3.6

Net Sales.

Our net sales from continuing operations increased $16.9 million, or 81.6%, to $37.6 million in the second quarter of 2006.

Sales from VED products were $37.6 million for the second quarter of fiscal 2006. Revenue was driven primarily by the timing of customer renewals and additional reading and math solutions offered in 2006 versus 2005. Revenue is seasonal, with the second and third quarters being the strongest.

Gross Profit.

Our gross profit margin increased from 40.1% for the second quarter of fiscal 2005 to 55.3% for the second quarter of fiscal 2006 as cost of sales increased 35.5% or $4.4 million on an 81.6% or $16.9 million increase in sales. The gross profit increase was driven primarily by the increase in sales. The gross profit margin increase from the second quarter of fiscal 2005 to the second quarter of fiscal 2006 is due to amortization of curriculum costs, which are not impacted by sales and, accordingly, represented a much higher percentage of the lower 2005 sales versus the higher 2006 sales.

Research and Development.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization.

Selling and Administrative.

	Thirteen Weeks Ended
	July 1,	July 2,	Favorable / (Unfavorable)
(Dollars in millions)	2006	2005	$	%
VED	$10.5	$7.6	$(2.9)	(38.2)
Corporate	13.8	3.5	(10.3)	(294.3)

Total	$24.3	$11.1	$(13.2)	(118.9)

The increase at VED is primarily due to the increase in sales. The increase at Corporate is primarily due to increased professional and consulting fees as a result of the restatement of 2005 and prior year financials.

Net Interest Expense.

	Thirteen Weeks Ended
	July 1,	July 2,	Favorable / (Unfavorable)
(Dollars in millions)	2006	2005	$	%
Interest income	$0.4	$0.1	0.3	300.0
Interest expense	(7.5)	(4.9)	(2.6)	(53.1)

Total	$(7.1)	$(4.8)	$(2.3)	(47.9)

Interest expense increased $2.6 million as a result of fees and higher interest rates imposed by the lenders as a result of the failure to meet certain covenants of the debt agreements. The increase in interest expense was partially offset by a $0.3 million increase in interest income resulting from higher cash balances in the 2006 second quarter. As a result, net interest expense increased $2.3 million or 47.9% quarter over quarter.

Income Tax Expense.

For the thirteen weeks ended July 1, 2006, the income tax benefit for continuing operations was recorded at an effective rate of 25.6%, compared to an effective rate of 5.5% for the thirteen weeks ended July 2, 2005. The income tax benefit recognized in 2005 and 2006 was limited to income tax expense recognized by the company’s US domestic discontinued operations. The company also recognized a $0.8 million deferred income tax benefit in the 2Q of 2006 due to the enactment of the Texas Gross Margin tax legislation.

Results of Operations

First Half 2006 Compared to the First Half 2005

	Twenty-Six Weeks Ended
(Dollars in millions)	July 1, 2006		July 2, 2005
		% of		% of	Favorable / (Unfavorable)
	Amount	sales	Amount	sales	$	%
Net sales	$60.3	100.0	$27.5	100.0	$32.8	119.3
Cost of sales	(29.3)	(48.6)	(18.2)	(66.2)	(11.1)	(61.0)

Gross profit	31.0	51.4	9.3	33.8	21.7	233.3

Research and development expense	(2.7)	(4.5)	(1.8)	(6.5)	(0.9)	(50.0)
Selling and administrative expense	(53.4)	(88.5)	(21.7)	(78.9)	(31.7)	(146.1)

Loss from continuing operations before interest and income taxes	(25.1)	(41.6)	(14.2)	(51.6)	(10.9)	76.8

Net interest expense	(11.6)	(19.3)	(8.9)	(32.4)	(2.7)	(30.3)
Income tax benefit	7.9	13.1	1.3	4.7	6.6	nm

Net loss from continuing operations	$(28.8)	(47.8)	$(21.8)	(79.3)	(7.0)	(32.1)

Net Sales.

Our net sales from continuing operations increased $32.8 million, or 119.3%, to $60.3 million in the first half of fiscal 2006. Revenue was driven primarily by sales of our Voyager Passport, Summer School and Universal Literacy System programs. In addition, first half 2005 reflects the acquisition of VEL in February 2005. Revenue is seasonal, with the second and third quarters being the strongest. The first and fourth quarters are generally the lowest.

Gross Profit.

Our gross profit margin increased from 33.8% for the first half of fiscal 2005 to 51.4% for the first half of fiscal 2006. The gross profit increase was driven primarily by the $32.8 million increase in sales. The gross profit margin increase from the first half of fiscal 2005 to the first half of fiscal 2006 is due to amortization of curriculum costs, which are not impacted by sales and, accordingly, represented a much higher percentage of the lower 2005 sales versus the higher 2006 sales.

Research and Development.

Research and development expenditures increased $0.9 million to $2.7 million and includes costs to research, evaluate and develop educational products, net of capitalization.

Selling and Administrative.

	Twenty-Six Weeks Ended
	July 1,	July 2,	Favorable / (Unfavorable)
(Dollars in millions)	2006	2005	$	%
VED	$23.0	$12.8	$(10.2)	(79.7)
Corporate	30.4	8.9	(21.5)	(241.6)

Total	$53.4	$21.7	$(31.7)	(146.1)

The increase at VED is primarily due to the increase in sales. The increase at Corporate is primarily due to increased professional and consulting fees as a result of the restatement of 2005 and prior year financials.

Net Interest Expense.

	Twenty-Six Weeks Ended
	July 1,	July 2,	Favorable / (Unfavorable)
(Dollars in millions)	2006	2005	$	%
Interest income	$0.7	$—	0.7	nm
Interest expense	(12.3)	(8.9)	(3.4)	(38.2)

Total	$(11.6)	$(8.9)	$(2.7)	(30.3)

Interest expense increased $3.4 million as a result of additional debt issued in the first quarter 2005 being outstanding for the entire first half of 2006 and fees and higher interest rates imposed by the lenders as a result of the failure to meet certain covenants of the debt agreements. The increase in interest expense was partially offset by a $0.7 million increase in interest income resulting from higher cash balances in the 2006 period. As a result, net interest expense increased $2.7 million or 30.3% first half 2006 over first half 2005.

Income Tax Expense.

For the twenty-six weeks ended July 1, 2006, the income tax benefit for continuing operations was recorded at an effective rate of 25.6%, compared to an effective rate of 5.5% for the twenty-six weeks ended July 2, 2005. The income tax benefit recognized in 2005 and 2006 was limited to income tax expense recognized by the company’s US domestic discontinued operations. The company also recognized a $0.8 million deferred income tax benefit in the 2Q of 2006 due to the enactment of the Texas Gross Margin tax legislation.

Liquidity

For the first half of fiscal 2006, we used cash in operating activities for continuing operations of $16.3 million compared to $8.4 million for the first half of 2005, an increase of $7.9 million. The increase in cash used in operating activities for continuing operations is primarily due to a $10.8 million higher net loss for the period offset by changes in working capital as detailed in the following table:

Inc/ (Dec) vs. 2005
(Dollars in millions)
Net earnings (loss)	$(10.8)
Earnings from discontinued operations, net of tax	3.8
Depreciation & amortization	2.9
Deferred income taxes	5.5
Stock-based compensation	2.4
Accounts receivable, net	(5.0)
Other assets	(16.1)
Accrued expenses	(4.2)
Deferred income	(5.2)
Other long-term liabilities	16.5

Other assets and other long-term liabilities both increase primarily for the accrual of amounts related to settlement of the shareholder lawsuits and expected recovery from the Company’s insurers.

We used $5.1 million of cash in our investing activities for the first half of fiscal 2006, decrease of $345.9 million compared to the first half of 2005. This change is primarily due to the acquisition of Voyager Expanded Learning in the first quarter of 2005 as detailed in the following:

Inc/ (Dec) vs. 2005
(Dollars in millions)
Acquisitions, net of cash acquired	$346.1
Purchases of equity investments available for sale	(2.7)
Proceeds from disposal of equity investments available for sale	9.2
Property, plant, equipment, curriculum development costs, and software	(6.9)

For the first half of fiscal 2006, we generated cash from financing activities of $40.2 million compared to a generation of $402.2 million in the first half of fiscal 2005, a decrease of $362.0 million. This decrease is primarily due to the following:

Inc/ (Dec) vs. 2005
(Dollars in millions)
Proceeds from debt	$91.0
Repayment of debt	(444.1)
Proceeds from exercise of stock options, net	(7.7)
Debt issuance costs	(1.1)

We believe that current cash balances, cash generated from operations, cash proceeds from the potential sale of assets, and cash borrowing availability under our superpriority credit facility will be adequate to fund the working capital and capital expenditures needs and meet our on-going obligations for at least the next 12 months.

Financial Condition

Selected Balance Sheet information – July 1, 2006 compared to December 31, 2005

	As of
	July 1,	December 31,	Inc/ (Dec)
(Dollars in millions)	2006	2005	$	%
Accounts receivable, net	$17.9	$12.0	$5.9	49.2
Income tax receivable	11.4	18.9	(7.5)	(39.7)
Other current assets	11.5	17.0	(5.5)	(32.4)
Other assets	29.1	12.7	16.4	129.1
Accounts payable	13.9	12.4	1.5	12.1
Accrued expenses	23.2	28.3	(5.1)	(18.0)
Deferred income	9.9	14.0	(4.1)	(29.3)
Other liabilities	77.0	59.8	17.2	28.8

Accounts receivable, net increased $5.9 million due to seasonality. Sales are seasonal, with the second and third quarters being the strongest. The first and fourth quarters are generally the lowest.

Income tax receivable decreased $7.5 million as a result of receiving refunds of taxes previously paid.

Other current assets decreased by $5.5 million primarily due to decreases in equity securities from year end 2005.

Other assets increased by $16.4 million primarily due to the recognition of a $15.0 million receivable from the company’s insurers related to the agreement in principle reached to settle the consolidated shareholder securities class action law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan.

Accounts payable increased by $1.5 million due to expenses related to the new Ann Arbor headquarters facility.

Accrued expenses decreased by $5.1 million due to decreases in accrued taxes and accrued interest.

Deferred income decreased $4.1 million primarily due to seasonality.

Other liabilities increased $17.2 million primarily due to the recognition of the gross amount payable related to the agreement in principle reached to settle the consolidated shareholder securities class action law suit filed against the Company and certain officers and directors in the U.S. District Court for the Eastern District of Michigan.

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

In December 2004, in anticipation of our debt refinancing, we entered into Treasury Rate Locks (“2004 Locks”) with a notional amount of $125 million and a seven year term. At January 1, 2005, the unrealized marked-to-market gain of the 2004 Locks in the amount of $0.1 million (net of tax) was recorded in interest income in our Consolidated Statement of Operations. These 2004 Locks effectively fixed the underlying treasury rate for the pricing of our 2005 Senior Notes at 4.04% and settled on January 14, 2005, the same day our 2005 Senior Notes were priced. Upon settlement, a $0.5 million loss was incurred which was recorded in interest expense in our Consolidated Statement of Operations. At July 1, 2006 and as of the date of this filing, we did not have any interest rate forwards or option contracts outstanding.

Interest expense related to debt outstanding under the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement and the 2005 Revolving Credit Agreement was based on LIBOR. As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payment of all of our outstanding debt, the Company no longer has any material interest rate risk.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currency rates. At July 1, 2006 and as of the date of this filing, we had no outstanding foreign currency forwards or option contracts.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 1, 2006 due to material weaknesses in internal control over financial reporting, as described in the 2005 Form 10-K.

Changes in Internal Control over Financial Reporting.

As the material weaknesses disclosed in the 2005 Form 10K for the year ended December 31, 2005 were identified during and after the quarter ending July 1, 2006, the Company did not have the ability to remediate any of the control deficiencies identified in the 2005 Form 10K. Deficiencies in internal controls existing at year end 2005 continued to be deficiencies as of July 1, 2006.

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

Securities and Exchange Commission Investigation

In February 2006, the Division of Enforcement of the SEC commenced an informal inquiry regarding the Company’s announcement of a possible restatement. In April 2006, the Division of Enforcement of the SEC commenced a formal, non-public investigation in connection with the Company’s restatement. On July 22, 2008, the Securities and Exchange Commission ("SEC” or “Commission”) filed a settled enforcement action against the Company in the United States District Court for the Eastern District of Michigan (the “Court”). Pursuant to that settlement, the terms of which were disclosed previously by the Company, without admitting or denying the allegations in the Complaint, the Company consented to the filing by the Commission of a Complaint, and to the imposition by the Court of a final judgment of permanent injunction against the Company. The Complaint alleges civil violations of the reporting, books and records and internal controls provisions of the Securities Exchange Act of 1934. The final judgment was signed by the court on July 28, 2008 and permanently enjoins the Company from future violations of those provisions. No monetary penalty is imposed. The settlement resolves fully the previously disclosed SEC investigation of the Company’s restatement.

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

Index Number	Description
* 4.6	Waiver and Omnibus Amendment Agreement dated as of May 2, 2006 to the 2005 Revolving Credit Agreement Dated as of January 31, 2005 and 2002 Note Purchase Agreement Dated as of October 1, 2002 and 2005 Note Purchase Agreement dated as of January 31, 2005 is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

* 4.7	Guaranty and Collateral Agreement dated as of May 2, 2006 among ProQuest Company, as the Company, and The Various Financial Institutions Party Hereto, as Lenders, and LaSalle Bank Midwest National Association, as Collateral Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

* 4.8	2006 Revolving Credit Agreement dated as of May 2, 2006 among ProQuest Company, as the Company, and The Various Financial Institutions Party Hereto, as Lenders, and ING Investment Management LLC, as Administrative Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

* 4.9	Collateral Agency And Intercreditor Agreement dated as of May 2, 2006 among The Lenders, The Noteholders and LaSalle Bank Midwest National Association, as Collateral Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

* 4.10	Waiver and Omnibus Amendment Agreement dated as of October 20, 2006 to the 2005 Revolving Credit

Agreement Dated as of January 31, 2005 and the 2006 Revolving Credit Agreement Dated as of May 2, 2006 and 2002 Note Purchase Agreement Dated as of October 1, 2002 and 2005 Note Purchase Agreement dated as of January 31, 2005 is incorporated by reference to ProQuest Company’s Form 8-K dated October 25, 2006, File No. 001-07680.

* + 10.35	Retention agreements dated July 13, 2006 between ProQuest Company and Richard Surratt, Todd Buchardt, and Linda Longo-Kazanova is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Richard J. Surratt, President and CEO of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David W. Asai, Senior Vice President, Chief Financial Officer, and Assistant Secretary of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2008	VOYAGER LEARNING COMPANY

/s/ Richard J. Surratt
President and CEO

/s/ David W. Asai
Senior Vice President and Chief Financial Officer