Form 10-Q
period 2006-09-30
Voyager Learning CO
filed 2008-11-20
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Ended September 30, 2006 and October 1, 2005

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$33,565	$33,283	$93,866	$60,808
Cost of sales	(15,223)	(16,057)	(44,499)	(34,310)

Gross profit	18,342	17,226	49,367	26,498

Research and development expense	(1,386)	(1,408)	(4,126)	(3,210)
Selling and administrative expense	(20,574)	(12,870)	(73,926)	(34,535)

Earnings (loss) from continuing operations before interest, income taxes, and equity in earnings of affiliate	(3,618)	2,948	(28,685)	(11,247)

Net interest expense:
Interest income	78	52	795	143
Interest expense	(7,739)	(5,193)	(20,097)	(14,137)

Net interest expense	(7,661)	(5,141)	(19,302)	(13,994)

Loss from continuing operations before income taxes	(11,279)	(2,193)	(47,987)	(25,241)
Income tax benefit	2,892	122	10,827	1,401

Loss from continuing operations	(8,387)	(2,071)	(37,160)	(23,840)
Earnings from discontinued operations (less applicable income taxes of $11,555, $1,562, $17,758 and $7,456, respectively)	21,320	2,986	32,244	17,730

Net earnings (loss)	$12,933	$915	$(4,916)	$(6,110)

Net earnings (loss) per common share:

Basic:
Earnings (loss) from continuing operations	$(0.28)	$(0.07)	$(1.24)	$(0.81)
Earnings (loss) from discontinued operations	0.71	0.10	1.08	0.60

Basic net earnings (loss) per common share	$0.43	$0.03	$(0.16)	$(0.21)

Diluted:
Earnings (loss) from continuing operations	$(0.28)	$(0.07)	$(1.24)	$(0.81)
Earnings (loss) from discontinued operations	0.71	0.10	1.08	0.60

Diluted net earnings (loss) per common share	$0.43	$0.03	$(0.16)	$(0.21)

Average number of common shares and equivalents outstanding:
Basic	29,818	29,760	29,814	29,610
Diluted	29,818	29,760	29,814	29,610

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2006 and December 31, 2005

(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,664	$30,957
Accounts receivable, net	26,409	30,913
Inventory, net	14,463	12,972
Other current assets	12,520	16,995
Assets related to discontinued operations, current	135,307	104,536

Total current assets	196,363	196,373

Property, plant, equipment, and software, at cost	20,103	10,186
Accumulated depreciation and amortization	(4,200)	(1,918)

Net property, plant, equipment, and software	15,903	8,268

Goodwill	252,586	252,618
Acquired curriculum intangibles, net	69,583	81,776
Other intangibles, net	8,846	10,489
Developed curriculum, net	6,768	5,686
Other assets	26,938	12,654
Assets related to discontinued operations, noncurrent	419,843	349,250

Total assets	$996,830	$917,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$536,942	$515,289
Accounts payable	10,566	12,351
Accrued expenses	30,849	28,267
Deferred income	13,938	14,019
Liabilities related to discontinued operations, current	255,752	259,205

Total current liabilities	848,047	829,131

Long-term liabilities:
Long-term debt, less current maturities	1,804	860
Other liabilities	77,673	59,763
Liabilities related to discontinued operations, noncurrent	106,990	75,807

Total long-term liabilities	186,467	136,430

Shareholders’ equity (deficit):
Common stock ($.001 par value, 50,000 shares authorized, 30,572 shares issued and 29,917 shares outstanding at September 30, 2006, and 30,563 shares issued and 29,910 shares outstanding at December 31, 2005)	30	30
Capital surplus	356,606	354,879
Unearned compensation on restricted stock	—	(3,122)
Accumulated deficit	(380,902)	(375,986)
Treasury stock, at cost (655 shares at September 30, 2006 and 653 shares at December 31, 2005)	(16,550)	(16,550)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment	22,617	11,697
Minimum pension liability, net of tax	(20,045)	(20,045)
Net unrealized gain (loss) on securities, net of tax	560	650

Accumulated other comprehensive income (loss)	3,132	(7,698)

Total shareholders’ equity (deficit)	(37,684)	(48,447)

Total liabilities and shareholders’ equity	$996,830	$917,114

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Cash Flows

For the Thirty-Nine Week Periods

Ended September 30, 2006 and October 1, 2005

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2006	October 1, 2005
Operating activities:
Net earnings	$(4,916)	$(6,111)
Adjustments to reconcile net earnings to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(32,244)	(17,729)
Depreciation and amortization	17,815	14,700
Amortization of deferred financing costs	3,662	467
Stock-based compensation	4,259	926
Deferred income taxes	(211)	(22,743)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	4,503	(4,820)
Inventory	(1,491)	(3,954)
Other current assets	(376)	(544)
Other assets	(14,975)	731
Accounts payable	(1,784)	2,837
Accrued expenses	2,600	21,061
Deferred income	(82)	7,844
Other long-term liabilities	18,119	(5,587)
Other, net	(504)	88

Net cash used in operating activities	(5,625)	(12,834)

Investing activities:
Expenditures for property, plant, equipment, curriculum development costs, and software	(12,725)	(6,689)
Acquisitions, net of cash acquired	—	(346,129)
Purchases of equity investments available for sale	(5,844)	(3,226)
Proceeds from disposals of equity investments available for sale	11,169	1,801
Proceeds from (expenditures associated with) sales of discontinued operations, net	(19)	(86)

Net cash used in investing activities	(7,419)	(354,329)

Financing activities:
Proceeds from debt	558,815	513,100
Repayment of debt	(535,674)	(92,686)
Principal payments under capital lease obligations	(545)	(178)
Debt issuance costs	(2,969)	(2,071)
Proceeds from exercise of stock options, net	589	8,424

Net cash provided by financing activities	20,216	426,589

Effect of exchange rate changes on cash	1,021	(690)

Increase in cash and cash equivalents of continuing operations	8,193	58,736

Net cash provided by (used in) discontinued operations:
Net cash provided by operating activities	23,206	38,622
Net cash used in investing activities	(37,638)	(53,498)
Net cash used in financing activities	(17,054)	(23,256)

Net cash used in discontinued operations	(31,486)	(38,132)

Increase (decrease) in cash and cash equivalents	(23,293)	20,604

Cash and cash equivalents, beginning of period	30,957	4,313

Cash and cash equivalents, end of period	$7,664	$24,917

Non-cash financing and investing activities:
Common / Treasury stock issued in connection with acquisitions	$—	$20,362
Acquisition of equipment through capital leases	$1,937	$948

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

On February 9, 2006 the Company announced that during a review related to its 2005 internal controls assessment required by the Sarbanes-Oxley Act of 2002, the Company discovered material irregularities in its accounting for 2005 and prior periods. The Audit Committee initiated an investigation and retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in the investigation of the irregularities. In August 2006, the Company announced that the Audit Committee had completed the Audit Committee Investigation. The Company’s financial statements for fiscal years 2003 and 2004 included in the 2005 Form 10-K were restated to reflect adjustments to previously reported information on Form 10-K. The 2005 Form 10-K also reflects the restatement of Selected Consolidated Financial Data for the fiscal years ended 2001 and 2002. As part of the restatement, the first three quarters of 2005 were also restated. Comparisons of results from operations and cash flows in this third quarter 2006 Form 10-Q to third quarter and nine months to date 2005 results are to the restated amounts.

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2005 Consolidated Financial Statements have been made to conform to the 2006 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Due to seasonality, the results of operations for the twelve and thirty-nine weeks ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 30, 2006.

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

Note 2 – Significant Accounting Policies

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $2.5 million and $0.6 million at September 30, 2006 and December 31, 2005, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The allowance for sales returns is based on historical rates of return.

Inventory. Inventory costs include materials only. Inventory is stated at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market. When appropriate, a valuation reserve has been recorded to recognize slow-moving and obsolete inventory.

Property and Equipment. We recognized depreciation and amortization expense on property and equipment of $0.6 million and $0.2 million during the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively and $1.6 million and $0.7 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.

Purchased and Developed Software. Amortization of capitalized software costs during the thirteen weeks ended September 30, 2006 and October 1, 2005 totaled $0.3 million and $0.2 million, respectively and $0.8 million and $0.4 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.

Acquired Curriculum. Acquired curriculum represents curriculum acquired in the acquisitions of Voyager Learning Company and ExploreLearning in 2005 and Learning A-Z in 2004. Acquired curriculum is being amortized using an accelerated method over ten years. Acquired curriculum is presented net of accumulated amortization of $28.8 million and $16.6 million as of September 30, 2006 and December 31, 2005, respectively. Amortization of acquired curriculum for the thirteen weeks ended September 30, 2006 and October 1, 2005 was $4.0 million and $4.6 million, respectively, and $12.2 million and $11.9 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.

Developed Curriculum. We capitalize certain pre-publication costs of our curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Curriculum development costs are amortized over the expected life of the education program, generally on a straight-line basis over a period of three to five years. We periodically review the recoverability of the capitalized costs based on expected net realizable value. Curriculum development costs are presented net of accumulated amortization of $2.3 million and $0.7 million as of September 30, 2006 and December 31, 2005, respectively. Amortization of curriculum development costs for thirteen weeks ended September 30, 2006 and October 1, 2005 was $0.6 million and $0.3 million, respectively and $1.6 million and $0.3 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005.

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

As a result of adopting SFAS No. 123R, our loss from continuing operations before income taxes for the thirteen weeks and thirty-nine weeks ended was $0.7 million and $2.0 million, respectively, higher than had we continued to account for stock-based employee compensation under APB No. 25. Additionally, $0.4 million and $1.2 million in stock compensation expense is included in earnings from discontinued operations for the thirteen and thirty-nine weeks ended, respectively. Basic and diluted net earnings per share for the thirteen weeks ended September 30, 2006 would have been $0.47 and $0.47, respectively, had we not adopted SFAS No. 123R, compared to reported basic and diluted net earnings per share of $0.43 and $0.43, respectively. Basic and diluted net earnings (loss) per share for the thirty-nine weeks ended September 30, 2006 would have been $(0.06) and $(0.06), respectively, had we not adopted SFAS No. 123R, compared to reported basic and diluted net earnings (loss) per share of $(0.16) and $(0.16), respectively.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 for the thirteen weeks and thirty-nine weeks ended October 1, 2005.

(Dollars in thousands except per share amounts)	Thirteen Weeks Ended October 1, 2005	Thirty-Nine Weeks Ended October 1, 2005
Net earnings (loss), as reported	$915	$(6,110)
Add: Stock-based compensation, as reported	403	926
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,948)	(5,754)

Pro forma net loss	$(630)	$(10,938)

Earnings (loss) per share:
Basic - as reported	$0.03	$(0.21)
Basic - pro forma	$(0.02)	$(0.37)
Diluted - as reported	$0.03	$(0.21)
Diluted - pro forma	$(0.02)	$(0.37)

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

We also issue shares of restricted stock to certain employees and non-employees. For the thirteen and thirty-nine weeks ended September 30, 2006 we issued zero and 2,067 shares, respectively, compared to 3,792 and 112,444 shares, respectively, for the thirteen and thirty-nine weeks ended October 1, 2005.

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

Net Earnings (loss) per Common Share. Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, and reflects the potential dilution that could occur if all of our outstanding stock options that are in-the-money were exercised and the restricted stock was fully vested, using the treasury stock method. Under the treasury stock method, the proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares. A reconciliation of the weighted-average number of common shares and equivalents outstanding in the calculation of basic and diluted net earnings (loss) per common share is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Shares in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Basic	29,818	29,760	29,814	29,610
Dilutive effect of stock options and non-vested restricted stock	—	—	—	—

Diluted	29,818	29,760	29,814	29,610

No options or unvested restricted shares were included in the computation of diluted net earnings (loss) per common share for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005 because a loss from continuing operations occurred and to include them would be anti-dilutive.

Segment Reporting. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS No 131”), we have aggregated our operating results for continuing operations into one reportable segment, VED, which consists of only domestic operations.

Correction of an immaterial error. While preparing the financial statements for 2006, we discovered an error in the amount of expense recognized in 2005 for cost of goods sold related to royalty costs incurred by the PQIL division which was sold in February 2007. The error was immaterial to previously issued 2005 financial statements and is immaterial to 2006 results in light of the fact that the PQIL division has been sold and is now being reported as discontinued operations. We have corrected the 2005 results being presented in the 2006 financial statements. The correction increased earnings from discontinued operations for the thirteen week period ended October 1, 2005 by $0.8 million. A summary of the impact of this change on previously filed 2005 quarterly results is as follows:

	Thirteen week period ended October 1, 2005			Thirty-nine week period ended October 1, 2005
(In thousands except per share amounts)	Uncorrected	Error Correction	As corrected	Uncorrected	Error Correction	As corrected
Earnings from discontinued operations	$2,231	$755	$2,986	$15,875	$1,854	$17,729

Net earnings (loss)	$160	$755	$915	$(7,964)	$1,854	$(6,110)

Net earnings (loss) per common share
Basic and Diluted:
Earnings from discontinued operations	$0.08	$0.02	$0.10	$0.54	$0.06	$0.60

Net earnings (loss) per common share	$0.01	$0.02	$0.03	$(0.27)	$0.06	$(0.21)

Average number of common shares and equivalents outstanding:
Basic	29,760	29,760	29,760	29,610	29,610	29,610
Diluted	29,760	29,760	29,760	29,610	29,610	29,610

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

The operating results of sold or to be sold businesses have been segregated from our continuing operations. The Consolidated Statements of Operations separately reflect the earnings of PQBS and PQIL as discontinued operations. Interest expense of $5.3 million and $13.7 million for thirteen and thirty-nine weeks ended September 30, 2006 and $2.6 million and $7.1 million for the thirteen and thirty-nine weeks ended October 1, 2005 respectively, was allocated to discontinued operations based on the ratio of net assets being sold to total net assets of the consolidated company.

Total assets related to discontinued operations by business segment at September 30, 2006 and fiscal year ended December 31, 2005 were as follows:

	Periods Ended
(Dollars in thousands)	September 30, 2006	December 31, 2005
Assets related to discontinued operations by business segment:

ProQuest Information and Learning businesses	$382,374	$339,602
ProQuest Business Solutions businesses	172,776	114,184

Total assets related to discontinued operations	$555,150	$453,786

The major classes of assets and liabilities related to discontinued operations at September 30, 2006 and fiscal year ended December 31, 2005 included in our Consolidated Balance Sheets were as follows:

	Period Ended
(Dollars in thousands)	September 30, 2006	December 31, 2005
Assets related to discontinued operations:
Accounts receivable, net	$102,286	$76,535
Inventory	2,003	2,273
Other current assets	31,018	25,728

Total current assets related to discontinued operations	135,307	104,536

Property, plant, equipment, and software, net	209,239	196,870
Investment in affiliate	3,445	2,131
Long-term receivables	14,549	12,924
Goodwill, net	118,014	111,865
Other intangible assets, net	56,408	12,275
Other assets	18,188	13,185

Total assets related to discontinued operations	$555,150	$453,786

Liabilities related to discontinued operations:
Current maturities of long-term debt	$6,456	$7,419
Accounts payable	61,725	70,497
Accrued expenses	20,329	22,266
Current portion of monetized future billings	12,002	17,058
Deferred income	155,240	141,965

Total current liabilities related to discontinued operations	255,752	259,205

Monetized future billings, less current portion	9,677	18,533
Long-term debt, less current maturities	6,067	10,457
Other liabilities	91,246	46,817

Total liabilities related to discontinued operations	$362,742	$335,012

Results from discontinued operations are shown in the tables below for the quarter and year to date periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollars in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales by business segment:
ProQuest Information and Learning	$66,520	$70,302	$188,855	$204,470
ProQuest Business Solutions	47,305	45,871	138,369	136,086

Net sales from discontinued operations	$113,825	$116,173	$327,224	$340,556

Earnings (loss) before interest and income taxes:
ProQuest Information and Learning	21,447	(2,834)	21,078	(660)
ProQuest Business Solutions	16,991	11,051	43,791	36,643

Earnings from discontinued operations before interest and income taxes	38,438	8,217	64,869	35,983

Interest expense, net	(5,563)	(3,669)	(14,867)	(10,797)
Income tax expense	(11,555)	(1,562)	(17,758)	(7,456)

Earnings from discontinued operations, net of taxes	$21,320	$2,986	$32,244	$17,730

Note 4 – Comprehensive Income

Comprehensive income or loss includes net earnings (loss), foreign currency translation adjustments, and net unrealized gain (loss) on available-for-sale securities.

Comprehensive income (loss) is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollars in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net earnings	$12,933	$915	$(4,916)	$(6,110)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,250	(1,288)	10,920	(8,592)
Unrealized gain (loss) on securities, net of tax	150	168	(90)	354

Comprehensive income (loss)	$16,333	$(205)	$5,914	$(14,348)

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 30, 2006 are as follows:

(Dollars in thousands)	Total
Balance as of December 31, 2005	$252,618
Goodwill acquired (1)	(32)

Balance as of September 30, 2006	$252,586

(1)	Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior year acquisitions.

As of September 30, 2006 and December 31, 2005 our intangible assets and related accumulated amortization consisted of the following:

	Balance as of September 30, 2006
(Dollars in thousands)	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(28,827)	$69,583
Developed curriculum	8,951	(2,183)	6,768
Customer relationships	5,130	(934)	4,196
Trademark	3,860	(712)	3,148
Non-compete agreements	3,517	(2,015)	1,502

Total intangibles, net	$119,868	$(34,671)	$85,197

	Balance as of December 31, 2005
(Dollars in thousands)	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(16,634)	$81,776
Developed curriculum	6,356	(670)	5,686
Customer relationships	5,130	(524)	4,606
Trademark	3,860	(403)	3,457
Non-compete agreements	3,517	(1,091)	2,426

Total intangibles, net	$117,273	$(19,322)	$97,951

We recorded $5.2 million and $15.4 million of intangible amortization expense for the thirteen and thirty-nine weeks ended September 30, 2006, respectively compared to $5.4 million and $13.6 million during the thirteen and thirty-nine weeks ended October 1, 2005, respectively.

During the thirty-nine weeks ended September 30, 2006 there were no intangibles acquired.

Note 6 – Other Current Assets

Other current assets at September 30, 2006 and December 31, 2005 consisted of the following:

	As of
(Dollars in thousands)	September 30, 2006	December 31, 2005
Short-term deferred tax asset	$4,044	$4,044
Prepaid commissions	314	—
Available-for-sale securities	4,098	8,948
Maintenance agreements	499	943
Other	3,565	3,060

Total	$12,520	$16,995

Note 7 – Other Assets

Other assets at September 30, 2006 and December 31, 2005 consisted of the following:

	As of
(Dollars in thousands)	September 30, 2006	December 31, 2005
Long-term deferred tax asset	$9,872	$9,872
Deferred financing costs, net	1,919	2,613
Insurance receivable	15,000	—
Other	147	169

Total	$26,938	$12,654

Note 8 – Accrued Expenses

Accrued expenses at September 30, 2006 and December 31, 2005 consisted of the following:

	As of
(Dollars in thousands)	September 30, 2006	December 31, 2005
Salaries, wages and bonuses	$6,273	$3,642
Current portion of deferred compensation	2,256	2,256
Current portion of pension benefits	1,960	1,960
Profit sharing	2,177	2,901
Accrued interest	3,304	6,646
Other	14,879	10,862

Total	$30,849	$28,267

Note 9 – Other Liabilities

Other liabilities at September 30, 2006 and December 31, 2005 consisted of the following:

	As of
(Dollars in thousands)	September 30, 2006	December 31, 2005
Pension benefits	$21,017	$21,524
Long-term deferred tax liability	6,290	6,501
Long-term income tax payable	7,761	7,523
Legal contingency accrual	20,000	—
Deferred compensation	12,858	19,846
Post-retirement medical benefits	362	444
Other	9,385	3,925

Total	$77,673	$59,763

Note 10 – Pension and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Thirteen Weeks Ended
	U.S. Plans Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$—	$—	$—	$2
Interest cost	307	318	3	8
Amortization of prior service cost	—	—	—	(375)
Recognized net actuarial (gain) loss	34	21	(27)	(15)

Net pension and other postretirement benefit cost (income)	$341	$339	$(24)	$(380)

	Thirty-nine Weeks Ended
	U.S. Plans Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$—	$—	$—	$6
Interest cost	921	954	9	24
Amortization of prior service cost	—	—	—	(1,125)
Recognized net actuarial (gain) loss	102	63	(81)	(45)

Net pension and other postretirement benefit cost (income)	$1,023	$1,017	$(72)	$(1,140)

Note 11 – Debt and Lines of Credit

The following table summarizes our debt as of the dates indicated:

	As of
(Dollars in thousands)	September 30, 2006	December 31, 2005
Long-term debt:
2002 Senior notes due 10/01/12	$150,000	$150,000
2005 Senior notes due 01/31/15	175,000	175,000
2005 Revolving credit agreement	210,900	189,900
Capital lease obligations	2,840	1,241
Termination costs	6	8

Long-term debt	538,746	516,149
Less: current maturities	(536,942)	(515,289)

Long-term debt, less current maturities	$1,804	$860

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

Effective on or about January 24, 2008, VEL, the individual respondents and EdSoft executed a mutual release and settlement agreement. VEL subsequently paid EdSoft $5.4 million in connection with that settlement. In addition to providing mutual releases between EdSoft, on one hand, and VEL and the individual respondents, on the other hand, the parties agreed to dismiss any lawsuits with prejudice. EdSoft also executed a release of arbitration award. The Company has accrued $5.4 million as of September 30, 2006.

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

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), as well as the accompanying interim financial statements for the thirteen and thirty-nine week period ending September 30, 2006. The Company has already filed its annual report on Form 10-K for the year ended December 30, 2006 (the “2006 Form 10-K”). This section should also be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in the 2006 Form 10-K.

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

In August 2006, the Company announced that the Audit Committee had completed the Audit Committee Investigation. The Company’s financial statements for fiscal years 2003 and 2004 included in the 2005 Form 10-K were restated to reflect adjustments to previously reported information on Form 10-K. As part of the restatement, the first three quarters of 2005 were also restated. Comparisons in this third quarter 2006 Form 10-Q to 2005 results are to the restated amounts.

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

Third Quarter of Fiscal 2006 Compared to the Third Quarter of Fiscal 2005

	Thirteen Weeks Ended
(Dollars in millions)	September 30, 2006		October 1, 2005
	Amount	% of	Amount	% of	Favorable / (Unfavorable)
		sales		sales	$	%
Net sales	$33.6	100.0	$33.3	100.0	$0.3	0.9
Cost of sales	(15.2)	(45.2)	(16.1)	(48.3)	0.9	5.6

Gross profit	18.4	54.8	17.2	51.7	1.2	7.0

Research and development expense	(1.4)	(4.2)	(1.4)	(4.2)	—	—
Selling and administrative expense	(20.6)	(61.3)	(12.9)	(38.8)	(7.7)	(59.7)

Earnings (loss) from continuing operations before interest and income taxes	(3.6)	(10.7)	2.9	8.7	(6.5)	(224.1)

Net interest expense	(7.7)	(22.9)	(5.1)	(15.3)	(2.6)	(51.0)
Income tax benefit	2.9	8.6	0.1	0.3	2.8	nm

Loss from continuing operations	$(8.4)	(25.0)	$(2.1)	(6.3)	$(6.3)	(300.0)

Net Sales.

Our net sales from continuing operations increased $0.3 million, or 0.9%, to $33.6 million in the third quarter of 2006. Revenue is seasonal, with the second and third quarters being the strongest.

Gross Profit.

Our gross profit margin increased from 51.7% for the third quarter of fiscal 2005 to 54.8% for the third quarter of fiscal 2006. The sales increase in third quarter of fiscal 2006 was driven by online products, which have lower costs of sale than printed product, resulting in a slightly higher gross profit margin for the fiscal 2006 quarter.

Research and Development.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization.

Selling and Administrative.

	Thirteen Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	September 30, 2006	October 1, 2005	$	%
VED	$11.3	$9.8	$(1.5)	(15.3)
Corporate	9.3	3.1	(6.2)	(200.0)

Total	$20.6	$12.9	$(7.7)	(59.7)

The increase at VED is primarily due to additional sales and marketing efforts, as well as legal costs incurred in the third quarter. The increase at Corporate is primarily due to increased professional and consulting fees as a result of the restatement of 2005 and prior year financials.

Net Interest Expense.

	Thirteen Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	September 30, 2006	October 1, 2005	$	%
Interest income	$0.1	$0.1	—	—
Interest expense	(7.8)	(5.2)	(2.6)	(50.0)

Total	$(7.7)	$(5.1)	$(2.6)	(51.0)

Interest expense increased $2.6 million as a result of fees and higher interest rates imposed by the lenders as a result of the failure to meet certain covenants of the debt agreements.

Income Tax Expense.

For the thirteen weeks ended September 30, 2006, the income tax benefit for continuing operations was recorded at an effective rate of 25.6%, compared to an effective rate of 5.5% for the thirteen weeks ended October 1, 2005.

Results of Operations

Thirty-Nine week period ended September 30, 2006 Compared to the Thirty-Nine week period ended October 1, 2005

	Thirty-Nine Weeks Ended
	September 30, 2006		October 1, 2005
(Dollars in millions)	Amount	% of sales	Amount	% of sales	Favorable / (Unfavorable)
					$	%
Net sales	$93.9	100.0	$60.8	100.0	$33.1	54.4
Cost of sales	(44.5)	(47.4)	(34.3)	(56.4)	(10.2)	(29.7)

Gross profit	49.4	52.6	26.5	43.6	22.9	86.4

Research and development expense	(4.1)	(4.4)	(3.2)	(5.3)	(0.9)	(28.1)
Selling and administrative expense	(73.9)	(78.7)	(34.5)	(56.7)	(39.4)	(114.2)

Loss from continuing operations before interest and income taxes	(28.6)	(30.5)	(11.2)	(18.4)	(17.4)	(155.4)

Net interest expense	(19.3)	(20.5)	(14.0)	(23.0)	(5.3)	(37.9)
Income tax expense	10.8	11.5	1.4	2.3	9.4	nm

Loss from continuing operations	$(37.1)	(39.5)	$(23.8)	(39.1)	(13.3)	(55.9)

Net Sales.

Our net sales from continuing operations increased $33.1 million, or 54.4%, to $93.9 million in the thirty-nine week period ended September 30, 2006. Revenue was driven by sales of our Voyager Passport, Summer School and Universal Literacy System programs. In addition, year to date 2005 reflects the acquisition of VEL in February 2005. Revenue is seasonal, with the second and third quarters being the strongest. The first and fourth quarters are generally the lowest.

Gross Profit.

Our gross profit margin increased from 43.6% for the thirty-nine week period ended October 1, 2005 to 52.6% for the thirty-nine week period ended September 30, 2006. The gross profit increase was driven primarily by the $33.1 million increase in sales. The gross profit margin increase from the thirty-nine week period ended October 1, 2005 to the thirty-nine week period ended September 30, 2006 is due to amortization of curriculum costs, which are not impacted by sales and, accordingly, represented a much higher percentage of the lower 2005 sales versus the higher 2006 sales.

Research and Development.

Research and development expenditures increased $0.9 million to $4.1 million and includes costs to research, evaluate and develop educational products, net of capitalization.

Selling and Administrative.

	Thirty-Nine Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	September 30, 2006	October 1, 2005	$	%
VED	$34.3	$22.6	$(11.7)	(51.8)
Corporate	39.6	11.9	(27.7)	(232.8)

Total	$73.9	$34.5	$(39.4)	(114.2)

The increase at VED is primarily due to the increase in sales. The increase at Corporate is primarily due to increased professional and consulting fees as a result of the restatement of 2005 and prior year financials.

Net Interest Expense.

	Thirty-Nine Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	September 30, 2006	October 1, 2005	$	%
Interest income	$0.8	$0.1	0.7	700.0
Interest expense	(20.1)	(14.1)	(6.0)	(42.6)

Total	$(19.3)	$(14.0)	$(5.3)	(37.9)

Interest expense increased $6.0 million as a result of additional debt issued in the first quarter 2005 being outstanding for the entire period of 2006 and fees and higher interest rates imposed by the lenders as a result of the failure to meet certain covenants of the debt agreements. The increase in interest expense was partially offset by a $0.7 million increase in interest income resulting from higher cash balances in the 2006 period. As a result, net interest expense increased $5.3 million or 37.9% year to date 2006 over year to date 2005.

Income Tax Expense.

For the thirty-nine weeks ended September 30, 2006, the income tax benefit for continuing operations was recorded at an effective rate of 25.6%, compared to an effective rate of 5.5% for the thirty-nine weeks ended October 1, 2005. The income tax benefit recognized in 2005 and 2006 was limited to income tax expense recognized by the company’s US domestic discontinued operations. The company also recognized a $0.8 million deferred income tax benefit in the 2Q of 2006 due to the enactment of the Texas Gross Margin tax legislation.

Liquidity

For the thirty-nine weeks ended September 30, 2006, we used cash in operating activities for continuing operations of $5.6 million compared to $12.8 million for the thirty-nine week period ended October 1, 2005, a decrease of $7.2 million. The decrease in cash used in operating activities for continuing operations is primarily due to the following:

Inc/ (Dec) vs. 2005
(Dollars in millions)
Net earnings	$1.2
Earnings from discontinued operations, net of tax	(14.5)
Depreciation & amortization	3.1
Deferred income taxes	22.5
Stock-based compensation	3.3
Accounts receivable, net	9.3
Other assets	(15.7)
Accrued expenses	(18.5)
Deferred income	(7.9)
Other long-term liabilities	23.7

Other assets and other long-term liabilities both increase primarily for the accrual of amounts related to settlement of the shareholder lawsuits and expected recovery from the Company’s insurers. Accrued expenses increased as a result of the costs incurred for the restatement of 2005 and prior results.

We used $7.4 million of cash in our investing activities for the thirty-nine weeks ended September 30, 2006, decrease of $346.9 million compared to the thirty-nine week period ended October 1, 2005. This change is primarily due to the acquisition of Voyager Expanded Learning in the first quarter of 2005 as detailed in the following:

Inc/ (Dec) vs. 2005
(Dollars in millions)
Acquisitions, net of cash acquired	$346.1
Purchases of equity investments available for sale	(2.6)
Proceeds from disposal of equity investments available for sale	9.4
Property, plant, equipment, curriculum development costs, and software	(6.0)

For the thirty-nine weeks ended September 30, 2006, we generated cash from financing activities of $20.2 million compared to generating cash of $426.6 million in the thirty-nine week period ended October 1, 2005, a decrease of $406.4 million. This decrease is primarily due to the following:

Inc/ (Dec) vs. 2005
(Dollars in millions)
Proceeds from debt	$45.7
Repayment of debt	(443.0)
Proceeds from exercise of stock options, net	(7.8)
Debt issuance costs	(0.9)

We believe that current cash balances, cash generated from operations, cash proceeds from the potential sale of assets, and cash borrowing availability under our superpriority credit facility will be adequate to fund the working capital and capital expenditures needs and meet our on-going obligations for at least the next 12 months.

Financial Condition

Selected Balance Sheet information – September 30, 2006 compared to December 31, 2005

	As of		Inc/ (Dec)
(Dollars in millions)	September 30 2006	December 31, 2005	$	%
Accounts receivable, net	$15.0	$12.0	$3.0	25.0
Income tax receivable	11.4	18.9	(7.5)	(39.7)
Other current assets	12.5	17.0	(4.5)	(26.5)
Other assets	26.9	12.7	14.2	111.8
Accounts payable	10.6	12.4	(1.8)	(14.5)
Accrued expenses	30.8	28.3	2.5	8.8
Deferred income	13.9	14.0	(0.1)	(0.7)
Other liabilities	77.7	59.8	17.9	29.9

Accounts receivable, net increased $3.0 million due to seasonality. Sales are seasonal, with the second and third quarters being the strongest. The first and fourth quarters are generally the lowest.

Income tax receivable decreased $7.5 million as a result of receiving refunds of taxes previously paid.

Other current assets decreased by $4.5 million primarily due to decreases in equity securities held at the end of the period.

Other assets increased by $14.2 million primarily due to the recognition of a $15.0 million receivable from the company’s insurers related to the agreement in principle reached to settle the consolidated shareholder securities class action law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan.

Accounts payable decreased by $1.8 million due to timing of payments.

Accrued expenses increased by $2.5 million due to the accrual of additional legal settlement costs in 2006 related to the settlement of the D2 Data Driven Software Corporation f/k/a EdSoft Software Corporation (“EdSoft”) v. Voyager Expanded Learning, Inc. case.

Deferred income decreased minimally by $0.1 million.

Other liabilities increased $17.9 million primarily due to the recognition of the gross amount payable related to the agreement in principle reached to settle the consolidated shareholder securities class action law suit filed against the Company and certain officers and directors in the U.S. District Court for the Eastern District of Michigan.

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

In December 2004, in anticipation of our debt refinancing, we entered into Treasury Rate Locks (“2004 Locks”) with a notional amount of $125 million and a seven year term. At January 1, 2005, the unrealized marked-to-market gain of the 2004 Locks in the amount of $0.1 million (net of tax) was recorded in interest income in our Consolidated Statement of Operations. These 2004 Locks effectively fixed the underlying treasury rate for the pricing of our 2005 Senior Notes at 4.04% and settled on January 14, 2005, the same day our 2005 Senior Notes were priced. Upon settlement, a $0.5 million loss was incurred which was recorded in interest expense in our Consolidated Statement of Operations. At September 30, 2006 and as of the date of this filing, we did not have any interest rate forwards or option contracts outstanding.

Interest expense related to debt outstanding under the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement and the 2005 Revolving Credit Agreement was based on LIBOR. As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payment of all of our outstanding debt, the Company no longer has any material interest rate risk.

Foreign Currency Risk

As a result of our global operations, we are exposed to changes in foreign currency rates. At September 30, 2006 and as of the date of this filing, we had no outstanding foreign currency forwards or option contracts.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 due to material weaknesses in internal control over financial reporting, as described in the 2005 Form 10-K.

Changes in Internal Control over Financial Reporting.

As the material weaknesses disclosed in the 2005 Form 10K for the year ended December 31, 2005 were identified during and after the quarter ending September 30, 2006, the Company did not have the ability to remediate many of the control deficiencies identified in the 2005 Form 10K. Deficiencies in internal controls existing at year end 2005 continued to be deficiencies as of September 30, 2006 with the exception of the following which were remediated during the third quarter of 2006:

Deficiency – The Company’s finance and accounting employees were insufficiently trained and/or educated, insufficiently assessed for competency, and were given overreaching authority and responsibility.

During the second and third quarters of 2006, a new vice president, controller and a vice president tax were hired as part of corporate finance staff. Corporate finance staff took over responsibility for the accuracy of the financial results of the operating divisions and reviewed the work of the divisional finance staff. At the PQIL unit, a new assistant controller was hired and additional staff was brought in on a temporary basis from a third party provider to assist in the restatement and closing of the 2006 books. This material weakness was remediated during the third quarter of 2006.

Deficiency – Management did not have sufficient controls in place to ensure the appropriate selection/use of and modifications to accounting policies.

During the third quarter of 2006, corporate staff took on the responsibility for documenting the accounting policies to be followed by both corporate and divisional finance staff. Management implemented procedures that all accounting policies for new or unusual transactions or changes to existing policies had to be documented by the appropriate corporate staff and approved by the corporate controller. This material weakness was remediated during the third quarter of 2006.

Deficiency – Inadequate review and approval controls in place to ensure that manual journal entries contained adequate support and were recorded for appropriate business reasons.

During the third quarter of 2006, the company implemented new controls company wide on the use of manual journal entries. Division CFO’s are now precluded from making manual journal entries. All manual journal entries are to include appropriate supporting documentation to allow a second person to be able to understand the purpose of the entry and to verify the amounts. All manual journal entries now require second level review and approval and based on dollar magnitude require additional approvals of the corporate Controller and CFO. This material weakness was remediated during the third quarter of 2006.

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

Index Number	Description
*2.3	Asset Purchase Agreement, dated August 9, 2006 by and between the Company and Dealer Computer Services, Inc., is incorporated by reference to the Company’s Form 8-K filed August 15, 2006, File No. 001-07680.

*+10.36	Compensation agreements dated August 8, 2006 between ProQuest Company and David Prichard, dated August 9, 2006 between ProQuest Company and Andrew Wyszkowski is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001- 07680.

*+10.37	2006 Performance Goals dated September 6, 2006 is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Richard J. Surratt, President and CEO of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of David W. Asai, Senior Vice President, Chief Financial Officer, and Assistant Secretary of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2008	VOYAGER LEARNING COMPANY

/s/ Richard J. Surratt
President and CEO

/s/ David W. Asai
Senior Vice President and Chief Financial Officer