Form 10-K
period 2007-12-29
Voyager Learning CO
filed 2008-12-04
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2008 was 29,874,145.

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

Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 29, 2007.

Voyager Learning Company Business Overview

Voyager Learning Company (the “Company”, “we”, “us”, or “our”), previously known as ProQuest Company, has been a leading publisher of solutions for the education, automotive and power equipment markets. We have more than 50 years of experience in information aggregation and dissemination, content development, and educational publishing. Our predecessor company, Bell & Howell Company, was incorporated in Delaware in 1907. In 2001, we sold our legacy Imaging, Mail and Messaging Technologies and finance-related businesses and changed our name to ProQuest Company. On January 31, 2005, we completed the acquisition of Voyager Expanded Learning, Inc. (“VEL”) in support of our long-term strategy to grow our educational business for grades K-12. On October 28, 2005, we sold our periodical microfilm operation to National Archive Publishing Company (“NAPC”) for $21.9 million. On November 28, 2006, we sold ProQuest Business Solutions (“PQBS”) to Snap-on Incorporated (“Snap-on”) for $514 million and the assumption of approximately $19 million of PQBS debt by Snap-on. On February 9, 2007, we sold ProQuest Information and Learning (“PQIL”) and the ProQuest brand for $195.2 million. On June 30, 2007 ProQuest Company amended Article I of its Certificate of Incorporation solely to change the corporate name from “ProQuest Company” to “Voyager

Learning Company”. The name change and amendment were completed pursuant to Section 253(b) of the Delaware General Corporation Law through a merger of the Company’s wholly-owned subsidiary, Voyager Learning Company, with and into the Company.

Our results from continuing operations are reported as a single business segment, Voyager Education (“VED”). As a result of the sale of PQBS in 2006, its results are reported as discontinued operations and assets related to discontinued operations. As a result of the sale of PQIL in 2007, its results are also reported as discontinued operations and assets related to discontinued operations. An overview of the Voyager Education segment follows.

Voyager Education Segment Overview

The VED segment focuses on three market areas related to K-12 education (reading programs and resources, math and science programs and resources, and professional development programs). VED is a leading provider of results-driven reading and math intervention programs, professional development programs regarding the teaching of reading, subscription-based online supplemental reading, math and science resources and programs, and a core reading program for school districts throughout the United States (“U.S.”).

Our reading programs include: Voyager Passport™, a comprehensive reading intervention system for K-5, Voyager Universal Literacy System®, a K-3 core reading program, Passport Reading Journeys™, a middle school reading intervention system for grades 6-9; TimeWarp® Plus, a K-9 summer school reading intervention program; Voyager Pasaporte™, a K-3 reading intervention system in Spanish; and Learning A-Z™, a group of related websites known as Reading A-Z™, Raz-Kids™, Reading-tutors™, Vocabulary A-Z™, and Writing A-Z™ which provide online supplemental reading, writing and vocabulary lessons, books, and other resources for students and teachers.

Our math and science programs include Vmath® ; a math intervention system for grades 3-8, ExploreLearning™, a subscription-based online library of interactive simulations in math and science for grades 3-12, and ScienceA-Z.com™, a new website introduced in 2007 aimed at the supplemental science market.

VoyagerU® is our professional development program for teachers, literacy coaches and administrators.

Voyager products have achieved acceptance across a broad, economically and geographically diverse customer base. Voyager intervention and other products currently serve over 700,000 students in more than 1,000 school districts in all 50 states. Learning A-Z serves approximately 190,000 teachers in all states and in 141 countries. ExploreLearning serves over 600,000 students in all states, with a growing presence in Canada, Australia and other foreign countries.

The Company counts some of the nation’s largest districts among its major customers, including Los Angeles, Clark County, Houston, New York City, Buffalo, Cleveland, Milwaukee, and Miami-Dade County. The breadth of the customer base provides the Company with a national platform from which to launch new products, address new markets, and cross-sell products to existing customers.

Our customers generally purchase our reading, math or professional development programs along with any necessary implementation services or training for a single school year. In subsequent school years, customers wishing to serve the same number of students generally need to purchase new student materials or renew access to online content but are not typically required to repurchase teacher materials or implementation services. Learning A-Z and ExploreLearning online subscriptions generally run for a calendar year. In 2007, VED generated approximately 79% of sales from reading programs, 10% of sales from math and science programs, 7% of sales from professional development programs, and 4% from other products and services.

Product Review – VED

Reading Programs

Voyager Passport provides direct, systematic instruction in each of the five essential reading components (phonemic awareness, phonics, fluency, vocabulary, and comprehension) and is designed as an intervention program for students for whom a core reading program is not sufficient. The lessons are typically daily and run 30 to 40 minutes in duration. They are based on the latest scientific knowledge about effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the reading ability of struggling readers.

The Voyager Universal Literacy System is a comprehensive core reading curriculum that explicitly and systematically teaches the five essential components of reading instruction as outlined by the National Reading Panel in 2000.

In 2007, VED began offering an interactive web-based program called Ticket to Read™ (www.tickettoread.com) with its Passport and Universal Literacy System programs. Ticket to Read is designed to improve reading by allowing students to practice various aspects of reading skills. Instruction is leveled, self-paced and teacher monitored. Students are motivated by a leader board, virtual clubhouse that includes earning online tickets and other rewards, games and engaging self-selected passages on a variety of topics as they build vocabulary, fluency and reading comprehension skills. Approximately a third of the use takes place after school hours including weekends.

Passport Reading Journeys is a targeted intervention program designed to accelerate reading for struggling readers in middle school and high school. The lesson format integrates reading, comprehension, vocabulary, fluency and writing. Age-appropriate content, real-life journeys on DVDs, online interactive lessons, and captivating text hold student interest and motivate students to read for both information and enjoyment. The program targets the affective domain as much as the cognitive domain as many struggling readers have lost confidence and are close to dropping out. The program meets all of the instructional recommendations of the Reading Next Report and provides teachers with the tools necessary to help students become successful readers.

Voyager TimeWarp Plus is a summer reading intervention system which immerses K-9 students in reading adventures to build essential reading skills that can prevent summer learning loss and prepare students for the coming year. TimeWarp Plus is a balanced, research-based reading program offered as a two to four hour daily reading instruction focused around exciting, adventure-based themes and hands-on learning experiences. The four to six week series is an intervention program to help struggling students improve critical reading skills.

Voyager Pasaporte provides students in grades K-3 targeted reading intervention in Spanish, using similar scientifically-based reading research and framework as Voyager Passport. The lessons are typically daily and run 30 to 40 minutes in duration. They are based on the latest scientific knowledge about effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the reading ability of struggling Spanish speaking children who can not read effectively in any language. Built-in assessment and progress monitoring tools provide teachers with vital information about student learning so they can adjust instruction, when needed.

VED also sells online supplemental reading products under the Learning A-Z brand. There are three free web sites, (LearningPage™, Sites for Teachers, and Sites for Parents), which aid in directing interested parents, teachers, schools and districts to its five subscription-based sites: Reading A-Z, Raz-Kids, Reading-Tutors, Vocabulary A-Z, and Writing A-Z (launched in 2007). Each of these websites offers products available for purchase through online subscriptions.

Learning A-Z’s flagship product, Reading A-Z (www.readinga-z.com), offers thousands of research-based printable teacher materials to teach guided reading, phonological awareness, phonics, comprehension, fluency, letter recognition and formation, and vocabulary. The teaching resources include professionally developed downloadable leveled books, a phonics program, high frequency word books, poetry, lesson plans, worksheets, and reading assessments.

Raz-Kids (www.raz-kids.com) is a student centered online collection of interactive leveled books and quizzes designed to guide and motivate emergent and reluctant readers, as well as improve the skills of fluent readers. The program currently consists of 200 online books along with companion quizzes and worksheets spread over 27 levels of difficulty. The website also features a classroom management system for teachers to build rosters, assign books, and review student reading activity.

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

During 2007, Learning A-Z launched a new website called Writing A-Z (www.writinga-z.com). The website provides teachers with a comprehensive collection of resources to enhance the writing proficiency of students in grades K-6. The site provides core writing lessons grouped by genre including student packets with leveled materials, mini-lessons that target key writing processes and skills, and writing tools for organizing and improving writing.

Math and Science Programs

Vmath is a targeted, systematic intervention system designed to complement and enhance all major math programs by building upon and reinforcing the concepts, skills, and strategies of the core program. Through 30 to 40 minutes of daily instruction, Vmath helps struggling students build a foundation in math and learn the skills and concepts crucial to achieving grade-level success. In January 2007 we added an online math capability targeting additional student practice for grades 3-8. In 2008 we added ExploreLearning online simulations to provide visual instruction of concepts.

Low-performing math students may need summer intervention to prevent summer learning loss in math as well as in reading. Vmath Summer Adventure combines explicit instruction in essential math concepts and skills and real-life adventures to stimulate student interest and understanding over a shortened summer school program for grades K-8.

ExploreLearning supplies online simulations in math and science. ExploreLearning has won National Science Foundation funding, supports the tenets of the National Council of Teachers of Mathematics and has received positive mention in books published by the Association of Supervision and Curriculum Development and the National Science Teachers Association. ExploreLearning materials are correlated to state standards and over 90 math and science textbooks. Like Learning A-Z, ExploreLearning is an online subscription-based business.

The Learning A-Z website Science A-Z (www.sciencea-z.com) provides teachers with an online collection of resources to improve student skills in both science and reading. The website offers a customizable collection of downloadable lessons and materials in four scientific domains: life, earth, physical and process science. These resources are organized into units and individual materials to supplement a teacher’s current curriculum.

Professional Development Programs

VoyagerU is a professional development program delivered to reading teachers, coaches, and educators in collaboration with state-wide and school district-wide professional development initiatives. It is designed to improve teacher effectiveness by providing a consistent approach to teaching reading across schools and meets the requirements of Reading First. It is a blended model of independent student instruction and facilitator led meetings. We offer courses that are comprehensive or targeted for specific reading skills. Participants may earn college credit and hours toward professional development requirements. VoyagerU has been demonstrated to improve teacher instruction and student reading performance.

Business Development.

Curriculum Development. We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. VED develops its products using a combination of employees and outside resources such as university professors, research experts, and topical experts. We generally conduct an extensive refresh of our products every three to five years to incorporate the latest research, bring images current, and update factual content. The web based products are enhanced continuously. Between the product refreshes, we often develop variations, expansions (i.e. more grade levels) and other basic enhancements of our products. As of December 29, 2007, we had 84 employees in curriculum development.

Sales and Marketing. We currently segment the marketing and sales force based on Voyager Expanded Learning, Learning A-Z and ExploreLearning products. Within these product lines, sales producers sell all available products and are generalist relationship managers. They are supported by product or subject matter experts as well as a corporate marketing team. As of December 29, 2007, our VED sales force consisted of 50 field and 52 inside sales representatives for a total of 102 direct sales representatives excluding sales management and marketing.

Restatement of Financial Statements

On February 9, 2006 the Company announced that during the assessment of its internal controls required by the Sarbanes-Oxley Act of 2002, the Company discovered material irregularities in its accounting. The Audit Committee promptly initiated an investigation and retained Skadden, Arps, Slate, Meagher & Flom LLP, who in turn retained Chicago Partners LLC to assist in the investigation of the irregularities.

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

To a much lesser degree, we also license from third parties certain technology content or services upon which we rely to deliver our products and services to our customers.

We derive the majority of our curriculum content through in-house development efforts. Curriculum developed in house or developed through the use of independent contractors is the proprietary property of the Company. The curriculum developed might be augmented or complemented with third party products, which may include printed materials, video or photographs. This third party content may be sourced from various providers who retain the appropriate trademarks and copyright to the material and agree to our use on a nonexclusive, fee-based arrangement.

Our Trademarks are: Voyager Expanded Learning®, Voyager Learning®, VoyagerU®, Voyager Universal Literacy System®, TimeWarp®, TimeWarp® Plus, Voyager Passport™, California Voyager Passport™, Voyager Pasaporte™, Vmath®, VmathLive™, eVoyages®, Passport Reading Journeys™, Reading A-Z™, Raz-Kids™, Reading-tutors™, Vocabulary A-Z™, Writing A-Z™,

ScienceA-Z.com™, Learning A-Z™, LearningPage™, ExploreLearning™, Gizmo™, VIP® , Vital Indicators of Progress®, VPORT®, SOLO®, Strategic Online Learning Opportunities®, Ticket to Read™, and Expect Results™. Each trademark, trade name, or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

Seasonality

Our quarterly operating results fluctuate due to a number of factors including the academic school year, funding cycles, the amount and timing of new products, and our spending patterns. In addition, our customers experience cyclical funding issues that can impact our revenue patterns. Historically, we have experienced our lowest sales and earnings in the first and fourth fiscal quarters with our highest sales and earnings in the second and third fiscal quarters.

Competition

The market for our products and services is highly competitive. VED competes with basal suppliers such as Houghton Mifflin/ Harcourt (Riverdeep), Scott Foresman (Pearson), and McGraw-Hill, who offer intervention products, often as part of their core reading programs, as well as supplemental suppliers including Cambium Learning, Scientific Learning, and Scholastic.

Government Regulations

Our operations are also governed by laws and regulations relating to equal employment opportunity, workplace safety, information privacy, and worker health, including the Occupational Safety and Health Act and regulations hereunder. Additionally, as a Company that often bids on various state, local and federally funded programs, we are subject to various governmental procurement policies and regulations. We believe that we are in compliance in all material respects with applicable laws and regulations and that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.

Concentration Risk

We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. In fiscal 2006 and 2007, no single customer represented more than 10% of our consolidated net sales on an annual basis for either year. The top five VED customers accounted for approximately 18% of the Company’s net sales in 2007.

Employees

Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel.

As of December 29, 2007, we had the following number of employees:

Employees
VED	399
Corporate	14

Total	413

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

Code of Ethics

In March 2003, we adopted a code of ethics for all of our finance employees, including our Chief Financial Officer and our Chief Executive Officer. A copy of this code of ethics is set forth on our website, www.voyagercompany.com. We adopted this code to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations. Amendments to, or waivers from, the code of ethics will be posted on our website.

Also, in January 2004, we implemented a whistleblower hotline, as required under the Sarbanes-Oxley Act of 2002, by engaging a third party service that provides anonymous reporting for serious workplace ethical issues via phone and/or the Internet.

Item 1A.	Risk Factors.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report for the year ended December 29, 2007.

The following risk factors are as of the date of this report and are not necessarily risk factors as of the December 29, 2007 financial statements.

In addition to risk factors otherwise set forth in this Annual Report on Form 10-K, factors that could cause actual results to differ materially from the Company’s forward-looking statements include, but are not limited to, the following:

Our sales and profitability depend on our ability to continue to develop new products that appeal to customers and end users.

We compete in markets characterized by continual change, product introductions and enhancements, changes in customer demands and evolving industry standards. The technological and curriculum life cycles of our products are difficult to estimate. The demand for some of our more mature products and services has begun to migrate to other products and services. Our business may be harmed if we are not able to develop new products and invest in existing products to keep them relevant in the market place.

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

The Company’s business may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process, changes in government leadership, emergence of other priorities, and changes in the condition of the local, state or U.S. economy. While in the past few years the availability of state and federal funding for elementary and high school education has improved due to legislation such as No Child Left Behind and Reading First, recent reductions in Reading First appropriations have caused some school districts to reduce spending on our products. Reductions in funding for public schools may harm our recurring and new business if our customers are not able to find and obtain alternative sources of funding.

We face intense competition and may not be able to successfully attract and retain customers.

The market for our products and services is highly competitive. Our VED segment competes with both basal suppliers such as Houghton Mifflin/Harcourt (Riverdeep), Scott Foresman (Pearson), and McGraw-Hill, who offer, often as part of their core reading programs, intervention products, as well as supplemental suppliers including Cambium Learning, Scientific Learning, and Scholastic. Many of our current and potential future competitors may have substantially greater financial resources, name recognition, experience, and larger customer bases than we do. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products. Any of the above results could adversely affect our ability to attract and retain customers and harm our business.

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

Any delays or failures in the systems or errors in the software that we use for the technology based component of our products which include assessment and reporting tools could harm our business. We have occasionally suffered failures of the computer and telecommunication systems that we use to deliver electronic content to customers. The growth of our customer base, as well as the number of sites we provide, may strain our systems in the future. The systems we currently use to deliver our services to customers (except for external telecommunications systems) are located in our facilities in Dallas, Texas, Charlottesville, Virginia and Tucson, Arizona as well as in a third party data center in Allen, Texas. Although we maintain property insurance, claims for any system failure could exceed our coverage. In addition, our products could be affected by failures associated with third party hosting providers or by failures of third party technology used in our products, and we could have no control over remedying these failures. Any failures or problems with our systems or software could force us to incur significant costs to remedy the failure or problem, decrease customer demand for our products, tarnish our reputation and thus harm our business.

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

We believe that maintaining and enhancing our brands is important to attracting and retaining customers. Our success in growing brand awareness will depend in part on our ability to continually provide quality programs and solutions that enhance the learning process. Other entities may offer goods and services similar to those offered by us, which may diminish the value of our brand. In addition, some of our brand names are new or have changed, and we may not have success in maintaining and growing our brand equity.

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

During 2006, 2007 and continuing into 2008, the Company has devoted substantial internal and external resources to the restatement of its 2005 and prior financial statements and filing of its 2006 and 2007 financial statements. As a result of these efforts, along with efforts to complete its assessment of internal control over financial reporting as of December 29, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company incurred significant incremental fees and expenses for additional auditor services, financial and other consulting services, and legal services. While the Company does not expect fees and expenses relating to the preparation of its financial results for future periods to remain at this level, the Company expects that these fees and expenses will remain significantly higher than historical fees and expenses through the end of 2008. These expenses, as well as the substantial time devoted by the Company’s management towards addressing these weaknesses, could have a material and adverse effect on the Company’s financial condition, results of operations, and cash flows.

Failure to timely file periodic reports with the SEC could limit our ability to access capital markets.

We did not file our periodic reports with the SEC on a timely basis during fiscal years 2005, 2006, or 2007. Our ability to access the capital markets is subject to our timely filing of periodic reports with the SEC, and our failure to file certain reports on a timely basis limits our ability to access the capital markets using a short-form registration.

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

Recently, the commercial credit markets in the U.S. have experienced a variety of difficulties and changed economic conditions that could have an adverse impact on our ability to complete any of the strategic alternatives the Company is considering, including the possible sale of the Company. Potential acquirers of the Company may not be able to secure sufficient financing resources to complete a possible transaction. Such restrictions may limit the number of potential purchasers and could reduce the possible purchase price for the Company. Additionally, recent changes in economic conditions could reduce funds available to states and schools for education spending and recent changes in legislation reducing Reading First funding effective 2008 could have an adverse impact on the value of the Company and our ability to complete any of the strategic alternatives the Company is considering, including the possible sale of the Company.

Our insurance coverage could be insufficient to cover losses we may incur as a result of litigation.

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

Our insurance providers may be unable to perform under their obligations.

We have insurance receivables of $16.2 million on our balance sheet at December 29, 2007, including $15 million for the settlement of litigation related to the restatement. Although we believe our insurance providers are creditworthy and that we will collect all amounts owed to us, the failure of these institutions to perform under their obligations could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments.

The information set forth in Item 3 of this report regarding SEC proceedings is incorporated herein by reference.

Item 2.	Properties.

Our principal corporate office is located in Ann Arbor, Michigan. Our principal operating office is located in Dallas, Texas. For our VED operations, we lease facilities in Dallas, Texas, Charlottesville, Virginia and Tucson, Arizona. We also previously leased facilities in Canada and the United Kingdom associated with discontinued operations which were assumed by the buyer of PQIL in February 2007.

At year end 2006, we leased 187,918 square feet of office space in Ann Arbor, Michigan for corporate and PQIL operations. The Company announced plans after the sale of PQBS and PQIL to transition all of its corporate functions from its Ann Arbor headquarters to Dallas during 2007 and 2008. From the date of the sale of PQIL, the Company subleased substantial space to the buyer of PQIL, and space used by corporate was reduced to just 31,953 square feet by year end 2007 in order to continue performing certain corporate functions. The Company, the owner of the leased buildings in Ann Arbor, and the buyer of PQIL reached an agreement in March 2008 whereby the buyer of PQIL took full responsibility for the lease of the corporate headquarters and former PQIL space in exchange for the Company paying $11 million to the buyer of PQIL. Under the terms of the March agreement, we terminated our Ann Arbor leases and signed a sublease for 13,090 square feet in Ann Arbor, which is sufficient to house our remaining corporate functions and certain VED operations.

The following table provides summary information in square feet with respect to the facilities associated with continuing operations and corporate headquarters as of October 31, 2008.

Total (sq ft)
Owned	—
Leased	172,603

Total	172,603

We believe the buildings and equipment used in our continuing operations generally to be in good condition and adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings.

Putative Securities Class Actions

Between February and April 2006, four putative securities class actions, now consolidated and designated In re ProQuest Company Securities Litigation, were filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain of its former and then-current officers and directors. The case was assigned to the Honorable Avern Cohn. Each of the substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934,

as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

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

On January 14, 2008, plaintiffs filed a motion to certify a class of all persons who purchased shares of Company stock between February 21, 2001 and December 14, 2006, inclusive. Defendants opposed that motion on several grounds and an oral argument on lead plaintiffs’ motion rescheduled for July 31, 2008.

On July 22, 2008, the Company reached an agreement in principle to settle the consolidated shareholder securities class action law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan for $20 million. The settlement will be funded largely by insurance. Under the terms of the agreement, the Company would pay approximately $5 million in fees and settlement amounts to settle all claims related to the financial statements with remaining amounts to be paid by insurers. The settlement is subject to completion of a Stipulation and Agreement of Settlement to be signed by the parties, preliminary and final court approval and the participation of a sufficient percentage of the putative class. There is no assurance that a final Stipulation and Agreement of Settlement will be completed, court approval will be obtained or putative class member participation will be sufficient. A copy of the recently signed Memorandum of Understanding regarding this settlement was filed on Form 8-K with the SEC. If the settlement arrangement is not finalized, the Company intends to defend itself vigorously.

Shareholder Derivative Lawsuits

On April 18, 2006 and December 19, 2006, respectively, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Michigan, purportedly on behalf of the Company against certain current and former officers and directors of the Company by certain of the Company’s shareholders. Each lawsuit asserted claims against certain of the current and former officers and directors of the Company and one of its subsidiaries for, among other things, breaches of fiduciary duty, gross mismanagement and unjust enrichment. Both cases were assigned to Honorable Avern Cohn, who entered a stipulated Order staying the litigation pending completion of the Company’s restatement and a special committee investigation into the restatement.

On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On December 3, 2008 the Company reached an agreement in principle to settle the shareholder derivative litigation law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan. Under the terms of the agreement, the Company and its insurers would pay an amount not to exceed $650,000 in attorneys’ fees and agree to maintain or adopt additional corporate governance standards. The Company’s portion of this amount is equal to $500,000. The settlement is subject to completion of a Stipulation of Settlement to be signed by the parties, preliminary and final court approval and the provision of notice to shareholders. There is no assurance that a final Stipulation of Settlement will be completed, court approval will be obtained or putative class member participation will be sufficient. The Company intends to defend itself vigorously. It is not yet possible to determine the ultimate outcome of this action.

Securities and Exchange Commission Investigation

In February 2006, the Division of Enforcement of the SEC commenced an informal inquiry regarding the Company’s announcement of a possible restatement. In April 2006, the Division of Enforcement of the SEC commenced a formal, non-public investigation in connection with the Company’s restatement. On July 22, 2008, the SEC (“Commission”) filed a settled enforcement action against the Company in the U.S. District Court for the Eastern District of Michigan (the “Court”). Pursuant to that settlement, the terms of which were disclosed previously by the Company, without admitting or denying the allegations in the Complaint, the Company consented to the filing by the Commission of a Complaint, and to the imposition by the Court of a final judgment of permanent injunction against the Company. The Complaint alleges civil violations of the reporting, books and records and internal controls provisions of the Securities Exchange Act of 1934. The final judgment was signed by the court on July 28, 2008 and permanently enjoins the Company from future violations of those provisions. No monetary penalty was imposed. The settlement fully resolves the previously disclosed SEC investigation of the Company’s restatement.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of shareholders since June 15, 2005.

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

As of October 31, 2008, there were 757 holders of record of our common stock.

The high and low closing sales prices of our common stock on the NYSE/Pink Sheets Electronic Quotation Service were as follows:

	2007		2006
Fiscal Quarter	High	Low	High	Low
First	$12.14	$8.23	$29.75	$20.97
Second	10.36	8.32	22.46	10.66
Third	9.85	6.94	13.57	11.20
Fourth	8.20	4.75	14.20	9.26

			2008
Fiscal Quarter			High	Low
First			$7.15	$5.95
Second			6.55	4.95
Third			5.20	3.93

We made no share repurchases in the fiscal year ended December 29, 2007.

We have not declared or paid any cash dividends to our shareholders. We have no plans to declare or pay cash dividends in the near future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Item 6.	Selected Financial Data.

The following selected consolidated financial and operating data for continuing operations have been derived from our Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended December 29, 2007. With the sale of PQBS in November 2006 and the sale of PQIL in February 2007, fiscal years 2003 through 2007 have the results of these operations reclassified as discontinued operations. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes included elsewhere herein. Our historical financial data will not be indicative of our future performance as a result of these recent divestitures.

	Fiscal
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Continuing Operations Data: (1) (2)
Net sales	$109,612	$115,051	$90,967	$1,837	$—
Cost of sales	(55,720)	(57,279)	(48,474)	(360)	—

Gross profit	53,892	57,772	42,493	1,477	—

Research and development expense	(4,532)	(5,198)	(4,127)	—	—
Selling and administrative expense (3)	(86,529)	(96,698)	(51,498)	(18,107)	(21,070)
Goodwill impairment (4)	(67,232)	(42,496)	—	—	—

Loss from continuing operations before interest and income taxes	(104,401)	(86,620)	(13,132)	(16,630)	(21,070)

Net interest income (expense)	335	(27,464)	(18,915)	(378)	(100)
Sublease income	4,408	—	—	—	—
Income tax benefit (expense) (5)	12,396	64,063	1,778	(25,097)	(7,909)

Loss from continuing operations	$(87,262)	$(50,021)	$(30,269)	$(42,105)	$(29,079)

Basic and diluted loss from continuing operations per common share	$(2.92)	$(1.68)	$(1.03)	$(1.47)	$(1.02)

	At the End of Fiscal
(Dollars in thousands)	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$53,868	$39,902	$30,957	$4,313	$3,809
Total assets	402,727	833,531	917,114	535,968	715,390
Long-term debt and capital leases, less current maturities (6)	810	1,592	860	150,000	191,000
Total debt and capital leases (6)	1,599	60,664	516,149	154,185	191,300
Total shareholders’ equity (deficit) (7)	290,330	306,994	(48,447)	(51,073)	116,911

Footnotes to the Selected Financial Data:

(1)	On January 31, 2005, we acquired all the outstanding ownership interest in VEL. The results of VEL’s operations subsequent to the acquisition on January 31, 2005 are combined with the results of two minor acquisitions (ExploreLearning and Learning A-Z) one made in 2004 and one made in 2005 to form the Voyager Education VED segment reported as continuing operations in our Consolidated Financial Statements.
(2)	The Company implemented a plan to sell its PQBS and PQIL operations during the second quarter of 2006. The sale of PQBS was completed in November 2006 and the sale of PQIL was completed in February 2007. Results of operations for PQBS and PQIL are reported as results from discontinued operations for all periods presented.
(3)	In 2007 and 2006, respectively, selling and administrative expenses include corporate costs of $35.2 million and $47.3 million, the majority of which are associated with the closing of the Ann Arbor offices, financial restatements, and completion of the sale of PQBS and PQIL. The transition of corporate offices from Ann Arbor, MI to Dallas, TX is expected to be completed by year-end 2008.
(4)	The required annual testing for impairment of goodwill disclosed that we experienced goodwill impairment for the VED business unit in 2007 and 2006. See Note 5 to our Consolidated Financial Statements included herein for further details.
(5)	Tax expense in 2004 reflects an increase in deferred tax expense of $25.1 million to reflect the impact of establishing a valuation allowance against deferred tax assets as a result of restatement adjustments.
(6)	Upon closing on the sale of PQBS on November 28, 2006, we made a pro-rata payment of 89% of the principal then outstanding under our 2002 Notes, our 2005 Notes and our Credit Agreement. Upon closing on the sale of PQIL on February 9, 2007, we paid our remaining balances owed to our bank lenders and Noteholders and were released from all obligations under the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement, and the Credit Agreement.
(7)	Shareholders’ equity for 2006 reflects the $347.7 million gain from the sale of PQBS. Shareholders’ equity for 2007 reflects the $46.6 million gain from the sale of PQIL.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report for the year ended December 29, 2007.

Organization of Information

Management’s Discussion and Analysis includes the following sections:

•	Overview

•	Critical Accounting Policies and Estimates

•	Results of Continuing Operations

•	Fiscal Year 2007 Compared to Fiscal Year 2006

•	Fiscal Year 2006 Compared to Fiscal Year 2005

•	Liquidity and Capital Resources

•	Capital Expenditures and Outlook

•	Commitments and Contractual Obligations

•	Recently Issued Financial Accounting Standards

Overview

As of December 29, 2007, we provide products and services through one business segment, Voyager Education.

The VED segment focuses on three market areas related to K-12 education: reading programs, math and science programs, and professional development programs. VED is a leading provider of results-driven, in-school reading and math intervention programs, professional development programs regarding the teaching of reading, subscription-based online supplemental reading and science programs, and a core reading program for school districts throughout the U.S.

Prior to its sale in February 2007, the PQIL segment primarily served the education market. PQIL collected, organized, and published content from a wide range of sources including newspapers, periodicals, and books. On February 9, 2007, we sold PQIL for $195.2 million after final adjustments for working capital and assumed liabilities. As such, the results from operations for PQIL are included as discontinued operations and the assets and liabilities are classified as related to discontinued operations in the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates including those related to accounting for revenue recognition, impairment, capitalization and depreciation, allowances for doubtful accounts and sales returns, inventory reserves, income taxes, and other contingencies. We base our estimates on historical experience and other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily available from other sources. Actual results may differ from these estimates, which could have a material impact on our financial statements.

Certain accounting policies require higher degrees of judgment than others in their application. We consider the following to be critical accounting policies due to the judgment involved in each. For a detail discussion of our significant accounting policies see Note 1 to our Consolidated Financial Statements included herein.

Revenue Recognition. VED accounts for its revenues under Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). The Company’s revenues are derived from sales of its reading, math and science, and professional development solutions to school districts across the U.S. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer. Revenue for product support, implementation services, and online subscriptions is recognized over the period services are delivered. The division of revenue between shipped materials, online materials, and ongoing support and services is determined in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). For our professional development courses, which include an internet delivery component, revenue is recognized over the contractual delivery period, typically nine to twelve months. For the online content associated with our curriculum materials, which includes access to online content over some period, revenue is recognized over the subscription period, typically a school year.

ExploreLearning and Learning A-Z derive revenue from sales of online subscriptions to their reading, math and science teaching websites. Typically, the subscriptions are for a 12 month period and the revenue is recognized ratably over the period the online access is available to the customer.

Discontinued Operations. We sold PQBS on November 28, 2006. Accordingly, the operating results of PQBS have been segregated from our continuing operations and are separately reported as discontinued operations and the assets and liabilities are shown as related to discontinued operations at estimated fair value in the Consolidated Financial Statements.

We sold PQIL on February 9, 2007. Accordingly, the operating results of PQIL have been segregated from our continuing operations and are separately reported as discontinued operations and the assets and liabilities are shown as related to discontinued operations at estimated fair value in the Consolidated Financial Statements.

Interest on consolidated debt that was required to be repaid as a result of the PQBS and PQIL disposal transactions was allocated between discontinued operations and continuing operations.

Acquisitions. We acquired VEL on January 31, 2005, and acquired ExploreLearning on February 25, 2005. These businesses and Learning A-Z (formerly Reading A-Z), which we acquired on April 23, 2004, were combined to create the VED reporting segment. The results of VEL’s and ExploreLearning’s operations subsequent to the acquisition date are included in the Consolidated Financial Statements.

Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows, which is based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether these assets are impaired involves significant judgment based on projections of future performance.

Impairment of Goodwill. We review the carrying value of goodwill for impairment at least annually based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The annual analysis is performed during the fourth fiscal quarter or when certain triggering events occur. The impairment test requires us to compare the fair value of each reporting unit to its carrying value. For businesses or assets that have been sold, we use the actual sales price in the determination of fair value. The determination whether these assets are impaired involves significant judgment based on projections of future performance. Changes in strategy and/or market conditions may result in further adjustments to recorded goodwill balances.

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

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. These allowances are based on a review of the outstanding balances and historical collection experience. The reserve for sales returns is based on historical rates of returns.

Reserve for Obsolete Inventory. We estimate a reserve for obsolete inventory. Inventory reserves are reviewed on a periodic basis and required adjustments, if any, are made.

Equity Securities. We classify our investments in equity securities as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Our available-for-sale securities represent assets held in a rabbi trust, related to an executive deferred compensation plan, that permits liquidation at will by the employee. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in “Other comprehensive income (loss)” on our Consolidated Balance Sheet. The estimated fair market values of investments are based on quoted market prices as of the end of the reporting period.

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

Results of Continuing Operations

VEL and ExploreLearning were both acquired in 2005 and Learning A-Z was acquired in 2004. These operations together are Voyager Education and comprise our single reporting segment as of year end 2007. The continuing operations presented below include the operational activities for VED and the activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL.

We determined to sell PQBS and PQIL in the second quarter of 2006. PQBS was sold on November 28, 2006 and PQIL was sold on February 9, 2007 and therefore their results are classified as discontinued operations and excluded from the following discussion.

	Fiscal
(Dollars in thousands)	2007		2006		2005
	Amount	% of sales	Amount	% of sales	Amount	% of sales
Net sales	$109,612	100.0	$115,051	100.0	$90,967	100.0
Cost of sales	(55,720)	(50.8)	(57,279)	(49.8)	(48,474)	(53.3)

Gross profit	53,892	49.2	57,772	50.2	42,493	46.7

Research and development expense	(4,532)	(4.1)	(5,198)	(4.5)	(4,127)	(4.5)
Selling and administrative expense	(86,529)	(78.9)	(96,698)	(84.1)	(51,498)	(56.6)
Goodwill impairment	(67,232)	(61.4)	(42,496)	(36.9)	—	—

Loss from continuing operations before interest and income taxes	(104,401)	(95.2)	(86,620)	(75.3)	(13,132)	(14.4)
Net interest income (expense)	335	0.3	(27,464)	(23.8)	(18,915)	(20.8)
Sublease income	4,408	4.0	—	—	—	—
Income tax benefit (expense)	12,396	11.3	64,063	55.6	1,778	1.9

Loss from continuing operations	$(87,262)	(79.6)	$(50,021)	(43.5)	$(30,269)	(33.3)

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales.

(Dollars in millions)	2007	2006
Reading programs	$87.1	$91.6
Math and science programs	11.0	8.1
Professional development	7.4	9.0
Other (primarily freight)	4.1	6.4

TOTAL	$109.6	$115.1

Total net sales from continuing operations decreased $5.5 million, or 4.8%, to $109.6 million in 2007. In 2007, the Company deferred a larger percentage of sales than in 2006 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. The Company defers the revenue associated with those services and on-line access and recognizes the revenue over the period they are delivered.

Gross Profit.

(Dollars in millions)	2007	2006
VED	$53.9	$57.8

Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Additionally, cost of sales includes amortization related to our acquired and developed curriculum and certain other operational assets. Our gross profit percentage for 2007 decreased one percentage point to 49.2% compared to 50.2% for 2006. The decrease is due to the deferral of a larger percentage of sales in 2007 versus 2006, which reduced net sales but had less impact on cost of sales. The higher deferral percentages are primarily due to increased revenue attributed to our online materials, which are recognized over the period access is provided. VED sales and, therefore, its gross profit are subject to seasonality with the first and fourth quarters being the weakest.

Research and Development.

(Dollars in millions)	2007	2006
VED	$4.5	$5.2

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for fiscal 2007 decreased $0.7 million to $4.5 million compared to fiscal 2006, but remained relatively flat as a percentage of revenues, representing 4.1% of revenues in fiscal 2007 versus 4.5% in fiscal 2006.

Selling and Administrative.

(Dollars in millions)	2007	2006
VED	$51.3	49.4
Corporate	35.2	47.3

Total	$86.5	$96.7

Selling and administrative expenses decreased $10.2 million, or 10.5%, to $86.5 million compared to fiscal 2006. Selling and administrative activities include $35.2 million in fiscal 2007 and $47.3 million in fiscal 2006 related to activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL. These corporate expenses decreased $12.1 million, or 25.6%, as a result of higher professional fees incurred in fiscal 2006 related to the restatement efforts.

Excluding the corporate costs, selling and administrative expenses increased $1.9 million, or 3.8%, year over year, and represented 46.8% and 42.9% as a percentage of revenues in fiscal 2007 and 2006, respectively. The increase is the result of higher spending for sales resources and activities in an increasingly competitive market.

Net Interest Income (Expense).

(Dollars in millions)	2007	2006
Interest income	$3.7	$1.1
Debt	(3.4)	(28.1)
Other	—	(0.5)

Net interest (income) expense	$0.3	$(27.5)

Net interest income (expense) totaled $0.3 million in fiscal 2007 versus $(27.5) million in fiscal 2006. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. In December 2006, we announced the sale of PQIL including all remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. This sale closed on February 9, 2007, and we used a portion of the proceeds from that sale to pay off all remaining debt, excluding capital leases. The result of this activity was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, higher cash balances during 2007, primarily as a result of the proceeds, increased earnings on cash balances and investments.

Sublease Income.

The Company announced plans after the sale of PQBS and PQIL to transition all of its corporate functions from its Ann Arbor headquarters to Dallas during 2007 and 2008. From the date of the sale of PQIL in February 2007, the Company subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $4.4 million in fiscal 2007.

Income Tax Expense.

In 2007, the Company attributed an income tax benefit of $12.4 million to continuing operations. Pre-tax losses at statutory tax rates provided a tax benefit of approximately $34.9 million. The VEL impairment charge to non-deductible goodwill did not result in a tax benefit which is $23.5 million less than the amount expected based on the federal statutory tax rate.

In 2006, the Company attributed an income tax benefit of $64.1 million to continuing operations. Pre-tax losses at statutory tax rates provided a tax benefit of approximately $39.9 million. The VEL impairment charge to non-deductible goodwill did not result in a tax benefit which is $14.9 million less than the amount expected based on the federal statutory tax rate. During 2006 PQIL transferred its investment in VEL to VLC. The Company recognized a tax benefit, net of valuation allowance, of approximately $37.5 million because the Company expected to realize a tax loss and recover a portion of its investments in VEL when PQIL left the U.S. consolidated group in fiscal 2007.

The above factors are summarized below:

(Dollars in millions)	2007	2006
Taxes at statutory federal income tax rate	$(34.9)	$(39.9)
Non-deductible goodwill impairment	23.5	14.9
Change of intent for investment basis difference	—	(37.5)
Other	(1.0)	(1.6)

Total tax benefit from continuing operations	$(12.4)	$(64.1)

Discontinued Operations.

On November 28, 2006, we sold our PQBS businesses to Snap-on Incorporated for $514 million and the assumption of approximately $19 million of debt by Snap-on. Accordingly, the operating results of the PQBS businesses have been segregated from our continuing operations and reported as earnings from discontinued operations. We recognized a gain on the sale of discontinued operations of $347.7 million (net of tax) due to the sale of PQBS in fiscal 2006.

In December 2006, we announced the sale of our PQIL businesses. The sale was completed in February 2007 for $195.2 million after final adjustments for working capital and assumed liabilities. Accordingly, the operating results of the PQIL businesses have been segregated from our continuing operations and reported as earnings from discontinued operations. The assets and liabilities were reported at estimated fair value as assets and liabilities related to discontinued operations as of December 30, 2006. We recognized a gain on the sale of discontinued operations of $46.6 million (net of tax) due to the sale of PQIL in fiscal 2007.

Goodwill Impairment.

For fiscal 2007, we performed our annual impairment testing of goodwill and impairment testing of long-lived assets as of December 29, 2007. As a result of this testing, we recorded an impairment to goodwill of VED totaling $67.2 million. In conducting our annual goodwill impairment testing, we compared the book value of goodwill attributed to VED with the estimated fair market value of VED using a discounted cash flow method.

These estimates of fair market are dependent on multiple assumptions and inputs, including industry fundamentals such as the state of educational funding and the actual performance and future projections of the Company. As of year end 2007, the estimated fair market value of VED was estimated to have fallen below the book value as a result of lower future cash flow projections, driven by adverse developments in the education funding environment, including the reductions in Reading First funding effective 2008 and reductions in available state and local funds as property taxes decline.

For fiscal 2006, we performed our annual impairment testing of goodwill and impairment testing of long-lived assets as of December 30, 2006. As a result of this testing, we recorded impairment to goodwill of VED totaling $42.5 million. In conducting our annual goodwill impairment testing, we compared the book value of goodwill attributed to VED with the estimated fair market value of VED using revenue and EBITDA multiples of publicly traded comparable companies. These estimates of fair market are dependent on multiple assumptions and inputs including: market prices of securities in general, prevailing interest rates, industry fundamentals including the state of educational funding, and the actual performance and future projections of the Company. As of year end 2006, the estimated fair market value of VED was estimated to have fallen below the book value as a result of multiple factors including: a more competitive environment, the need to invest in redesigning older products and to introduce new products, the need to improve customer retention, sales declines in certain key products, the loss of several significant customers, and lower actual performance and future projections than were made at the time of acquisition of Voyager.

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales.

(Dollars in millions)	2006	2005
Reading programs	$91.6	$81.3
Math and science programs	8.1	1.6
Professional development	9.0	4.3
Other	6.4	3.8

TOTAL	$115.1	$91.0

Total Company net sales from continuing operations increased $24.1 million to $115.1 million in 2006.

The increase in net sales is primarily the result of increased sales in our reading and math and science programs and reporting a full year’s activity in 2006 for Voyager Expanded Learning and ExploreLearning.

Gross Profit.

(Dollars in millions)	2006	2005
VED	$57.8	$42.5

Our gross profit percentage for 2006 increased 3.5 percentage points to 50.2% compared to 46.7% for 2005.

Research and Development.

(Dollars in millions)	2006	2005
VED	$5.2	$4.1

Our research and development expenditures include investments for curriculum and software development, net of capitalization. Research and development expense for fiscal 2006 increased to $5.2 million compared to $4.1 million for fiscal 2005.

Selling and Administrative.

(Dollars in millions)	2006	2005
VED	$49.4	$34.4
Corporate	47.3	17.1

Total	$96.7	$51.5

Selling and administrative expense on a consolidated basis was $96.7 million for 2006 and $51.5 million for 2005. VED expense increased $15.0 million or 43.6% mainly as a result of increased sale activity. Corporate expense increased $30.2 million or 176.6% as a result of professional fees incurred to complete the restatement of prior year financial results.

Net Interest Expense.

(Dollars in millions)	2006	2005
Interest income	$1.1	$0.4
Debt	(28.1)	(18.7)
Other	(0.5)	(0.6)

Total	$(27.5)	$(18.9)

Net interest expense increased to $27.5 million in 2006, compared to $18.9 million in 2005 as a result of higher interest rates imposed by our lenders as a result of being in default of our loan covenants.

The Company used the proceeds from the sale of the PQBS businesses on November 28, 2006 and PQIL businesses on February 9, 2007 to fully repay all of its outstanding debt balances.

Income tax expense.

In 2005, the Company attributed an income tax benefit of $1.8 million to continuing operations. Pre-tax losses at statutory tax rates provided a tax benefit of approximately $11.2 million. However the income tax benefit was less than what would typically be expected because the benefit was limited to the income tax expense attributable to discontinued domestic operations.

Discontinued Operations.

With the sale of PQBS in November 2006 and the announced sale of PQIL in December 2006, results of operations for these two entities have been classified as discontinued operations for 2006 and 2005. We recognized a gain on the sale of discontinued operations of $347.7 million (net of tax) due to the sale of PQBS in fiscal 2006.

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

Liquidity and Capital Resources

As of December 29, 2007, the Company did not have any debt with the exception of certain capital leases. We used the proceeds from the sale of the PQBS businesses on November 28, 2006 and PQIL businesses on February 9, 2007 to fully repay all of our outstanding debt balances, excluding capital leases. Cash and cash equivalents increased to $53.9 million at December 29, 2007 compared to $39.9 million at December 30, 2006.

In 2007, cash used in operating activities from continuing operations was $82.2 million, which includes net tax payments of $66.6 million. Additionally, operating cash outflows include expenditures related to personnel and activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL, as well as contributions made to legacy employee benefit plans. Excluding these items, operating cash flows from continuing operations was positive.

Cash from continuing operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.

Other significant uses of cash for continuing operations during fiscal 2007 included:

•	$58.5 million for debt repayment and debt-related costs including fees and required make-whole premiums;

•	$8.8 million of expenditures related to property, plant, equipment, curriculum development costs, and software; and

•	$0.8 million for principal payments on capital leases.

The sale of PQIL generated $186.3 million net of selling costs. Net proceeds generated from the sale or maturity of marketable securities were $1.1 million.

Net cash used in discontinued operations in fiscal 2007 was $23.2 million. We made payments of $22.9 million in early 2007 to the United Kingdom (“U.K.”) pension plan concurrent with the sale of PQIL in February 2007. As a result of the sale of PQIL in 2007, the obligation for our U.K. pension plan was assumed by the buyer of PQIL and as of February 2007 we have no further obligation to make U.K. pension contributions.

Capital Expenditures and Outlook

(Dollars in millions)	2007	2006	2005
Curriculum development costs	$5.4	$3.6	$5.9
Fixed capital	0.6	9.2	3.4
Software	2.8	1.6	—

Total expenditures for property, equipment, curriculum development costs, and software	$8.8	$14.4	$9.3

Capital spending for continuing operations in 2007 was approximately $8.8 million.

Capital spending in 2008 is expected to decline relative to 2007. Capital expenditures for 2008 will be concentrated primarily on ongoing and new product development which management believes will generate future sales growth.

As of October 31, 2008, we have cash, cash equivalents, and short-term investments totaling $70.0 million with no outstanding debt. We believe that current cash, cash equivalents and short term investment balances, expected income tax refunds, and cash generated from VED operations will be adequate to fund the working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future.

Commitments and Contractual Obligations

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed.

In connection with the sale of PQIL in February 2007, the Company and ProQuest LLC (formerly known as ProQuest-CSA LLC) (“CSA”) entered into a transition services agreement (“TSA”) and subsequently certain assignment agreements that established, among other things, sublease payments due the Company from CSA for use of certain property, equipment and office space at 777 Eisenhower Parkway, Ann Arbor, Michigan (the “777 Facility”) and 789 Eisenhower Parkway, Ann Arbor, Michigan (the “789 Facility”), which was being used completely or in part by CSA after the sale of PQIL. The TSA was effective for up to one year following the sale of PQIL with automatic month-to-month extensions thereafter. All sublease income received by the Company from CSA ceased after all of the associated capital and operating leases were either assigned to CSA or terminated by April 2008.

On January 1, 2008, the Company entered into an agreement with one of its lessors, Relational, LLC f/k/a Relational Funding Corporation (“Relational”) and CSA relating to certain obligations regarding the capital and operating leases for certain property and equipment used at its 777 and 789 Facility in Ann Arbor, Michigan. The aforementioned leases originated as early as fiscal 2005 with up to five year terms. Effective January 1, 2008, the Company conveyed, assigned, transferred and delivered to CSA all of its right, title and interest and benefit of certain property and equipment, such as office furniture, phone and power supply systems, and video equipment. The Company was released from all obligations relating to those leases. Relational, as lessor consented to such assignments. The release of the Company through assignment of these capital and operating leases from Relational resulted in a reduction of future lease payment obligations of $1.3 million and $0.3 million for capital and operating leases, respectively.

On January 25, 2008, the Company entered into a series of agreements with its current landlord, Transwestern Great Lakes, LP (“Transwestern”) and CSA relating to certain obligations regarding the long term leases for the facilities in Ann Arbor, Michigan. The Company paid CSA $11.0 million, a portion of which was distributed to Transwestern for termination of the lease relating to the 777 Facility. Upon the Closing Date of March 7, 2008, the Company was released from any and all obligations relating to the 15 year lease the Company previously entered into for the 777 Facility. Through assignment, the Company was also released from any and all obligations relating to the 15 year lease the Company previously entered into for the 789 Facility. The Company assigned all of its rights under the lease for the 789 Facility to CSA and CSA assumed the obligations of tenant under such lease, as amended. Transwestern, as landlord consented to such assignment. The release of the Company from these two long term operating leases results in a reduction of future lease payment obligations of $47.8 million.

Pursuant to a Sublease Agreement entered into between the Company and CSA effective March 7, 2008, the Company subleased certain space located in the 789 Facility under operating leases. The term of such sublease (i) is for six months from the Closing Date of March 7, 2008, with month to month extensions thereafter but not past December 31, 2008, for approximately 10,030 square feet to be utilized by the Company’s remaining corporate functions in such facility, and (ii) runs from the Closing Date until December 31, 2008, with optional semi-annual extensions thereafter but not past December 31, 2010, for approximately 3,060 square feet to be utilized by the Company for certain technology related functions in the 789 Facility. Future lease payment obligations related to the Sublease Agreement total $0.2 million for fiscal 2008.

The following table summarizes our significant operational and contractual obligations and commercial commitments at December 29, 2007 showing the future periods in which such obligations are expected to be settled in cash, which includes the net effect of reducing certain obligations associated with the assignment, sublease or termination of certain capital and operating leases as described above:

(Dollars in millions)	Total	2008	2009 & 2010	2011 & 2012	After 2012
Capital lease obligation as of December 29, 2007	$1.8	$0.9	$0.8	$0.1	$—
Lease obligation assigned to CSA	(1.3)	(0.6)	(0.6)	(0.1)	—

Capital lease obligation as of December 29, 2007, including 2008 lease assignment	$0.5	$0.3	$0.2	$—	$—

Operating lease obligation as of December 29, 2007	$52.4	$4.8	$8.9	$6.9	$31.8
Lease obligation terminated or assigned to CSA	(48.5)	(2.9)	(6.9)	(6.9)	(31.8)

Operating lease obligation as of December 29, 2007, including 2008 lease termination and assignments	$3.9	$1.9	$2.0	$—	$—

We also have $21.0 million in obligations with respect to our pension and post-retirement medical benefit plans. For further information see Note 13 to our Consolidated Financial Statements included herein.

We have letters of credit in the amount of $1.0 million outstanding as of December 29, 2007 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.

As of December 29, 2007, the Company had approximately $0.8 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. The Company is unable to reasonably estimate the years when settlement will occur with the respective tax authorities.

Recently Issued Financial Accounting Standards

Information regarding recently issued accounting standards is included in Note 1 to the Consolidated Financial Statements, which is included in Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 29, 2007 and as of the date of this filing, we did not have any interest rate forwards or option contracts outstanding.

As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payment of all of our outstanding debt, excluding capital leases, the Company no longer has any material interest rate risk.

Foreign Currency Risk

At December 29, 2007 and as of the date of this filing, we had no outstanding foreign currency forwards or option contracts.

As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payment of all its outstanding debt, the Company no longer has any material exposure to changes in foreign currency rates.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Voyager Learning Company

We have audited Voyager Learning Company and subsidiaries’ (the “Company”, formerly known as ProQuest Company) internal control over financial reporting as of December 29, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the fiscal year then ended, and our report dated December 4, 2008, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Whitley Penn LLP

Dallas, Texas
December 4, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Voyager Learning Company

We have audited the accompanying consolidated balance sheet of Voyager Learning Company and subsidiaries ( the “Company”, formerly known as ProQuest Company), as of December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the fiscal year then ended. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II. The Company’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 29, 2007, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109,” effective as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 4, 2008 expressed an unqualified opinion.

/s/ Whitley Penn LLP

Dallas, Texas
December 4, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Voyager Learning Company

We have audited the accompanying consolidated balance sheet of Voyager Learning Company (formerly known as ProQuest Company) (the Company) and subsidiaries as of December 30, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the fiscal years in the two-year period ended December 30, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II for the fiscal years ended December 30, 2006 and December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voyager Learning Company and subsidiaries as of December 30, 2006, and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the fiscal years ended December 30, 2006 and December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006.

/s/ KPMG LLP

Detroit, Michigan
September 17, 2008

Voyager Learning Company and Subsidiaries

Consolidated Statements of Operations

For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(In thousands, except per share data)	2007	2006	2005
Net sales	$109,612	$115,051	$90,967
Cost of sales	(55,720)	(57,279)	(48,474)

Gross profit	53,892	57,772	42,493

Research and development expense	(4,532)	(5,198)	(4,127)
Selling and administrative expense	(86,529)	(96,698)	(51,498)
Goodwill impairment	(67,232)	(42,496)	—

Loss from continuing operations before interest and income taxes	(104,401)	(86,620)	(13,132)

Net interest income (expense):
Interest income	3,682	1,080	430
Interest expense	(3,347)	(28,544)	(19,345)

Net interest income (expense)	335	(27,464)	(18,915)

Sublease income	4,408	—	—

Loss from continuing operations before income taxes	(99,658)	(114,084)	(32,047)

Income tax benefit	12,396	64,063	1,778

Loss from continuing operations	(87,262)	(50,021)	(30,269)

Earnings from discontinued operations (less applicable income tax expense of $1,491, $23,776, and $12,665, respectively)	5,460	44,926	20,019
Gain on sale of discontinued operations (less applicable income tax expense of $11,160, $66,321, and $0, respectively)	46,572	347,708	—

Net earnings (loss)	$(35,230)	$342,613	$(10,250)

Net earnings (loss) per common share:

Basic:
Loss from continuing operations	$(2.92)	$(1.68)	$(1.03)
Earnings from discontinued operations	0.18	1.51	0.68
Gain on sale of discontinued operations	1.56	11.66	—

Basic net earnings (loss) per common share	$(1.18)	$11.49	$(0.35)

Diluted:
Loss from continuing operations	$(2.92)	$(1.68)	$(1.03)
Earnings from discontinued operations	0.18	1.51	0.68
Gain on sale of discontinued operations	1.56	11.66	—

Diluted net earnings (loss) per common share	$(1.18)	$11.49	$(0.35)

Average number of common shares and equivalents outstanding:
Basic	29,858	29,816	29,650
Diluted	29,858	29,816	29,650

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Balance Sheets

As of December 29, 2007 and December 30, 2006

(Dollars and shares in thousands)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$53,868	$39,902
Accounts receivable, net	9,266	15,333
Income tax receivable	65,600	9,858
Inventory	16,005	12,601
Other current assets	16,489	69,552
Assets related to discontinued operations, current	—	70,712

Total current assets	161,228	217,958

Property, equipment, and software at cost:
Buildings and improvements	10,666	10,590
Machinery and equipment	5,975	5,788
Software	7,284	4,536

Total property, equipment, and software at cost	23,925	20,914
Accumulated depreciation and amortization	(8,584)	(5,124)

Net property, equipment and software	15,341	15,790

Goodwill	142,858	210,090
Acquired curriculum intangibles, net	51,206	65,625
Other intangible assets, net	6,411	8,323
Developed curriculum, net	9,333	6,997
Other assets	16,350	18,145
Assets related to discontinued operations, noncurrent	—	290,603

Total assets	$402,727	$833,531

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Balance Sheets

As of December 29, 2007 and December 30, 2006

(Dollars and shares in thousands)	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$789	$59,072
Accounts payable	4,403	10,056
Accrued expenses	25,315	83,773
Deferred revenue	19,822	17,705
Liabilities related to discontinued operations, current	—	215,264

Total current liabilities	50,329	385,870

Long-term liabilities:
Long-term debt, less current maturities	810	1,592
Other liabilities	61,258	96,653
Liabilities related to discontinued operations, noncurrent	—	42,422

Total long-term liabilities	62,068	140,667

Commitments and contingencies (See Note 17)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,552 shares issued and 29,883 shares outstanding at the end of fiscal 2007, and 30,565 shares issued and 29,910 shares outstanding at the end of fiscal 2006)	30	30
Capital surplus	356,683	356,655
Accumulated earnings (deficit)	(47,723)	(33,373)
Treasury stock, at cost (669 shares at the end of fiscal 2007 and 655 shares at the end of fiscal 2006)	(16,742)	(16,577)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment, net of tax expense of zero and $2,739, respectively	—	25,989
Pension and postretirement plans, net of tax benefit of $713 in each year	(2,088)	(26,401)
Net unrealized gain on securities, net of tax expense of $39 in each year	170	671

Accumulated other comprehensive income (loss)	(1,918)	259

Total shareholders’ equity	290,330	306,994

Total liabilities and shareholders’ equity	$402,727	$833,531

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Cash Flows

For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(Dollars in thousands)	2007	2006	2005
Operating activities:
Net earnings (loss)	$(35,230)	$342,613	$(10,250)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Goodwill and long-lived asset impairment	67,232	42,496	—
Gain on sale of discontinued operations, net of tax	(46,572)	(347,708)	—
Earnings from discontinued operations, net of tax	(5,460)	(44,926)	(20,019)
Depreciation and amortization	23,190	23,865	20,513
Amortization and write-off of deferred financing costs	2,286	9,003	632
Stock-based compensation	137	4,309	1,166
Excess tax benefit realized related to stock-based compensation	—	(92)	—
Gain on sale of available for sale securities	(508)	(405)	(49)
Deferred income taxes	(12,671)	(64,105)	(2,484)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(49,675)	5,723	(7,686)
Inventory	(3,404)	371	(5,192)
Other current assets	52,009	2,890	(711)
Other assets	(1,205)	(14,970)	1,086
Accounts payable	661	(2,295)	7,159
Accrued expenses	(61,113)	(3,623)	9,091
Deferred revenue	3,385	3,685	8,096
Other long-term liabilities	(15,217)	32,455	(9,638)
Other, net	(4)	(133)	(245)

Net cash used in operating activities of continuing operations	(82,159)	(10,847)	(8,531)

Investing activities:
Expenditures for property, equipment, curriculum development costs, and software	(8,755)	(14,408)	(9,275)
Acquisitions, net of cash acquired	—	—	(346,129)
Purchases of equity investments available for sale	(7,777)	(6,664)	(3,684)
Proceeds from sales of equity investments available for sale	8,843	11,521	2,135
Proceeds from (expenditures associated with) sale of discontinued operations, net	186,342	501,231	(211)

Net cash provided by (used in) investing activities of continuing operations	178,653	491,680	(357,164)

Financing activities:
Proceeds from debt	—	561,059	538,950
Repayment of debt	(58,225)	(1,015,798)	(178,613)
Principal payments under capital lease obligations	(840)	(746)	(267)
Debt issuance costs	(302)	(8,379)	(2,071)
Proceeds from exercise of stock options, net	—	589	8,904
Excess tax benefit realized related to stock-based compensation	—	92	—

Net cash provided by (used in) financing activities of continuing operations	(59,367)	(463,183)	366,903

Effect of exchange rate changes on cash	—	(7,148)	(662)

Increase in cash and cash equivalents of continuing operations	37,127	10,502	546

Net cash provided by (used in) discontinued operations:
Net cash provided by (used in) operating activities	(19,891)	66,716	110,927
Net cash used in investing activities	(2,540)	(47,510)	(48,408)
Net cash used in financing activities	(730)	(20,763)	(36,421)

Net cash provided by (used in) discontinued operations	(23,161)	(1,557)	26,098

Increase in cash and cash equivalents	13,966	8,945	26,644
Cash and cash equivalents, beginning of year	39,902	30,957	4,313

Cash and cash equivalents, end of year	$53,868	$39,902	$30,957

Non-cash financing and investing activities:
Common/Treasury stock issued in connection with acquisitions	$—	$—	$20,362
Acquisition of equipment through capital leases	$—	$1,937	$948

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

				Unearned	Notes		Accumulated
(Dollars and shares in thousands)				Compensation	Receivable		Other
	Common Stock		Capital	on Restricted	for Stock	Accumulated	Comprehensive
	Issued	Treasury	Surplus	stock	Purchases	Deficit	Income (Loss)	Total
Balance, at the end of fiscal 2004
(Common stock, 29,354 shares issued; treasury stock, 615 shares)	$29	$(15,176)	$318,927	$(236)	$(194)	$(365,736)	$11,313	$(51,073)
Comprehensive income (loss):
Net loss						(10,250)		(10,250)
Foreign currency translation adjustments							(10,772)	(10,772)
Pension and postretirement plans (net of tax benefit of $3,099)							(8,495)	(8,495)
Unrealized gain on securities, net							256	256

Total comprehensive income (loss)								(29,261)
Restricted stock grant, net of cancellations, 121 shares			4,052	(4,052)				—
Restricted stock amortization				1,166				1,166
Voyager Purchase, 683 shares	1		20,362					20,363
Stock options exercised, net 354 shares			8,904					8,904
Stock option swaps/reloads, 51 shares, 32 treasury shares		(1,148)	1,013					(135)
Tax benefit from stock options exercised			1,621					1,621
Notes receivable settlement, 6 treasury shares		(226)			194			(32)

Balance, at the end of fiscal 2005
(Common stock, 30,563 shares issued; treasury stock, 653 shares)	$30	$(16,550)	$354,879	$(3,122)	$—	$(375,986)	$(7,698)	$(48,447)
Comprehensive income (loss):
Net earnings						342,613		342,613
Foreign currency translation adjustments (net of tax expense of $2,739)							14,292	14,292
Pension and postretirement plans (net of tax expense of $7,059)							(6,163)	(6,163)
Unrealized gain on securities							21	21

Total comprehensive income (loss)								350,763
Adoption of SFAS 158							(193)	(193)
Restricted stock grant, 2 shares			(60)	60				—
Restricted stock amortization, net of cancellations, 29 shares			1,259					1,259
Stock-based compensation expense			3,050					3,050
Stock options exercised, net 29 shares			589					589
Reclassification of unearned compensation on restricted stock			(3,062)	3,062				—
Restricted stock utilized to pay taxes		(27)						(27)

Balance, at the end of fiscal 2006 (Common stock, 30,565 shares issued; treasury stock, 655 shares)	$30	$(16,577)	$356,655	$—	$—	$(33,373)	$259	$306,994
Comprehensive income (loss):
Net earnings						(35,230)		(35,230)
Foreign currency translation adjustments							(1,313)	(1,313)
Pension and postretirement plans							1,029	1,029
Unrealized gain on securities							(501)	(501)

Total comprehensive income (loss)								(36,015)
Adoption of FIN 48						20,880		20,880
Write off foreign currency translation adjustments upon sale of PQIL							(24,676)	(24,676)
Write off accumulated other comprehensive income (loss) related to PQIL pension plan							23,284	23,284
Restricted stock amortization, net of cancellations, 13 shares			369					369
Stock-based compensation expense			(506)					(506)
Restricted stock utilized to pay taxes								—
		(165)	165					—

Balance, at the end of fiscal 2007 (Common stock, 30,552 shares issued; treasury stock, 669 shares)	$30	$(16,742)	$356,683	$—	$—	$(47,723)	$(1,918)	$290,330

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Nature of Operations. Voyager Learning Company and Subsidiaries (collectively the “Company”) is a leading provider of results-driven reading and math intervention programs, professional development programs regarding the teaching of reading, subscription-based online supplemental reading, math and science resources and programs, and a core reading program for school districts throughout the U.S.

Our reading programs include: Voyager Passport™, a comprehensive reading intervention system for K-5, Voyager Universal Literacy System®, a K-3 core reading program, Passport Reading Journeys™, a middle school reading intervention system for grades 6-9; TimeWarp® Plus, a K-9 summer school reading intervention program; Voyager Pasaporte™, a K-3 reading intervention system in Spanish; and Learning A-Z™, a group of related websites known as Reading A-Z™, Raz-Kids™, Reading-tutors™, Vocabulary A-Z™, and Writing A-Z™ which provide online supplemental reading, writing and vocabulary lessons, books, and other resources for students and teachers.

Our math and science programs include Vmath®; a math intervention system for grades 3-8, ExploreLearning™, a subscription-based online library of interactive simulations in math and science for grades 3-12, and ScienceA-Z.com™, a new website introduced in 2007 aimed at the supplemental science market.

VoyagerU® is our professional development program for teachers, literacy coaches and administrators.

The Company has been a leading publisher of solutions for the education, automotive and power equipment markets. We have more than 50 years of experience in information aggregation and dissemination, content development, and educational publishing. Our predecessor company, Bell & Howell Company, was incorporated in Delaware in 1907. In 2001, we changed our name to ProQuest Company. In 2005, we acquired Voyager Expanded Learning (“VEL”). In 2007, we changed our name to Voyager Learning Company.

We had provided products and services to our customers through three business segments. With the sale of ProQuest Business Solutions (“PQBS”) on November 28, 2006 and the sale of ProQuest Information and Learning (“PQIL”) on February 9, 2007, we now provide products and services to our customers through one business segment, Voyager Education (“VED”).

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

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Voyager Learning Company and its majority owned subsidiaries. All intercompany transactions are eliminated.

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

On November 28, 2006, we sold our PQBS businesses to Snap-on Incorporated. In December 2006, we announced the sale of our PQIL businesses to Cambridge Scientific Abstracts, LP. The sale was completed on February 9, 2007. The operating results and the gain on sale of PQBS and PQIL have been segregated from our continuing operations for all periods presented in our Consolidated Financial Statements and are separately reported as discontinued operations (see Note 4 to our Consolidated Financial Statements included herein for additional information on discontinued operations).

Fiscal Year. Our fiscal year ends on the Saturday nearest to December 31 each calendar year. References to fiscal year 2007 or fiscal 2007 are for the 52 weeks ended December 29, 2007, references to fiscal year 2006 or fiscal 2006 are for the 52 weeks ended December 30, 2006 and references to fiscal year 2005 or fiscal 2005 are for the 52 weeks ended December 31, 2005.

On December 20, 2007, the Board of Directors of the Company adopted a resolution changing the Company’s fiscal year end from the Saturday nearest to December 31 to a calendar year. The change will be effective for the fiscal year ending on December 31, 2008. The two-day transition period between the 2007 annual fiscal year, which ended on December 29, 2007, and the 2008 annual fiscal year, which began on January 1, 2008 and will end on December 31, 2008, will be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The first report to be filed by the Company for the newly adopted fiscal year will be its Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Revenue Recognition. The Company accounts for its revenues under Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). VED’s revenues are derived from sales of its reading, math and science, and professional development solutions to school districts across the U.S. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer. Revenue for product support, implementation services, and online subscriptions is recognized over the period services are delivered. The division of revenue between shipped materials, online materials, and ongoing support and services is determined in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). For our professional development courses, which include an internet delivery component, revenue is recognized over the contractual delivery period, typically nine to twelve months. For the online content associated with our curriculum materials, which includes access to online content over some period, revenue is recognized over the access period, typically a school year.

ExploreLearning and Learning A-Z derive revenue from sales of online subscriptions to reading, math and science teaching materials. Typically, the subscriptions are for a 12 month period and the revenue is recognized ratably over the period the online access is available to the customer.

The amount of service revenues are less than 10% of total revenues in both fiscal 2007 and 2006.

For our discontinued operations, PQIL’s published products provided users with access to comprehensive databases, including historical newspapers, Early English Books Online (“EEBO”), e-dissertations, and topic specific products on either a subscription basis that normally covers twelve months, or through a perpetual access license. PQIL followed the guidance under SAB No. 104 for all subscription products. Revenue from subscription agreements was recognized ratably over the term of the subscription, including any free before or after periods, using the straight-line method. For sales of perpetual access licenses, revenue was recognized over the greater of one year or the applicable period if the perpetual access license was associated with a subscription or data access agreement.

Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $1.3 million and $1.8 million at year end 2007 and 2006, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The allowance for sales returns is based on historical rates of return.

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

Net Earnings (Loss) per Common Share. Basic net earnings/ (loss) per common share are computed by dividing net earnings/ (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings/(loss) per common share is computed by dividing net earnings/(loss) by the weighted average number of common shares outstanding during the period, including the potential dilution that could occur if all of our outstanding stock awards that are in-the-money were exercised, using the treasury stock method. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net earnings per common share are shown in the table below for the periods indicated:

(Shares in thousands)	2007	2006	2005
Basic	29,858	29,816	29,650
Dilutive effect of awards	—	—	—

Diluted	29,858	29,816	29,650

The following were not included in the computation of diluted net income per share because their effect would have been antidilutive: options to purchase shares of 1.4 million, 3.0 million, and 3.6 million for fiscal years 2007, 2006, and 2005, respectively; nonvested restricted stock of 16,000, 85,000, and 131,000 for fiscal years 2007, 2006, and 2005, respectively; and a stock appreciation right with respect to 0.3 million shares in fiscal year 2007.

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

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets’ estimated useful lives using the straight-line method. Estimated lives range from three to five years for office and computer equipment, five to seven years for furniture and fixtures, and fourteen to eighteen years for buildings and leasehold improvements. Amortization of leasehold improvements is computed based on the shorter of the assets’ estimated useful lives or the lease term. Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred, while betterments and major renewals are capitalized. Any gain or loss resulting from the retirement or sale of an asset is credited or charged to operations.

We recognized depreciation and amortization expense on property and equipment of $2.3 million, $2.1 million and $0.9 million for fiscal 2007, 2006 and 2005, respectively.

Purchased and Developed Software. Purchased and developed software includes the costs to purchase third party software and to develop internal-use software and software for sale. Amortization of purchased software costs in fiscal 2007, 2006 and 2005 totaled $0.5 million, $0.7 million, and $0.5 million, respectively. The Company follows the guidance in Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three to five years. Amortization of developed software costs in fiscal 2007, 2006 and 2005 totaled $1.0 million, $0.5 million, and $0.1 million, respectively. At December 29, 2007 and 2006, unamortized capitalized software was $3.2 million and $2.6 million, respectively, which included software under development of $0 and $0.2 million, respectively.

Acquired Curriculum. Acquired curriculum represents curriculum acquired in the acquisitions of VEL and ExploreLearning in 2005 and Learning A-Z in 2004 and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes and measurement techniques by which VED structures curriculum. Acquired curriculum is being amortized using an accelerated method over ten years, as it has an economic benefit declining over the estimated useful life. Acquired curriculum is presented net of accumulated amortization of $47.2 million and $32.8 million as of fiscal year end 2007 and 2006, respectively. Amortization of acquired curriculum for fiscal 2007, 2006 and 2005 was $14.4 million, $16.2 million and $16.4 million, respectively.

Developed Curriculum. We capitalize certain pre-publication costs of our curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Curriculum development costs are amortized over the expected life of the education program, generally on a straight-line basis over a period of three to five years. We periodically review the recoverability of the capitalized costs based on expected net realizable value. Developed curriculum costs are presented net of accumulated amortization of $6.0 million and $2.9 million as of fiscal year end 2007 and 2006, respectively. Amortization of curriculum development costs for fiscal year 2007, 2006, and 2005 was $3.1 million, $2.2 million, and $0.7 million, respectively.

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

Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows, which is based on the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether these assets are impaired involves significant judgment based on projections of future performance. In fiscal year 2005 we recognized a long lived asset impairment of $0.6 million which is now included in discontinued operations. For fiscal years 2006 and 2007, no impairment was indicated.

Deferred Costs. Certain up-front costs associated with completing the sale of the Company’s products are deferred and recognized as the related revenue is recognized.

Shipping and Handling Costs. All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs incurred by the Company are included in cost of sales.

Advertising Costs. The Company, from time to time, ships products to prospective customers as samples. Samples costs are expensed upon shipment and totaled $1.6 million, $0.8 million, and $1.1 million in 2007, 2006,and 2005 respectively. Other costs of advertising, which include advertising, print, and photography expenses and are expensed as incurred, totaled $0.7 million, $0.3 million, and $0.2 million in 2007, 2006, and 2005 respectively.

Correction of an Immaterial Error. While preparing for adoption of FIN 48 and also preparation of the 2007 tax provision, we discovered errors in the amount of income tax expense (benefit) recognized in 2006. These errors were primarily related to the calculation of U.S. tax basis of foreign and domestic subsidiaries. These tax errors, while immaterial to the previously issued 2006 financial statements, could distort the 2007 financial results. As such, we have corrected the 2006 results as presented in the 2007 financial statements. A summary of the impact of this change on previously filed 2006 results is as follows:

(In thousands, except per share data)	2006 as Originally Filed	Error Correction	2006 as Corrected
Loss from continuing operations before income taxes	$(114,084)	$—	$(114,084)
Income tax benefit	65,032	(969)	64,063

Loss from continuing operations	(49,052)	(969)	(50,021)

Earnings from discontinued operations (less applicable income tax expense of $22,164 and $23,776 as corrected)	46,538	(1,612)	44,926
Gain on sale of discontinued operations (less applicable income tax expense of $59,631 and $66,321 as corrected)	354,398	(6,690)	347,708

Net earnings	$351,884	$(9,271)	$342,613

Net earnings (loss) per common share:

Basic and Diluted:
Loss from continuing operations	$(1.65)	$(0.03)	$(1.68)
Earnings from discontinued operations	1.56	(0.05)	1.51
Gain on sale of discontinued operations	11.89	(0.23)	11.66

Basic and diluted net earnings (loss) per common share	$11.80	$(0.31)	$11.49

Average number of common shares and equivalents outstanding:
Basic and Diluted	29,816	29,816	29,816

(Dollars and shares in thousands)	2006 as Originally Filed	Error Correction	2006 as Corrected
Assets:
Other current assets	$72,162	$(2,610)	$69,552
Total current assets	220,568	(2,610)	217,958
Total assets	836,141	(2,610)	833,531

Liabilities:
Accrued expenses	85,269	(1,496)	83,773
Total current liabilities	387,366	(1,496)	385,870
Other liabilities	88,341	8,312	96,653
Total long-term liabilities	132,355	8,312	140,667

Shareholders’ equity (deficit):
Accumulated deficit	(24,102)	(9,271)	(33,373)

Other comprehensive income (loss):
Accumulated foreign currency translation adjustment, net of tax expense of $2,423 and $2,739 as corrected	26,305	(316)	25,989
Pension and postretirement plans, net of tax benefit of $544 and $713 as corrected	(26,570)	169	(26,401)
Net unrealized gain on securities, net of tax expense of $31 and $39 as corrected	679	(8)	671
Accumulated other comprehensive income (loss)	414	(155)	259
Total shareholders’ equity (deficit)	316,420	(9,426)	306,994

Total liabilities and shareholders’ equity	836,141	(2,610)	833,531

Net cash used in operating activities of continuing operations for 2006 decreased $1.1 million from $11.9 million to $10.8 million as a result of changes to the allocation of deferred income taxes between operating activities of continuing operations and operating activities of discontinued operations.

Income Taxes. Provision is made for the expense, or benefit, associated with taxes based on income. The provision for income taxes is based on laws currently enacted in every jurisdiction in which we do business and considers laws mitigating the taxation of the same income by more than one jurisdiction. Significant judgment is required in determining income tax expense, current tax receivables and payables, deferred tax assets and liabilities, and valuation allowance recorded against the net deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years, loss carryforward limitations, and tax planning strategies in assessing whether deferred tax assets will be realized in future periods. If, after consideration of these factors, management believes it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance is established. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced. Effective December 31, 2006, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and account for liabilities related to uncertain tax positions in accordance with its provisions.

Sales Taxes. The Company reports sales taxes collected from customers and remitted to governmental authorities on a net basis. Sales tax collected from customers is excluded from revenues. Collected but unremitted sales tax is included as part of accrued expenses in the accompanying consolidated balance sheets.

Stock-Based Compensation. Prior to January 1, 2006, we accounted for our stock option plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”). No stock-based compensation expense was recognized in the income statement related to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock grants were valued at the market price on the award dates and recognized as compensation expense over the vesting period.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires all share-based payments to be recognized in the income statement based on their fair values. We adopted this statement using the modified prospective method in which compensation cost is recognized based on the requirements of SFAS No.123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the anticipated vesting period.

As a result of adopting SFAS No. 123R, our loss from continuing operations before income taxes in fiscal 2006 was $1.9 million higher than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net earnings per share for 2006 would have each been $11.59 had we not adopted SFAS No. 123R, compared to reported basic and diluted net earnings per share of $11.49.

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 for 2005.

(Dollars in thousands, except per share data)	2005
Net loss, as reported	(10,250)
Add: Stock-based compensation as reported	1,166
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,924)

Pro forma net loss	(17,008)

Net loss per share:
Basic-as reported	(0.35)
Basic-pro forma	(0.57)
Diluted-as reported	(0.35)
Diluted-pro forma	(0.57)

Derivative Financial Instruments and Hedging Activities. We comply with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 138”). SFAS No. 133, as amended, requires that we recognize all derivative instruments as assets or liabilities in the balance sheet at fair value. For fiscal 2007 and 2006, there were not any derivative instruments held by VED.

Interest Rate Risk. We did not have any interest rate forwards or option contracts outstanding at December 29, 2007 or December 30, 2006.

Foreign Exchange Risks. Historically, a portion of revenue, earnings, and net investment in foreign affiliates has been exposed to changes in foreign exchange rates, primarily related to the discontinued operations. Substantially all foreign exchange risks are managed through operational means. However, we believe that from time to time some foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts are not designated for hedging treatment under SFAS No. 133, as amended. We did not have any foreign currency forwards or option contracts outstanding at December 29, 2007 or December 30, 2006.

Recently Issued Financial Accounting Standards. In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FAS 142-3 will have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”). Currently, the Company does not have an outstanding noncontrolling interest in one or more subsidiaries, nor does it deconsolidate any subsidiaries. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how an acquirer accounts for business combinations. SFAS No. 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R applies prospectively and is effective for business combinations made by the Company beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans — an amendment of SFASs No. 87, 88, 106 and 132(R),” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. It also requires the recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension” (“SFAS No. 106”). The statement also has new provisions regarding the measurement date as well as certain disclosure requirements. The recognition provisions of the statement were effective for our 2006 year end, and the measurement date requirements are effective for our 2008 year end. The adoption of the recognition and disclosure provisions of SFAS No. 158 had a minimal impact on our consolidated financial position, results of operations and cash flows.

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

Note 2 – Business Segments

With the sale of PQBS in November 2006 and the sale of PQIL in February 2007, the Company had business segments that were included in discontinued operations in fiscal years 2006 and 2005. Because the Company’s management approach, organizational structure, operating performance measurement and reporting, and operational decision making are performed from a single company perspective, the Company operates as one reportable segment within the U.S. in fiscal 2007, which includes all corporate operations. The corporate operations continue to be shown separately below for comparability with prior years.

Information concerning our operating business segments for fiscal 2007, 2006, and 2005 for our continuing operations is as follows:

	2007
(Dollars in thousands)	VED	Corporate	Total
Net sales	$109,612	$—	$109,612
Loss from continuing operations before interest and income taxes	$(69,192)	$(35,209)	$(104,401)
Capital expenditures	$8,670	$85	$8,755
Depreciation and amortization	$22,110	$1,080	$23,190
Total assets (1)	$283,091	$119,636	$402,727

	2006
(Dollars in thousands)	VED	Corporate	Total
Net sales	$115,051	$—	$115,051
Earnings (loss) from continuing operations before interest and income taxes	$(39,315)	$(47,305)	$(86,620)
Capital expenditures	$5,860	$8,548	$14,408
Depreciation and amortization	$22,777	$1,088	$23,865
Total assets (1)	$322,131	$150,085	$472,216

	2005
	VED	Corporate	Total
Net sales	$90,967	$—	$90,967
Earnings (loss) from continuing operations before interest and income taxes	$3,964	$(17,096)	$(13,132)
Capital expenditures	$8,685	$590	$9,275
Depreciation and amortization	$20,213	$300	$20,513
Total assets (1)	$383,804	$79,524	$463,328

(1)	Total assets includes assets from continuing operations only.

Note 3 – Income Taxes

Earnings from continuing operations before income taxes in fiscal year 2007, 2006, and 2005 were all attributable to the U.S.

Total income taxes for the fiscal years 2007, 2006 and 2005 were allocated as follows:

(Dollars in thousands)	2007	2006	2005
Income from continuing operations	$(12,396)	$(64,063)	$(1,778)
Income from discontinued operations	1,491	23,776	12,665
Gain on sale of discontinued operations	11,160	66,321	—
Shareholders’ equity, for stock compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	—	(1,621)
Shareholders’ equity, for minimum pension liability	—	7,059	(3,099)
Shareholders’ equity, for currency translation adjustment on unremitted foreign earnings	—	2,739	—
Goodwill	—	(54)	—
Long-lived intangibles	—	(413)	(324)

	$255	$35,365	$5,843

Income tax expense attributable to income from continuing operations in fiscal 2007, 2006, and 2005 included the following:

(Dollars in thousands)	2007	2006	2005
Current income tax expense:
United States federal	$—	$—	$—
State and local	275	42	706

Current income tax expense	275	42	706

Deferred income tax benefit
United States federal	(12,183)	(62,268)	(1,435)
State and local	(488)	(1,837)	(1,049)

Deferred income tax benefit	(12,671)	(64,105)	(2,484)

Income tax expense (benefit)	$(12,396)	$(64,063)	$(1,778)

The significant components of deferred income tax expense (benefit) attributable to loss from continuing operations were as follows:

(Dollars in thousands)	2007	2006	2005
Deferred income tax benefit, exclusive of Allocation of valuation allowance reducing goodwill items listed below:	$(3,692)	$(45,829)	$246
Benefits of gain from sale and discontinued operation allocated to continuing operations	(8,979)	(18,276)	(2,730)

Deferred income tax benefit	$(12,671)	$(64,105)	$(2,484)

Reconciliation of income tax expense (benefit) from continuing operations and the domestic federal statutory income tax expense (benefit) were as follows:

(Dollars in thousands)	2007	2006	2005
Statutory federal income tax rate	$(34,880)	$(39,930)	$(11,216)
Increase (reduction) in taxes resulting from: State income taxes, net of federal benefit	(214)	(1,795)	(343)
Change of intent for investment basis difference	—	(37,525)	—
Non-deductible goodwill	23,531	14,874	—
Changes in valuation allowance	—	—	9,635
Other	(833)	313	146

Income tax benefit	$(12,396)	$(64,063)	$(1,778)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The tax effects of each type of temporary difference and carryforward (for both continuing and discontinued operations) that give rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2007 and 2006 were as follows:

(Dollars in thousands)	2007	2006
Deferred tax assets are attributable to:
Deferred compensation & pension benefits	$11,219	$14,173
Tax credit carryforwards	10,176	10,025
Net operating loss carryforwards	822	17,694
Property and equipment	146	—
Deferred intercompany transactions	—	47,233
Investment basis difference in domestic subsidiary	—	40,364
Goodwill	—	14,032
Net capital loss carryforwards	—	3,255
Other assets	2,575	7,834
Other	5,115	14,628

Total gross deferred tax assets	30,053	169,238
Valuation allowance	(11,154)	(37,995)

Net deferred tax assets	18,899	131,243

Deferred tax liabilities are attributable to:
Curriculum costs	(17,320)	(21,977)
Intangibles	(2,148)	(6,833)
State taxes	(890)	(1,540)
Other liabilities	(429)	—
Investment basis differences in foreign subsidiaries	—	(25,253)
Property and equipment	—	(14,797)

Total gross deferred tax liabilities	(20,787)	(70,400)

Net deferred tax asset (liability)	$(1,888)	$60,843

The net deferred tax asset (liability) is classified as follows:

(Dollars in thousands)	2007	2006
Short-term deferred tax asset	$2,566	$61,153
Long-term deferred tax asset	—	1,016
Long-term deferred tax liability	(4,454)	(1,326)

Net deferred tax asset (liability)	$(1,888)	$60,843

The net decrease in the valuation allowance in 2006 was $59.2 million. The valuation allowance decreased during 2006 primarily as a result of utilization of valuation allowances established on capital loss carryforwards, tax credits and net operating loss carryforwards. As of December 30, 2006, the amount of worldwide valuation allowance that existed was $38.0 million. The net U.S. domestic deferred tax assets and liabilities before valuation allowance was approximately $93.0 million. The amount of valuation allowance attributable to the U.S. federal and state jurisdictions was $33.0 million. As of December 30, 2006, the amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets is $2.7 million.

The net decrease in the valuation allowance in 2007 was $26.8 million. The valuation allowance decreased during 2007 primarily as a result of selling PQIL. Deferred tax assets associated with PQIL that had valuation allowances were divested. As of December 29, 2007, the amount of valuation allowance that existed was $11.2 million. The amount of valuation allowance is all attributable to the U.S. federal and state jurisdictions. The net U.S. domestic deferred tax assets and liabilities before valuation allowance was approximately $9.3 million. As of December 29, 2007, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets.

During 2006, the Company recognized a deferred tax asset of $40.4 million for outside basis difference of its domestic subsidiary PQIL because the temporary difference was expected to reverse in the first quarter of 2007 when the PQIL sale transaction to CSA was anticipated to close. The tax benefit recognized for the PQIL outside basis difference was allocated to discontinued operations. The Company also recognized a deferred tax liability of $25.3 million on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries. The tax expense for the foreign investment difference was also allocated to discontinued operations.

Prior to the impending PQIL sale to CSA, PQIL transferred its investment in VEL and assets of Learning A-Z and ExploreLearning within the consolidated group. As of December 30, 2006, the Company recognized a $47.2 million deferred tax asset on the intercompany transactions. After consideration of a valuation allowance, a net federal benefit of $37.5 million was recognized in continuing operations during the year for the change in intent about the expected manner of recovery of the investment in VEL.

During 2007, the Company realized capital losses on the sale of PQIL and transfer of its investment in VEL for which the Company had recognized substantially all of the tax benefit in 2006. The Company carried back the capital losses to its 2006 federal tax return and requested federal tax refunds for substantially all the federal taxes paid in 2007 attributable to the 2006 tax year.

At December 29, 2007, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

(Dollars in thousands)	Amount as of year ended 2007	Expire or start expiring at the end of:
State net operating loss carryforward (net):
State tax net operating losses	$822	2012 - 2026
Tax credits:
Foreign tax credit	2,879	2011 - 2016
Minimum tax credit	6,549	Carry forward indefinitely
Research and development tax credit	748	2014 - 2021

Income taxes paid, net of refunds, for fiscal years 2007, 2006, and 2005 were $66.6 million, $0.3 million, and $14.5 million, respectively. The Company has refunds receivable from taxing authorities of $65.6 million and $9.9 million as of fiscal year end 2007 and 2006, respectively.

As of December 29, 2007, the Company is under examination by the IRS for fiscal years 2003, 2004, 2005, and 2006. These years under examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company has established a liability for those matters where it is not probable that the position will be sustained. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

Under the sale agreements with Snap-On Incorporated and Cambridge Scientific Abstracts, LP (“CSA”), the Company is liable to indemnify Snap-On Incorporated or CSA for any income taxes assessed against PQBS or PQIL for periods prior to the sale of PQBS or PQIL. The Company has established a liability for those matters where it is not probable that the position will be sustained. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

As of December 30, 2006, the Company was no longer permanently reinvested and therefore recognized the associated deferred tax liability on the excess of the amount of financial reporting over tax basis of the investments in foreign subsidiaries.

Uncertain Tax Positions

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

(Dollars in thousands)
Balance, December 31, 2006	$18,940
Increases for tax positions taken during the current period	1,381
Decreases relating to settlements	(623)
Decreases relating to dispositions	(4,909)

Balance, December 29, 2007	$14,789

During the fiscal year ended December 29, 2007, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $4.2 million, which primarily relates to positions taken during prior periods that are moved to a guarantor liability account or the gain on disposition of a subsidiary.

Included in the balance of unrecognized tax benefits at December 29, 2007 are approximately $0.6 million of tax benefits that, if recognized, would affect the effective tax rate. Because of the impact of deferred tax accounting and the availability of tax attributes, the majority of the tax positions would ordinarily not affect the effective tax rate or the payment of cash to the taxing authorities. However, due to the limited evidence to support the realization of these tax assets a valuation allowance is required.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized penalties of zero and interest (gross) of approximately $0.1 million during 2007 and, as of December 29, 2007, has a liability for penalties of zero and interest (gross) of approximately $0.1 million.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The tax years which remain subject to examination by major tax jurisdictions as of December 29, 2007 include 2002 - 2007.

Note 4 – Discontinued Operations

The Board determined to sell PQBS and PQIL and authorized the plan of sale in the second quarter of 2006. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. In December 2006, we announced the sale of PQIL including all remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. The sale of PQIL was closed on February 9, 2007 and we used a portion of the proceeds from that sale to pay down all remaining debt, excluding capital leases.

The operating results of sold or to be sold businesses have been segregated from our continuing operations. The Consolidated Statements of Operations separately reflect the gains on sale and the earnings of PQBS and PQIL as discontinued operations. Interest expense of $0.8 million, $18.3 million and $9.8 million for 2007, 2006 and 2005, respectively, was allocated to discontinued operations based on the ratio of net assets of sold or to be sold businesses to total net assets of the consolidated company.

The major classes of assets and liabilities related to discontinued operations at fiscal year ended December 30, 2006 included in our Consolidated Balance Sheets, all of which relate to the ProQuest Information and Learning businesses, were as follows:

(Dollars in thousands)	Fiscal Year Ended December 31, 2006
Assets related to discontinued operations:
Accounts receivable, net	$46,456
Other current assets	24,256

Total current assets related to discontinued operations	70,712
Property, plant, equipment, and software, net	206,171
Long-term receivables	3,173
Goodwill, net	68,398
Other intangible assets, net	6,946
Other assets	5,915

Total assets related to discontinued operations	$361,315

Liabilities related to discontinued operations:
Current maturities of long-term debt	$5,945
Accounts payable	51,284
Accrued expenses	11,629
Deferred income	146,406

Total current liabilities related to discontinued operations	215,264
Long-term debt, less current maturities	5,019
Other liabilities	37,403

Total liabilities related to discontinued operations	$257,686

Results from discontinued operations are shown in the tables below for the fiscal years indicated:

	Fiscal Years Ended
(Dollars in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Net sales by business segment:
ProQuest Information and Learning	$26,062	$259,103	$271,461
ProQuest Business Solutions	—	172,813	183,485

Net sales from discontinued operations	26,062	431,916	454,946

Earnings (loss) before interest and income taxes:
ProQuest Information and Learning	7,798	37,591	(4,354)
ProQuest Business Solutions	—	51,533	51,140

Earnings from discontinued operations before interest and income taxes	7,798	89,124	46,786

Interest expense, net	(847)	(20,422)	(14,102)
Income tax expense	(1,491)	(23,776)	(12,665)

Earnings from discontinued operations, net of taxes	$5,460	$44,926	$20,019

The gain on sale in fiscal years 2007 and 2006 resulting from the sale of discontinued operations was derived as follows:

(Dollars in thousands)	2007	2006
Sale price	$195,249	$513,986
Net assets, related liabilities, and selling costs (1)	(137,517)	(99,957)

Gain on sale	57,732	414,029
Income tax expense	(11,160)	(66,321)

Gain on sale of discontinued operations, net of tax	$46,572	$347,708

(1)	Net assets sold in fiscal 2007 and 2006 includes goodwill of $68.0 million and $52.2 million, respectively.

The sale of PQBS generated significant taxable income that enabled the Company to utilize capital loss carryforwards and other tax attributes in 2006 for which the Company had previously established valuation allowances. Therefore, the tax expense of $66.3 million for 2006 was significantly less than the statutory tax rate because of the release of the valuation allowance on these tax attributes.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended December 29, 2007 and December 30, 2006 are as follows:

(Dollars in thousands)
Balance as of December 31, 2005	$252,618
Goodwill acquired in fiscal 2006 (1)	(32)
Goodwill impairment	(42,496)

Balance as of December 30, 2006	210,090
Goodwill impairment	(67,232)

Balance as of December 29, 2007	$142,858

(1)	Goodwill consists of current year acquisitions as well as the finalization of our preliminary purchase price allocations for prior year acquisitions.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed during the fourth fiscal quarter. In 2007, the first step of impairment testing showed that the book value of the VED reporting unit exceeded its fair value; therefore, a second step of testing was required under SFAS No. 142. The second step requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. The fair value was determined using the income approach based on the forecasted operating results. As a result of the second step of our 2007 impairment test, the goodwill balance for the VED reporting unit as of the measurement date was determined to be partially impaired. An impairment charge of $67.2 million related to the VED segment was recorded in 2007.

In conducting our annual goodwill impairment testing for fiscal 2007, we compared the book value of goodwill attributed to VED with the estimated fair market value of VED. These estimates of fair market are dependent on multiple assumptions and inputs, including industry fundamentals such as the state of educational funding and the actual performance and future projections of the Company. As of year end 2007, the estimated fair market value of VED was estimated to have fallen below the book value as a result of lower future cash flow projections, driven by adverse developments in the education funding environment, including the reductions in Reading First funding effective 2008 and reductions in available state and local funds as property taxes decline.

For fiscal 2006, the Company performed its annual impairment testing of goodwill and impairment testing of long-lived assets as of December 30, 2006. As a result of this testing, the Company recorded impairment to goodwill of VED totaling $42.5 million. In conducting our annual goodwill impairment testing, we compared the book value of goodwill attributed to VED with the estimated fair market value of VED using revenue and EBITDA multiples of publicly traded comparable companies. These estimates of fair market are dependent on multiple assumptions and inputs including: market prices of securities in general, prevailing interest rates, industry fundamentals including the state of educational funding, and the actual performance and future projections of the Company. As of year end 2006, the estimated fair market value of VED was estimated to have fallen below the book value as a result of multiple factors including: a more competitive environment, the need to invest in redesigning older products and to introduce new products, the need to improve customer retention, sales declines in certain key products, the loss of several significant customers, and lower actual performance and future projections than were made at the time of acquisition of Voyager.

No impairment was indicated in 2005.

As of December 29, 2007 and December 30, 2006, our intangible assets and related accumulated amortization consisted of the following:

	Balance as of December 29, 2007
(Dollars in thousands)	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(47,204)	$51,206
Developed curriculum	15,288	(5,955)	9,333
Customer relationships	5,130	(1,614)	3,516
Trademark	3,860	(1,224)	2,636
Non-compete agreements	3,517	(3,258)	259

Total intangibles, net	$126,205	$(59,255)	$66,950

	Balance as of December 30, 2006
	Gross	Accumulated Amortization	Net
Acquired curriculum	$98,410	$(32,785)	$65,625
Developed curriculum	9,892	(2,895)	6,997
Customer relationships	5,130	(1,068)	4,062
Trademark	3,860	(812)	3,048
Non-compete agreements	3,517	(2,304)	1,213

Total intangibles, net	$120,809	$(39,864)	$80,945

We recorded $19.4 million, $20.5 million, and $19.0 million of intangible amortization expense during 2007, 2006, and 2005, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years and thereafter is as follows: 2008—$17.7 million; 2009—$14.4 million; 2010—$11.8 million; 2011—$8.8 million; 2012—$6.6 million; all years thereafter—$7.6 million.

There were no intangibles acquired in 2007 or 2006.

Note 6 – Other Current Assets

Other current assets at the end of fiscal 2007 and 2006 consist of the following:

(Dollars in thousands)	2007	2006
Short-term deferred tax asset	$2,566	$61,153
Deferred costs	1,434	1,394
Available for sale securities	3,629	4,677
Other	8,860	2,328

Total	$16,489	$69,552

Available-for-sale securities represent assets, invested in equity and fixed income securities, held in a rabbi trust, related to an executive deferred compensation plan.

Note 7 – Other Assets

Other assets at the end of fiscal 2007 and 2006 consist of the following:

(Dollars in thousands)	2007	2006
Long-term deferred tax asset	$—	$1,016
Deferred financing costs, net	—	1,984
Insurance receivable	15,000	15,000
Other	1,350	145

Total	$16,350	$18,145

Note 8 – Accrued Expenses

Accrued expenses at the end of fiscal 2007 and 2006 consist of the following:

(Dollars in thousands)	2007	2006
Accrued income taxes	$—	$56,513
Salaries, bonuses and benefits	12,231	15,510
Corporate transition costs	2,466	—
Other	10,618	11,750

Total	$25,315	$83,773

On February 12, 2007, the Company’s Board of Directors approved and announced to employees the closing of the corporate office in Ann Arbor, Michigan. The transition plan, which is expected to be completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.4 million in severance and retention expense related to the transition plan, of which $4.3 million was accrued during fiscal 2007. Costs are included in selling, general, and administrative expense. The change in accruals for corporate transition costs related to severance and retention payments for the fiscal year ended December 29, 2007 is as follows:

(Dollars in thousands)
Balance as of December 30, 2006	$—
Accruals	4,338
Payments made	(1,372)

Balance as of December 29, 2007	$2,966

Current portion	$2,466

Long-term portion	$500

At the beginning of fiscal 2008, the Company entered into a lease termination agreement in connection with the corporate transition plan. See Note 12 for further description of the lease termination agreement.

Note 9 – Other Liabilities

Other liabilities at the end of fiscal 2007 and 2006 consist of the following:

(Dollars in thousands)	2007	2006
Pension benefits, long-term portion	$18,843	$20,853
Long-term deferred tax liability	4,454	1,326
Long-term income tax payable	777	28,092
Legal contingency accrual	20,000	20,000
Long-term deferred compensation	5,713	11,592
Post-retirement medical benefits, long-term portion	114	137
Deferred rent	7,639	7,303
Long-term deferred revenue	1,317	50
Other	2,401	7,300

Total	$61,258	$96,653

See Note 13 for further description of our pension benefits.

Note 10 – Debt and Lines of Credit

Debt at the end of fiscal 2007 and 2006 consist of the following:

(Dollars in thousands)	2007	2006
Long-term debt:
2002 Senior Notes due 10/01/12	$—	$16,605
2005 Senior Notes due 01/31/15	—	19,373
2005 Revolving Credit Agreement	—	22,247
Capital lease obligations	1,596	2,433
Termination costs	3	6

Long-term debt	1,599	60,664
Less: Current maturities of long-term debt	(789)	(59,072)

Long-term debt, less current maturities	$810	$1,592

Upon closing on the sale of PQIL on February 9, 2007, we paid our remaining balances owed to our lenders and noteholders and were released from all obligations under the 2002 Senior Notes due 10/01/12, 2005 Senior Notes due 01/31/15, and the 2005 Revolving Credit Agreement.

Interest expense for the first quarter of 2007 includes $2.3 million for amortization and write-off of deferred financing fees related to the extinguished debt balances.

Cash paid for interest on Company debt, lines of credit and capital leases for continuing and discontinued operations in fiscal 2007, 2006, and 2005 was $1.1 million, $43.9 million, and $25.2 million, respectively.

2002 Senior Notes

On January 31, 2005, we entered into a First Amendment to the 2002 Note Purchase Agreement dated as of October 1, 2002 (the “2002 Note Purchase Agreement”), under and pursuant to which we originally issued and sold our 5.45% senior notes (the “2002 Senior Notes”) due October 1, 2012, in an aggregate principal amount of $150 million. No principal payments were due until October 1, 2006. The notes amortized in seven equal annual payments of $21.4 million, beginning October 1, 2006 and ending on October 1, 2012. The interest rate on these senior notes was fixed at 5.45% and was payable semi-annually. The first amendment, among other things, amended the financial covenants under the 2002 Note Purchase Agreement to give effect to the acquisition of Voyager Expanded Learning. Specifically, the consolidated adjusted net worth covenant and the consolidated debt covenants were adjusted to be consistent with the terms of the 2005 Note Purchase Agreement. The Waiver Agreement (defined below) modified the interest rate as of May 2, 2006 to give the holders of the 2002 Senior Notes the option of a fixed interest rate of 7.87%, interest at LIBOR plus 2.5% or the interest at the Base Rate (defined below) plus 1.0% and changed other provisions as described below.

2005 Senior Notes

The 2005 Note Purchase Agreement dated as of January 31, 2005 (the “2005 Note Purchase Agreement”) provided for, among other things, the issuance and sale of the Company’s 5.38% Senior Notes due January 31, 2015, in the aggregate principal amount of $175 million (the “2005 Senior Notes”). No principal payments were due until January 31, 2010. We were required to make six equal annual principal payments of $29.1 million on the 2005 Senior Notes commencing on January 31, 2010. The applicable annual interest on the 2005 Notes was fixed at 5.38% and was payable semi-annually in arrears calculated on the basis of a 360-day year of twelve 30-day months. The Waiver Agreement (defined below) modified the interest rate as of May 2, 2006 to give the holders of the 2005 Senior Notes the option of a fixed interest rate of 7.87%, interest at LIBOR plus 2.5% or interest at the Base Rate plus 1.0% and changed other provisions as described below.

2005 Revolving Credit Agreement

On January 31, 2005, we replaced our previous revolving credit agreement with a new variable interest rate facility (the “2005 Revolving Credit Agreement”). The 2005 Revolving Credit Agreement was a five-year, unsecured revolving credit facility in an amount up to $275 million, with a sub-facility for letters of credit (in an amount not to exceed $20 million) and a sub-facility for swingline loans (in an amount not to exceed $15 million). The final maturity date of the 2005 Revolving Credit Agreement was January 31, 2010 with no principal payments due until that date. Borrowings and letters of credit under the 2005 Revolving Credit Agreement originally bore interest, at our option, at either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.75% to 1.75% or 0.0% to 0.25% over an alternative base rate. The alternative base rate is the greater of the LaSalle Bank Midwest National Association prime rate or the Federal Funds rate plus 0.50% (“Base Rate”). The Waiver Agreement (defined below) modified the interest rate as of May 2, 2006 to give the lenders the option of LIBOR plus 2.5% or the Base Rate plus 1.0%. The interest rate in effect as of December 30, 2006 was LIBOR + 2.5%, which was 7.85% on $22.2 million outstanding at December 30, 2006.

A portion of our availability under the 2005 Revolving Credit Agreement was utilized to issue letters of credit to support our insurance coverage, leases and certain customer contracts. At December 30, 2006, the total of the face amounts of the outstanding letters of credit was $0.7 million.

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

•

a new superpriority credit facility was established in an amount up to $56 million in the aggregate, so long as the Company was in compliance with the underlying terms and conditions of the Waiver Agreement,

•

the Company was required to grant a security interest in substantially all its assets and to provide guarantees from all its domestic subsidiaries with respect to the Credit Agreements and the superpriority credit facility,

•

borrowings under the superpriority credit facility would be at either LIBOR plus 3.5% or the Base Rate plus 2.0% which was on average approximately 175 basis points higher than under the then existing Credit Agreements, and

•

the Company would pay various fees, including a waiver fee applicable to the 2002 Senior Notes, the 2005 Senior Notes, and the existing 2005 Revolving Credit Agreement of 25 basis points ($1.3 million), and a 100 basis point origination fee ($0.6 million) on the superpriority credit facility.

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

Capital Lease Obligations

Voyager Learning Company leases certain facilities and equipment for selling and administrative purposes under capital lease agreements with original lease terms up to 5 years. These capital leases expire no later than 2010.

See Note 12 for further description of our capital lease obligations.

Note 11 – Fair Value of Financial Instruments

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

The fair value of long-term debt is based on quoted market prices for the same or similar issues or the current rates offered to us for debt with the same or similar maturities and terms. At December 30, 2006 long-term debt was recorded at $60.7 million.

The Company used proceeds from the sale of PQIL to repay all its remaining debt, excluding capital leases, on February 9, 2007, along with accrued interest, fees, and required make-whole premiums.

At December 30, 2006, $22.2 million of the long-term debt was borrowed under our revolving credit agreements.

At December 30, 2006, the 2002 Senior Notes and the 2005 Senior Notes were assumed to approximate fair value as they bore variable interest rates comparable to current market rates for similar debt instruments.

Note 12 – Leases

Real Estate and Facility Leases

We lease certain facilities and equipment for production and selling and administrative purposes under agreements with original lease periods up to 15 years (5 years excluding leases terminated in early 2008). Leases generally include provisions requiring payment of taxes, insurance, and maintenance on the leased property. Some leases include renewal options and rent escalation clauses, and certain leases include options to purchase the leased property during or at the end of the lease term.

In connection with the sale of PQIL in February 2007, the Company and ProQuest LLC (formerly known as ProQuest-CSA LLC) (“CSA”) entered into a transition services agreement (“TSA”) and subsequently certain assignment agreements that established, among other things, sublease payments due the Company from CSA for use of certain property, equipment and office space at 777 Eisenhower Parkway, Ann Arbor, Michigan (the “777 Facility”) and 789 Eisenhower Parkway, Ann Arbor, Michigan (the “789 Facility”). The TSA was effective for up to one year following the sale of PQIL with automatic month-to-month extensions thereafter; however, all sublease income received by the Company from CSA ceased after the associated capital or operating leases were either fully assigned to CSA or terminated by April 2008. Sublease income received from CSA for capital and operating leases for fiscal 2007 totaled $4.4 million.

On January 25, 2008, the Company entered into a series of agreements with its current landlord, Transwestern Great Lakes, LP (“Transwestern”) and CSA relating to certain obligations regarding the long term leases for the facilities in Ann Arbor, Michigan. The Company paid CSA $11.0 million, a portion of which was distributed to Transwestern for termination of the lease relating to the 777 Facility. Upon the Closing Date of March 7, 2008, the Company was released from any and all obligations relating to the 15 year lease the Company previously entered into for the 777 Facility. Through assignment, the Company was also released from any and all obligations relating to the 15 year lease the Company previously entered into for the 789 Facility. The Company assigned all of its rights under the lease for the 789 Facility to CSA and CSA assumed the obligations of tenant under such lease, as amended. Transwestern, as landlord consented to such assignment. The release of the Company from these two long term operating leases results in a reduction of future lease payment obligations of $47.8 million. The Company recorded a charge to expense in fiscal 2008 totaling $11.7 million for the termination of facility leases and the associated write-off of certain assets fully assigned to CSA.

Pursuant to a Sublease Agreement entered into between the Company and CSA, the Company subleased certain space located in the 789 Facility under an operating lease. The term of such sublease (i) is for six months from the Closing Date of March 7, 2008, with month to month extensions thereafter but not past December 31, 2008, for approximately 10,030 square feet to be utilized by the Company’s remaining corporate functions in such facility, and (ii) runs from the Closing Date until December 31, 2008, with optional semi-annual extensions thereafter but not past December 31, 2010, for approximately 3,060 square feet to be utilized by the Company for certain technology related functions in the 789 Facility. Future lease payment obligations related to the Sublease Agreement total $0.2 million for fiscal 2008.

Property and Equipment Leases

On January 1, 2008, the Company entered into an agreement with one of its lessors, Relational, LLC f/k/a Relational Funding Corporation (“Relational”) and CSA relating to certain obligations regarding the capital and operating leases for certain property and equipment used at its 777 and 789 Facility in Ann Arbor, Michigan. The aforementioned leases originated as early as fiscal 2005 with up to five year terms. Effective January 1, 2008, the Company conveyed, assigned, transferred and delivered to CSA all of its right, title and interest and benefit of certain property and equipment, such as office furniture, phone and power supply systems, and video equipment. The Company was released from any and all obligations relating to certain leases. Relational, as lessor consented to such assignments. The release of the Company through assignment of these capital and operating leases from Relational results in a reduction of future lease payment obligations of $1.3 million and $0.3 million for capital and operating leases, respectively.

Capital Leases

The gross value of leased capital assets was $3.5 million and $3.4 million at December 29, 2007 and December 30, 2006, respectively, which are included in Machinery and Equipment on the Consolidated Balance Sheet. The gross value of leased capital assets from Relational was reduced by $1.9 million as of the beginning of fiscal 2008 due to the assignment of certain property and equipment leases to CSA. The accumulated amortization of leased capital assets was $1.6 million and $0.8 million at December 29, 2007 and December 30, 2006, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation expense.

Operating Leases

Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Total rental expense for fiscal 2007, 2006, and 2005 was $6.2 million, $2.2 million, and $1.6 million, respectively. In fiscal 2007, $3.9 million of sublease income was received from CSA associated with operating leases.

Future minimum capital lease, lease termination, and operating lease payments under long-term non-cancelable leases, and the related present value of capital lease payments at December 29, 2007 were as follows (in millions), which includes the net effect of reducing certain obligations associated with the assignment, sublease or termination of certain capital and operating leases as described above:

(Dollars in thousands)

Capital Leases	As of 12/29/2007	Lease Assignment	As of 12/29/2007 including 2008 lease assignment
2008	$931	$(643)	$288
2009	553	(395)	158
2010	266	(169)	97
2011	84	(84)	—
2012	—	—	—
Subsequent to 2012	—	—	—

Total minimum lease payments	1,834	(1,291)	543
Less: Amount representing interest	(235)	201	(34)

Present value of net minimum lease payments	1,599	(1,090)	509

Less: current portion	(789)	525	(264)

Obligations under capital leases, less current portion	$810	$(565)	$245

Operating Leases	As of 12/29/2007	Lease Termination and Assignments	As of 12/29/2007 including 2008 lease termination and assignments
2008	$4,815	$(2,872)	$1,943
2009	4,581	(3,509)	1,072
2010	4,360	(3,439)	921
2011	3,411	(3,411)	—
2012	3,483	(3,483)	—
Subsequent to 2012	31,798	(31,798)	—

Total minimum lease payments	52,448	(48,512)	3,936
Less: Maintenance	(16)	—	(16)

Net lease commitments	$52,432	$(48,512)	$3,920

Note 13 – Profit-Sharing, Pension, and Other Postretirement Benefit Plans

Defined Contribution Plans

Eligible employees of our domestic operations and, in prior years, Canadian operations who elect to do so can participate in our defined contribution profit-sharing retirement plans. As the Company is not obligated to continue these defined contribution plans in future years, the Company expenses its annual contributions to these plans but does not record a liability for these plans. The amounts charged to earnings for fiscal 2007, 2006 and 2005 related to these plans were $0.8 million, $3.0 million, and $3.2 million, respectively.

The Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives and one current employee. Because the RBP is frozen, no participant can make or is entitled to additional contributions. Instead the Company has accrued a liability totaling $6.7 million as of year end 2007 to reflect its estimated future obligation for RBP. The current portion of the RBP liability, which was $1.4 million at year end 2007, is included on the line “Salaries, bonus and benefits” in Note 8 to these financial statements. The long term portion of the RBP liability, which was $5.3 million at year end 2007, is included on the line “Long-term deferred compensation” in Note 9 of these financial statements.

Defined Benefit Plan and Other Postretirement Benefit Plan

We also have a frozen defined benefit pension plan covering certain terminated and retired former domestic employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. We use a measurement date of December 31 for our pension and postretirement benefit plans.

In September 2006, the FASB (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFASs No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires reporting of the funded status of defined benefit postretirement plans as an asset or liability in the statement of financial position, recognizing changes in the funded status due to gains or losses, prior service costs, and net transition assets or obligations in other comprehensive income in the year the changes occur, adjusting other comprehensive income when the gains or losses, prior service costs, and net transition assets or obligations are recognized as components of net period benefit cost through amortization, and measuring the funded status of a plan as of the date of the statement of financial position, with limited exceptions. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We adopted SFAS No. 158 effective December 30, 2006, with minimal impact to our financial statements.

As a result of the sale of PQIL, the obligation for our United Kingdom (“U.K.”) pension plan was assumed by the buyer of PQIL and as of February 2007 the Company has no further obligation to make U.K. pension contributions. The Company made payments of $22.9 million in early 2007 to its U.K. pension plan concurrent with the sale of PQIL in February 2007.

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

The net cost of our defined benefit pension plan and other postretirement benefit plan for fiscal 2007, 2006, and 2005 were as follows:

(Dollars in thousands)	U.S. Defined Benefit Pension Plan			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$—	$—	$—	$—	$—	$9
Interest cost	1,189	1,227	1,271	8	11	30
Amortization of negative prior service cost	—	—	—	—	—	(1,500)
Recognized net actuarial loss/(gain)	135	138	84	(104)	(107)	(60)

Net pension and other postretirement benefit cost (income)	$1,324	$1,365	$1,355	$(96)	$(96)	$(1,521)

Obligation and Funded Status

The funded status of our defined benefit pension plan and other postretirement benefit plan at the end of fiscal 2007 and 2006 were as follows:

(Dollars in thousands)	U.S. Defined Benefit Pension Plan		Other Postretirement Benefits
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning of year	$22,569	$23,256	$194	$313
Service cost	—	—	—	—
Interest cost	1,189	1,227	8	11
Actuarial (gain)/loss	(933)	(12)	(66)	(132)
Benefits paid	(1,922)	(1,902)	(2)	2

Benefit obligation, end of year	$20,903	$22,569	$134	$194

Change in Plan Assets
Fair value, beginning of year	$—	$—	$—	$—
Company contributions	1,922	1,902	2	(2)
Benefits paid	(1,922)	(1,902)	(2)	2

Fair value, end of year	$—	$—	$—	$—

Funded/(unfunded) status	$(20,903)	$(22,569)	$(134)	$(194)

Accrued benefit cost	$(20,903)	$(22,569)	$(134)	$(194)

Amounts Recognized in the Consolidated Balance Sheets
Current accrued benefit liability	(2,060)	(1,872)	(41)	(57)
Non-current accrued benefit liability	(18,843)	(20,697)	(93)	(137)

Net amount recognized	$(20,903)	$(22,569)	$(134)	$(194)

At December 29, 2007, we had a net actuarial loss (gain) of $3.1 million and ($0.3 million) for our U.S. pension and other postretirement benefits, respectively. These amounts are included in Accumulated Other Comprehensive Income (Loss) on our Consolidated Balance Sheets. Of these amounts, we expect $0.1 million and ($0.1 million) to be recognized as a component of net pension and other postretirement benefit cost (income) during 2008.

Plan Assumptions

	U.S. Defined Benefit Pension Plan		Other Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.25%	5.50%	5.00%	5.00%

The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. We also utilize an interest rate yield curve for instruments with maturities corresponding to our benefit obligations.

Additional Information

For our pension plan, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2007 and 2006 were as follows:

(Dollars in thousands)	U.S. Defined Benefit Pension Plan
	2007	2006
Projected benefit obligation	$20,903	$22,569
Accumulated benefit obligation	$20,903	$22,569

Assumed Health Care Cost Trend Rates

	2007	2006
Health care cost trend rate assumed for next year	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2014	2014

Assumed future health care cost trend rates do not have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have less than a four thousand dollar impact on the benefit plan obligation at year end 2006 or 2007 and less than a six thousand dollar impact on the net postretirement benefit cost for 2006 or 2007.

Future Contributions

Total contributions expected to be paid under our frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2008 are $3.5 million, consisting of $2.1 million to our U.S. defined benefit plan and $1.4 million to RBP.

Gross benefit payment obligations under our continuing defined benefit plans for the next ten years, which reflect expected future service as appropriate, are anticipated to be as follows:

(Dollars in thousands)	U.S. Retirement Plans (SRP and RBP)	Other Postretirement Benefits
2008	$3,500	$41
2009	3,166	34
2010	3,045	28
2011	2,836	25
2012	2,332	16
2013 - 2017	9,716	5

In December 2003, Congress passed the Medicare Act of 2003. We do not provide post-65 medical or prescription drug coverage; therefore, our postretirement benefit liability and costs are not impacted by the employer subsidy provision of the Act.

Note 14 – Common Stock

We have 50,000,000 authorized shares of common stock, ($.001 par value per share), 30,552,129 shares issued and 29,882,559 shares outstanding as of December 29, 2007 and 30,564,733 shares issued and 29,910,339 shares outstanding as of December 30, 2006. On January 31, 2005 we issued 683,000 shares of our $.001 par value common stock as part of the acquisition of Voyager Expanded Learning.

In September 2004, the Board of Directors approved an additional authorization to acquire up to $40 million of Voyager Learning Company stock. This authorization was valid through September 2007. We did not purchase any shares in the open market in fiscal 2006 or 2007.

Note 15 – Stock-Based Compensation

As of December 29, 2007, the Company has one stock-based compensation plan, which is described below. The total amount of pre-tax expense for stock-based compensation recognized in selling, general and administrative expense in fiscal 2007 and 2006 was $0.1 million and $3.1 million, respectively. Additionally, ($0.1) million and $1.2 million in pre-tax expense (benefit) for stock-based compensation is recognized in earnings from discontinued operations in 2007 and 2006, respectively. The total income tax benefit recognized for book purposes in the consolidated statement of operations related to stock-based compensation was zero, $0.4 million, and zero for fiscal 2007, 2006, and 2005, respectively. The total tax benefit realized was $0.2 million, $0.2 million, and $1.6 million for fiscal 2007, 2006, and 2005, respectively.

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

Long Term Incentive Performance (“LTIP”) Grants

In fiscal 2004, the Compensation Committee of our Board of Directors granted 1,961,500 nonqualified stock options with an exercise price of $30.97 per share to six members of our senior executive team. On October 5, 2005 and November 2, 2005, an additional 100,000 and 175,000 nonqualified stock options with an exercise price of $36.52 and $30.97, respectively, were granted to two new members of our senior executive team. These stock options were issued under a new Long Term Incentive Performance (“LTIP”) plan consistent with the Board’s desire that management deliver long-term sustainable shareholder value. The number of options granted to each executive under the 2004 LTIP was the projected aggregate number of options that would have been granted annually over a five year period to each of these executives based on their then positions and responsibilities.

Under these grants, the options vest after seven years and expire in ten years. However, if certain stock price thresholds are met during the initial seven year period, the vesting of the options is accelerated. These stock price thresholds represent 8% to 10% compounded annual stock price growth rates for 3 to 5 years.

The following table outlines the stock price thresholds and the number of options accelerated at each target stock price.

	2004 grant
Stock Price	Achievement Period	Options Vested
$ 36.67	3 years	208,000
$ 39.81	4 years	246,000
$ 42.77	5 years	283,000
$ 46.88	5 years	440,000

Even though these options may vest early, the executives will only be allowed to exercise one-third of the vested options after December 31, 2006, two-thirds of vested options after December 29, 2007 and all vested options after December 31, 2008. In addition to the above vesting requirements, each executive must retain 50% of all after-tax gains in shares of the Company until their retirement or termination of employment at Voyager Learning Company.

On December 31, 2005, 170,500 options granted in 2004 were cancelled due to the departure of one of our senior executives. On November 28, 2006, an additional 260,000 options granted in 2004 were cancelled due to the sale of PQBS and the subsequent termination of certain PQBS executives. On February 9, 2007, an additional 750,000 options granted in 2004 and 100,000 options granted in 2005 were cancelled due to the sale of PQIL and the subsequent termination of certain PQIL executives. Also, in 2007, an additional 341,000 options granted in 2004 and 175,000 options granted in 2005 were cancelled due to voluntary forfeiture of these options and the departure of one of our senior executives.

Stock Appreciation Right (“SAR”) Grant

In fiscal 2007, the Compensation Committee of our Board of Directors granted a stock appreciation right (“SAR”) with respect to 300,000 shares of the Company’s common stock with an exercise price of $8.55 per share to one member of our senior executive team. Under this grant, the SAR vests over a three year period and expires in five years. The SAR will be settled in cash in the amount equal to the excess of the fair market value of common stock over the exercise price multiplied by the number of shares exercised. The SAR has been classified as a liability award based on the cash settlement provisions.

Executive Stock Option Grants

At the end of fiscal 2007, we had options outstanding for 843,809 shares granted to key executives. The term for these options is six or ten years, vesting in equal annual increments over either a three-year or a five-year period.

Nonvested Restricted Stock Grants

During fiscal 2006, we granted certain employees and members of our Board of Directors 2,067 shares of nonvested restricted stock, with market values at the date of grant of $0.1 million. In fiscal 2007 and 2006, we cancelled 12,604 shares and 30,430 shares, respectively of the nonvested restricted stock granted, with market values at the date of grant of $0.4 million and $1.1 million, respectively. These shares were valued at the market price at their respective award dates and are being recognized as expense over the 3 year vesting period.

During fiscal 2007 the Company issued 11,158 cash-based restricted stock units to members of the Company’s Board of Directors (1,594 units per board member). Under this grant, the cash based restricted stock units vest after six months. As of December 29, 2007, each director was entitled to receive a cash payment equal to the product of the 1,594 units multiplied by the closing stock price on December 28, 2007. No actual shares were issued in relation to this grant, but instead, the grant was intended to provide payment to the members of the Board of Directors in a form of compensation that is related to the price of the Company’s stock. All cash settled restricted stock units related to this grant have been classified as liability awards based on their cash settlement provisions and are valued at the settlement amount of approximately $0.1 million at year end 2007.

Fair Value of Stock Option and SAR Grants

The fair value of each stock-based compensation award granted is estimated on the date of grant using either the Black-Scholes option-pricing model or a binomial model.

We have utilized a binomial model to estimate the fair value of the options granted under the 2004 LTIP plan based on the complexity of that plan, utilizing the following assumptions:

	Granted November 2, 2005	Granted October 5, 2005
Expected stock volatility	29.74%	29.10%
Risk-free interest rate (as of grant date)	4.55%	4.38%
Expected years until exercise	7	4
Dividend yield	0.00%	0.00%

All other stock option and SAR grants are calculated using the Black-Scholes option-pricing model, with the following assumptions:

	2007	2006	2005

Expected stock volatility	35.30%	39.00%	36.71%
Risk-free interest rate (weighted average for fiscal year)	3.06%	5.19%	3.82%
Expected years until exercise	3	3	4
Dividend yield	0.00%	0.00%	0.00%

Summary of Stock Option and SAR Activity

A summary of the stock option and stock appreciation right transactions for fiscal 2005, 2006, and 2007 is as follows:

	Executive Grantees		Director Grantees		LTIP Grantees		SAR Grantee
	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price	Shares (000s)	Weighted Average Exercise Price
Balance at the end of fiscal 2004	2,087	$26.41	69	$29.20	1,962	$30.97	—	$—

2005:
Granted	30	33.64	20	32.76	275	32.99	—	—
Exercised	(381)	24.30	(13)	27.65	—	—	—	—
Forfeited/cancelled	(304)	34.29	(10)	26.80	(171)	30.97	—	—

Awards outstanding at the end of fiscal 2005	1,432	$25.53	66	$30.20	2,066	$31.24	—	$—

Awards exercisable at the end of fiscal 2005	1,170	$26.06	46	$29.07	—	$—	—	$—

Weighted average fair value of awards granted during fiscal 2005	$12.69		$10.94		$13.72		$—

2006:
Granted	—	—	18	12.29	—	—	—	—
Exercised	(29)	20.47	—	—	—	—	—	—
Forfeited/cancelled	(300)	27.49	(3)	32.63	(260)	30.97	—	—

Awards outstanding at the end of fiscal 2006	1,103	$25.21	81	$24.68	1,806	$31.28	—	$—

Awards exercisable at the end of fiscal 2006	1,073	$25.13	63	$30.06	—	$—	—	$—

Weighted average fair value of awards granted during fiscal 2006	$—		$4.13		$—		$—

2007:
Granted	—	—	—	—	—	—	300	8.55
Exercised	—	—	—	—	—	—	—	—
Forfeited/cancelled	(259)	25.66	(9)	26.78	(1,366)	31.38	—	—

Awards outstanding at the end of fiscal 2007	844	$25.08	72	$25.98	440	$30.97	300	$8.55

Awards exercisable at the end of fiscal 2007	844	$25.08	72	$25.98	—	$—	—	$—

Weighted average fair value of awards granted during fiscal 2007	$—		$—		$—		$2.61

The total intrinsic value of options outstanding and exercisable as of December 29, 2007 was zero. The total intrinsic value of stock options exercised during fiscal 2007, 2006, and 2005 was zero for all three years. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.15 of our common stock on December 29, 2007. The total grant date fair value of stock options vested during fiscal 2007, 2006, and 2005 was $0.3 million, $2.1 million, and $4.4 million, respectively.

As of December 29, 2007, there was $1.8 million of unrecognized compensation cost related to outstanding stock options and stock appreciation rights, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.9 years. To the extent the forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in accordance with SFAS No. 123R.

The following tables provide additional information with respect to stock options and stock appreciation rights outstanding at the end of fiscal 2007:

	Awards Outstanding			Awards Exercisable
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$10.00 and Below	300	4.3	$8.55	—	—	$—
$10.01 - $15.00	16	4.5	12.29	16	4.5	12.29
$15.01 - $20.00	281	1.7	17.88	281	1.7	17.88
$20.01 - $25.00	197	1.2	22.11	197	1.2	22.11
$25.01 - $30.00	129	0.5	27.58	129	0.5	27.58
$30.01 - $35.00	636	4.5	31.46	196	0.9	32.56
$35.01 - $40.00	97	1.5	36.27	97	1.5	36.27

	1,656	3.1	$23.69	916	1.4	$25.15

	Number of Shares (000s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Vested and expected to vest as of December 29, 2007	1,656	3.1	$23.69	$—

Summary of Nonvested Restricted Stock Activity

A summary of the nonvested restricted stock transactions for fiscal 2005, 2006, and 2007 is as follows:

	Employee Grantees		Director Grantees
	Shares (000s)	Weighted Average Grant-Date Fair Value	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested restricted stock balance at the end of fiscal 2004	—	$—	11	$27.48

2005:
Granted	129	33.49	2	35.80
Vested	(1)	31.52	—	—
Forfeited/cancelled	(10)	33.08	—	—

Nonvested restricted stock outstanding at the end of fiscal 2005	118	$33.55	13	$28.82

2006:
Granted	2	29.04	—	—
Vested	(18)	34.83	—	—
Forfeited/cancelled	(30)	34.67	—	—

Nonvested restricted stock outstanding at the end of fiscal 2006	72	$32.61	13	$28.82

2007:
Granted	—	—	—	—
Vested	(48)	33.11	(8)	28.10
Forfeited/cancelled	(10)	32.20	(3)	25.75

Nonvested restricted stock outstanding at the end of fiscal 2007	14	$31.17	2	$35.80

As of December 29, 2007, 15,810 shares of nonvested restricted stock are expected to vest. These shares have a weighted-average grant date fair value of $31.79.

As of December 29, 2007, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted stock compensation awards, net of forecasted forfeitures. That cost is expected to be recognized over a weighted-average period of 1.04 years. To the extent the actual forfeiture rate is different than what we anticipated, compensation related to these awards will be different from our expectations.

The total fair value of restricted stock shares vested during fiscal 2007 and 2006 was approximately $1.8 million and $0.6 million, respectively.

Securities Authorized for Issuance

Securities authorized for issuance under equity compensation plans at December 29, 2007 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by security holders	1,656	$23.69	2,707
Equity compensation plans not approved by security holders	—	—	—

Total	1,656	$23.69	2,707

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

Employee Stock Purchase Plan

In fiscal 1996, our Board of Directors adopted the Associate Stock Purchase Plan (“ASPP”), whereby employees are afforded the opportunity to purchase Voyager Learning Company shares, by authorizing the sale of up to 500,000 shares of common stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. Under SFAS No. 123R, the ASPP is a non-compensatory plan. Purchases under the ASPP were suspended effective March 9, 2006. The number of ASPP shares purchased was zero for both the fiscal years ended 2007 and 2006.

Note 16 – Foreign Currency Transactions

We periodically have entered into contracts to buy or sell foreign currencies, primarily British pounds and Canadian dollars. These contracts were properly recorded at fair market value with the changes in fair value recognized in interest expense and were not designated for hedging treatment under SFAS No. 133, as amended. At December 29, 2007 we have no outstanding foreign currency contracts.

Net foreign currency transaction gains (losses) for fiscal 2006 and 2005 of ($1.3) million and ($0.2) million, respectively, have been included in selling and administrative expense of the respective periods. Additionally, the Company has tax liabilities denominated in foreign currencies. Transaction gains and losses in fiscal 2007 are not material to the financial statements.

Note 17 – Contingent Liabilities

Putative Securities Class Actions

Between February and April 2006, four putative securities class actions, now consolidated and designated In re ProQuest Company Securities Litigation, were filed in the U.S. District Court for the Eastern District of Michigan (“the Court”) against the Company and certain of its former and then-current officers and directors. Each of these substantially similar lawsuits alleged that the Company and certain officers and directors (“the Defendants”) violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

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

On July 22, 2008, the Company reached an agreement in principle to settle the consolidated shareholder securities class action law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan for $20 million. The settlement will be funded largely by insurance. Under the terms of the agreement, the Company would pay approximately $5 million in fees and settlement amounts to settle all claims related to the financial statements with remaining amounts to be paid by insurers. The settlement is subject to completion of a Stipulation and Agreement of Settlement to be signed by the parties, preliminary and final court approval and the participation of a sufficient percentage of the putative class. There is no assurance that a final Stipulation and Agreement of Settlement will be completed, court approval will be obtained or putative class member participation will be sufficient. A copy of the recently signed Memorandum of Understanding regarding this settlement was filed on Form 8-K with the SEC. If the settlement arrangement is not finalized, the Company intends to defend itself vigorously.

Shareholder Derivative Lawsuits

On April 18, 2006 and December 19, 2006, respectively, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Michigan (“the Court”), purportedly on behalf of the Company against certain current and former officers and directors of the Company by certain of the Company’s shareholders. Both cases were assigned to Honorable Avern Cohn, who entered a stipulated order staying the litigation pending completion of the Company’s restatement and a special committee investigation into the restatement.

On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On December 3, 2008 the Company reached an agreement in principle to settle the shareholder derivative litigation law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan. Under the terms of the agreement, the Company and its insurers would pay an amount not to exceed $650,000 in attorneys’ fees and agree to maintain or adopt additional corporate governance standards. The Company’s portion of this amount is equal to $500,000. The settlement is subject to completion of a Stipulation of Settlement to be signed by the parties, preliminary and final court approval and the provision of notice to shareholders. There is no assurance that a final Stipulation of Settlement will be completed, court approval will be obtained or putative class member participation will be sufficient. The Company intends to defend itself vigorously. It is not yet possible to determine the ultimate outcome of this action.

Securities and Exchange Commission Investigation

In February 2006, the Division of Enforcement of the SEC commenced an informal inquiry regarding the Company’s announcement of a possible restatement. In April 2006, the Division of Enforcement of the SEC commenced a formal, non-public investigation in connection with the Company’s restatement. The Company continues to cooperate in the ongoing SEC investigation. On July 22, 2008, the SEC (“Commission”) filed a settled enforcement action against the Company in the U.S. District Court for the Eastern District of Michigan. Pursuant to that settlement, the terms of which were disclosed previously by the Company, without admitting or denying the allegations in the Complaint, the Company consented to the filing by the Commission of a Complaint, and to the imposition by the Court of a final judgment of permanent injunction against the Company. The Complaint alleges civil violations of the reporting, books and records and internal controls provisions of the Securities Exchange Act of 1934. The final judgment was signed by the court on July 28, 2008 and permanently enjoins the Company from future violations of those provisions. No monetary penalty is imposed. The settlement resolves fully the previously disclosed SEC investigation of the Company’s restatement.

Data Driven Software Corporation vs. Voyager Expanded Learning et al.

VEL was a defendant in an arbitration styled: D2 Data Driven Software Corporation f/k/a EdSoft Software Corporation (“EdSoft”) v. Voyager Expanded Learning, Inc., et al., before the American Arbitration Association, No. 71 117 Y 00238 06.

Effective on or about January 24, 2008, VEL, the individual respondents and EdSoft executed a mutual release and settlement agreement. VEL subsequently paid EdSoft $5.4 million in connection with that settlement. In addition to providing mutual releases between EdSoft, on one hand, and VEL and the individual respondents, on the other hand, the parties agreed to dismiss all lawsuits with prejudice. EdSoft also executed a release of arbitration award. The Company accrued $5.4 million related to this settlement as of year end of 2006.

Other Contingent Liabilities

We are also involved in various legal proceedings incidental to our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our consolidated operations or financial condition and we believe we have recognized appropriate reserves as necessary based on facts and circumstances known to management.

We have letters of credit in the amount of $1.0 million outstanding as of December 29, 2007 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.

Note 18 – Related Party Transactions

On March 10, 2005, the Company’s Board of Directors appointed Randy Best to serve as a member of the Company’s Board of Directors. Mr. Best was the Chief Executive Officer of VEL immediately prior to the Company’s acquisition of VEL and held 34% of the common stock. In connection with the Company’s acquisition of VEL, Mr. Best and the Company entered into a two year Consulting Agreement (the “Consulting Agreement”) and a three year Non-Disclosure, Non-Solicitation and Non-Competition Agreement, both of which became effective on January 31, 2005. As compensation for these services, Mr. Best received payments of $40,000 per month for the first six months of the term and $26,666 per month for the last eighteen months of the term of the Consulting Agreement. Both of these agreements have expired and were not extended. Effective November 5, 2008, Mr. Best resigned from the Company’s Board of Directors. Mr. Best’s resignation was not due to any disagreement with the Company or any matter relating to operations, policies, or practices.

The Non-Competition Agreement provided that Mr. Best will not disclose or use the confidential information of VEL or the Company in any way, except on behalf of the Company or VEL. Mr. Best also agreed that for three years after January 31, 2005, and for the term of the Consulting Agreement, that he would not, directly or indirectly, engage or participate in: (i) any capacity, anywhere in the United States, in any business that is competitive to the business operated by VEL or in which VEL has currently planned to engage; (ii) recruiting or soliciting any person to leave his or her employment with the Company or VEL; and (iii) hiring or engaging any person who is or was an employee of VEL from January 31, 2005 through and including the time of such hiring or engagement. In the agreement, Mr. Best acknowledged that VEL is or plans to be engaged in the business of: (i) developing, marketing, and selling reading and math-related materials for use by students in grades K-12; and (ii) developing, marketing, and selling programs that are designed to enhance the ability of teachers and school districts to teach reading to students in grades K-12. The Non-Competition Agreement does not prevent Mr. Best from continuing his involvement with GlobalEd Holdings Ltd. And EdCollege, Inc. to the extent that those entities, or affiliates thereof, do not engage in the business of: (i) developing, marketing, or selling reading and math-related materials for use by students in grades K-12; (ii) developing, marketing, or selling any courses, products or services substantially similar to the “Reading for Understanding” and “Foundations of Reading” programs offered by Voyager as of January 31, 2005 to be used by administrators or teachers in grades K-12; and (iii) developing, marketing, or selling programs for any reading based curriculum to those customers who are currently customers of VoyagerU , a division of VEL.

PQIL had sales of approximately $1.5 million to Apollo Group, Inc. and its affiliates in 2006. Todd S. Nelson, a former director of the Company, was Chief Executive Officer of Apollo Group, Inc. from August 2001 to January 2006 and President from February 1998 to January 2006. The sales were an arms length transaction and the relationship with Apollo Library began prior to Mr. Nelson’s directorship.

PQIL had immaterial sales to The Readers Digest Association, Inc. (“Readers Digest”) and its affiliates prior to the sale of PQIL in February 2007. Michael S. Geltzeiler, a director of the Company until March 20, 2007, was Chief Financial Officer of Readers Digest during 2005. The sales were an arms length transaction and Mr. Geltzeiler was not involved in any of the sales transactions.

Note 19 – Interim Financial Information (Unaudited)

The following table presents our quarterly results of operations for fiscal 2007 and fiscal 2006. For comparison purposes, results from the PQBS and PQIL operations have been reclassified to discontinued operations for all periods presented.

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2007
Net sales	$20,059	$36,330	$31,837	$21,386	$109,612

Gross profit	8,478	21,032	17,002	7,380	53,892

Earnings (loss) from continuing operations before income taxes	(15,885)	(1,985)	(3,207)	(78,581)	(99,658)

Income tax expense (benefit)	(6,074)	(756)	(1,226)	(4,340)	(12,396)

Earnings (loss) from continuing operations	(9,811)	(1,229)	(1,981)	(74,241)	(87,262)

Earnings (loss) from discontinued operations, net of income tax	4,594	—	—	866	5,460

Gain on sale of discontinued operations, net of income tax	46,572	—	—	—	46,572

Net earnings (loss)	$41,355	$(1,229)	$(1,981)	$(73,375)	$(35,230)

Loss per share from continuing operations	(0.33)	(0.04)	(0.07)	(2.49)	(2.92)
Earnings per share from discontinued operations	0.15	—	—	0.03	0.18
Gain per share from sale of discontinued operations	1.56	—	—	—	1.56

Basic earnings (loss) per share	1.38	(0.04)	(0.07)	(2.46)	(1.18)

Loss per share from continuing operations	(0.33)	(0.04)	(0.07)	(2.49)	(2.92)
Earnings per share from discontinued operations	0.15	—	—	0.03	0.18
Gain per share from sale of discontinued operations	1.56	—	—	—	1.56

Diluted earnings (loss) per share	1.38	(0.04)	(0.07)	(2.46)	(1.18)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2006
Net sales	$22,709	$37,592	$33,565	$21,185	$115,051

Gross profit	10,242	20,783	18,342	8,405	57,772

Earnings (loss) from continuing operations before income taxes	(24,841)	(11,867)	(11,279)	(66,097)	(114,084)

Income tax expense (benefit)	(4,088)	(3,847)	(2,892)	(53,236)	(64,063)

Earnings (loss) from continuing operations	(20,753)	(8,020)	(8,387)	(12,861)	(50,021)

Earnings (loss) from discontinued operations, net of income tax	1,095	9,829	21,320	12,682	44,926

Gain on sale of discontinued operations, net of income tax	—	—	—	347,708	347,708

Net earnings (loss)	$(19,658)	$1,809	$12,933	$347,529	$342,613

Loss per share from continuing operations	(0.70)	(0.27)	(0.28)	(0.43)	(1.68)
Earnings per share from discontinued operations	0.04	0.33	0.71	0.43	1.51
Gain per share from sale of discontinued operations	—	—	—	11.66	11.66

Basic earnings (loss) per share	(0.66)	0.06	0.43	11.66	11.49

Loss per share from continuing operations	(0.70)	(0.27)	(0.28)	(0.43)	(1.68)
Earnings per share from discontinued operations	0.04	0.33	0.71	0.43	1.51
Gain per share from sale of discontinued operations	—	—	—	11.66	11.66

Diluted earnings (loss) per share	(0.66)	0.06	0.43	11.66	11.49

The loss from continuing operations for the first quarter 2006 includes $8.9 million of legal fees and settlement expenses related to legal proceedings settled or concluded after the December 30, 2006 balance sheet date. The loss from continuing operations for the fourth quarter 2007 and 2006 includes a goodwill impairment charge of $67.2 million and $42.5 million, respectively. The loss from continuing operations, earnings from discontinued operations, and gain on sale of discontinued operations for the fourth quarter of 2006 includes the correction of an immaterial error related to income tax benefit for continuing operations and expense for discontinued operations, which decreased the loss from continuing operations by $1.0 million, decreased earnings from discontinued operations by $1.6 million, and decreased the gain on sale of discontinued operations by $6.7 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 7, 2007, the Company notified its independent registered public accounting firm, KPMG LLP, of its intent to engage Whitley Penn LLP as its new independent registered public accounting firm effective for the Company’s 2007 fiscal year audit and quarterly reviews. The decision to change the Company’s independent registered public accounting firm for the 2007 fiscal year was approved by the Audit Committee of the Company’s Board of Directors on November 14, 2007. KPMG’s appointment as the Company’s independent registered public accounting firm continued through the issuance of their audit reports on the financial statements and the effectiveness of internal controls over financial reporting for the 2006 fiscal year and ceased upon the completion of their review of the 2006 quarterly filings on Form 10-Q.

The audit report of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG’s report indicates that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). KPMG’s reports concluded that the Company had (i) material weaknesses in entity-level controls because the Company did not maintain an effective control environment and entity-level controls included in the risk assessment, information and communications and monitoring components of internal control, (ii) material weaknesses surrounding adequate financial statement preparation and review procedures because the Company did not maintain adequate policies and procedures or employ personnel with sufficient knowledge and experience to ensure that timely, accurate, and reliable consolidated financial statements were prepared and reviewed, (iii) inadequate controls over the proper application of accounting principles because the Company did not maintain adequate policies and procedures to account for various complex transactions and did not employ personnel with sufficient knowledge and experience to properly prepare, document, and review the related accounting treatment to ensure that these transactions complied with U.S. generally accepted accounting principles, (iv) material weaknesses surrounding appropriate general computing controls to support effective information technology controls over financial data and systems because the Company did not maintain adequate general computing control policies and procedures or employ personnel with sufficient computing control knowledge and experience to limit access to various system and controls.

The audit report of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 30, 2006 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG’s report indicates that the Company did not maintain effective internal control over financial reporting as of December 30, 2006, based on criteria established in COSO. KPMG’s reports concluded that the Company had (i) material weaknesses in entity-level controls because the Company did not maintain an effective control environment and certain entity-level controls included in the risk assessment, information and communications and monitoring components of internal control were not designed or operating effectively, (ii) material weaknesses surrounding adequate financial statement preparation and review procedures because the Company did not maintain adequate policies and procedures to ensure that timely, accurate, and reliable consolidated financial statements were prepared and reviewed, (iii) inadequate controls over the proper application of accounting principles because the Company did not maintain adequate policies and procedures to account for various complex transactions to ensure that these transactions were accounted for in accordance with U.S. generally accepted accounting principles, (iv) material weaknesses surrounding appropriate general computing controls to support effective information technology controls over financial data and systems because the Company did not maintain adequate general computing control policies and procedures or employ personnel with sufficient computing control knowledge and experience to limit access to various system and controls, (v) material weakness surrounding internal control over financial reporting relative to the Company’s accounting for income taxes because sufficient review and authorization controls were not in place to ensure the income tax provision was properly recorded, and (vi) material weakness surrounding internal control over financial reporting relative to the Company’s accounting for revenue related to training and support services because controls were not designed to ensure timely review and update of estimates of future training and support used in the recognition of revenue.

During the fiscal years ended December 30, 2006 and December 31, 2005 and the subsequent period through September 17, 2008, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Except for the material weaknesses in internal control over financial reporting disclosed above and as fully described in the Company’s 2006 Form 10-K and 2005 Form 10-K, during the fiscal years ended December 30, 2006 and December 31, 2005 and subsequent period through September 17, 2008, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Report on Internal Control Over Financial Reporting

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2007.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control – Integrated Framework. Through management’s assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting as of December 29, 2007.

As a result of the assessment discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2007.

Whitley Penn LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 29, 2007, which is included herein.

(c) Changes in Internal Control Over Financial Reporting

The following material weaknesses in internal controls over financial reporting disclosed in the 2006 Form 10-K were remediated during the fourth quarter of 2007:

Deficiency – The Company had inadequate review controls over financial statement information, and related presentation and disclosure requirements.

Remediation – Controls were redesigned in 2007 to include review and approval over financial statement information including supporting scheduled and spreadsheets, and related presentation and disclosure requirements. These controls were found to be operating effectively as of December 29, 2007.

Deficiency – The Company had insufficient user controls as well as inadequately designed review controls relative to information processed and/or provided by third party administrators pertaining to the Company’s pension plans, stock option plan, and 401K plan.

Remediation – The Company has implemented controls in the fourth quarter of 2007 to review, reconcile and validate information provided by additional third party administrators. Specific controls include (1) the review and approval of the assumptions and rationale (including discount rate) used to estimate the value of defined benefit plan liabilities; (2) the review and approval of the assumptions and rationale to estimate the fair value of stock-based compensation awards and forfeiture rates; (3) the reconciliation of monthly activity related to stock-based compensation; (4) the review and approval of stock-based compensation journal entries; and (5) the review of audit reports provided by the Company’s 401(k) Plan Administrator. These controls were found to be operating effectively as of December 29, 2007.

Deficiency – Controls were not designed to ensure timely review and update of estimates of future training and support used in the recognition of revenue.

Remediation – A control was implemented in the fourth quarter of 2007 to review updated information to assess the estimates used for revenue recognition. This control was found to be operating effectively as of December 29, 2007.

Deficiency – Sufficient review and authorization controls were not in place to ensure the income tax provision was properly recorded. Specifically, management did not ensure that timely and effective oversight of the work performed by outside tax advisors in connection with preparing the income tax provision was exercised.

Remediation – The review and authorization controls pertaining to the tax provision were redesigned and implemented in the fourth quarter of 2007. These controls were found to be operating effectively as of December 29, 2007.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table provides information about our directors and executive officers as of November 6, 2008:

2007 Executive Officers and Directors

Name	Age*	Position at the Company
Board of Directors

William E. Oberndorf	55	Chairman of the Board

David G. Brown	51	Director

James P. Roemer	61	Director

Gary L. Roubos	71	Director

Frederick J. Schwab	69	Director

Executive Committee (led by Richard Surratt)

Richard J. Surratt	47	President, Chief Executive Officer (Effective January 30, 2007) Senior Vice President, Chief Financial Officer (Effective November 11, 2005 to January 30, 2007)

David W. Asai	52	Senior Vice President, Chief Financial Officer (Effective January 30, 2007)

Ronald Klausner	55	President, Voyager Education

Todd W. Buchardt	48	Senior Vice President, General Counsel and Corporate Secretary

*	Ages indicated above are as of November 6, 2008.

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

Audit Committee.

The Company has an Audit Committee. Messrs. Roubos (Chairman), Geltzeiler and Brown were members of the Audit Committee in 2007. Mr. Geltzeiler resigned effective March 20, 2007. Mr. Schwab was elected as a member of the Audit Committee on June 13, 2008. The Audit Committee operates under a formal written charter, which has been approved by the Board and available on the Company’s website (www.voyagercompany.com). All of the members of the Audit Committee are independent under New York Stock Exchange listing standards and the rules of the Securities and Exchange Commission. The Board determined each of the members of the Audit Committee qualifies as an Audit Committee financial expert as defined under the rules and regulations of the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that certain of the Company’s directors, executive officers and 10% shareholders (“Insiders”) file with the Securities & Exchange Commission (SEC) reports disclosing their beneficial ownership and any changes in ownership of the Company’s common stock. Based upon review of such reports it has received and based upon written representations that no other reports were required, the Company is not aware of any instances of noncompliance or late compliance with Section 16(a) filing requirements during the year ended December 29, 2007.

Code of Ethics

In March, 2003, we adopted a code of ethics, that was reviewed and updated in November 2008, for all of our finance employees, including our Chief Financial Officer and our Chief Executive Officer. A copy of this code of ethics is set forth on our website, www.voyagercompany.com. We adopted this code to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations. Amendments to, or waivers from, the code of ethics will be posted on our website.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis (“CD&A”)

The compensation structure for the Company’s named executive officers reflects the unique circumstances it faced following the sale of PQBS in November 2006 and PQIL in February 2007, as well as the replacement of its Chief Executive Officer, Alan Aldworth, with Richard Surratt, its Chief Financial Officer, in January 2007. In light of these events, the Compensation Committee has focused on the need to:

•	Retain key executives during this uncertain period to achieve strategic objectives related to its remaining line of business

•	Complete the restatement of the Company’s financial statements in compliance with applicable accounting standards as expeditiously as possible.

The Committee’s emphasis on retention in order to maintain its business and restate its financial statements resulted in a greater emphasis on short- and mid-term compensation, guaranteed minimum bonuses and retention agreements for Messrs. Surratt, Asai, Prichard, Klausner and Buchardt. The Committee developed these arrangements for the remaining named executive officers after extensive consultation with Frederic W. Cook & Company, the Committee’s independent compensation consultant. The retention agreements also reflect negotiations with the Company’s creditors, including who should receive retention agreements and how and when payments should be made under those agreements. Bonus payments to Mr. Asai were provided in connection with the Company finalizing its Form 10-K reports for 2005 and 2006. In addition, Mr. Klausner and Mr. Buchardt were provided special bonuses in recognition of special achievements that were not recognized by the annual bonus formula. Except for Mr. Klausner’s stock appreciation rights, no equity grants were made in 2007.

KEY COMPONENTS OF COMPENSATION

The objective of the Company’s compensation program has been to reward executives in a manner consistent with the Company’s strategic objectives. The Company’s compensation program for executive officers has consisted primarily of the following components:

•	Base salary

•	Annual incentive compensation and bonuses

•	Equity Awards

•	Benefits

•	Severance

Base Salary

Base salary is intended to provide a fixed component of compensation reflecting the named executive officer’s position and responsibilities. The Company historically compared base salary as well as other compensation elements against base salary for comparable positions as a guideline for annual salary adjustments. In the case of Mr. Surratt, his salary increased on February 1, 2007 to $675,000, which reflected his promotion to Chief Executive Officer and is the same amount that was paid to Mr. Aldworth prior to his resignation. In the case of Mr. Prichard, the Company provided salary at a rate of $44,233 per month effective February 1, 2007 to complete special projects designated by the Company including transition services relating to the sale of the PQIL business. Increases to other named executive officers for 2007 ranged from approximately $5,000 to $15,000.

Annual Incentive Compensation and Bonuses

Annual incentive compensation for our named executive officers has historically been based primarily on achieving pre-established financial goals. Recently, the Committee has adjusted its approach based on the Company’s challenges in light of the financial restatements and the contribution of each named executive officer. In addition, certain amounts of annual incentive compensation were guaranteed by the Company.

For 2007, bonuses and non-equity incentive payments were made as follows:

•	Mr. Surratt’s target bonus award for 2007 equal to $573,750 was guaranteed and paid under his amended retention agreement.

•	Mr. Asai’s 2007 earned a payment of $115,000 for completing and filing the Company’s financial statements for fiscal year 2005.

•

Mr. Buchardt’s bonus of $460,493 reflects an amount under his retention agreement and his achievement of favorable results with respect to extraordinary and unusual legal matters that arose following the Company’s need for financial restatements.

•	Mr. Klausner bonus of $75,000 reflects his efforts in introducing additional products for the Voyager Education segment and the continued growth in the Learning A-Z and ExploreLearning product lines.

Mr. Aldworth received no bonus or annual incentive compensation for 2007.

For 2008, the Committee has granted an opportunity to earn short-term incentive compensation based on revenue (60%) and earnings before interest, taxes, depreciation and amortization (40%).

Equity Awards

Historically, the Compensation Committee has granted stock options to its executives as a long-term incentive award. Given that the Company’s common stock was not traded on a national stock exchange during 2007, stock options were not considered an appropriate form of incentive compensation.

Restricted stock was included in the retention agreements extended to the named executive officers. Prior to the vesting of the restricted stock, the Committee determined that a liquid, cash payment would be a more appropriate incentive. The executives relinquished their right to restricted stock in exchange for a cash payment to be made at the later of the time such restricted stock would have vested or the Company’s lenders had been repaid from the proceeds of the sale of PQIL. In connection with the negotiation of Mr. Surratt’s terms of employment in connection with his becoming chief executive officer, the vesting date of December 29, 2007 for the replacement cash payments was accelerated to September 1, 2007. As part of his negotiated agreement upon becoming chief executive officer in 2007, Mr. Surratt was promised in lieu of an equity grant during 2008, a cash payment of one million dollars to be paid after the earliest of June 30, 2008 provided he remains employed by the Company on that date, a change in control or a termination of employment by the Company without cause, or resignation by him for good reason. These cash payments are reported in the Bonus column of the Summary Compensation Table.

In connection with the negotiation of Mr. Klausner’s retention agreement in 2007, the Compensation Committee determined that stock appreciation rights, payable in cash based on appreciation in the value of the Company stock, were the appropriate equity incentive to further align Mr. Klausner’s interests with those of shareholders as well as to provide Mr. Klausner with liquidity upon the exercise of such rights.

Mr. Prichard received a payment of $1,230,000 in lieu of issuing restricted stock under his Restricted Stock Termination Agreement with ProQuest dated January 23, 2007.

Mr. Surratt and Mr. Buchardt each waived their rights to the options granted to them pursuant to the Company’s long term incentive stock option plan. No other forms of equity awards were granted to any of the other executive officers in 2007.

Benefits

Due to the change in the Company’s size and complexity, the Committee also elected to terminate the Executive Deferred Compensation Plan, including the Supplemental Executive Retirement Plan (“SERP”). In lieu of maintaining the plan, the Committee agreed to provide a cash payment in lieu of the SERP benefit.

Severance

On February 1, 2007, the Company entered into a Separation Agreement with Alan Aldworth in connection with his resignation as President and Chief Executive Officer. The Separation Agreement provided for base salary ($56,250 monthly base salary) payable over the 24 months after his resignation and up to 24 months of health benefit continuation. The Company entered into the Separation Agreement in order to secure Mr. Aldworth’s continued cooperation in connection with the sale of PQIL, a 12-month non-solicitation of employees and customers and a release of all claims that he may have had against the Company.

The severance benefits paid to Mr. Prichard were made under the terms of his retention agreement with PQIL on August 8, 2006, which reflected his additional responsibilities assumed in connection with the Company’s restructuring efforts. Before terminating his employment with the Company, the Company completed its sale of its PQIL business to Cambridge Scientific Abstracts and its affiliates.

Stock Restrictions

As part of the retention agreements, the executives agreed not to sell or otherwise transfer shares of the Company within 90 days after their termination of employment without the express written consent of the Company’s general counsel. The 2004 options require Mr. Klausner to retain 50% of all after-tax gain in shares of the Company of such options until his termination of employment.

The retention agreements with certain executives provide that if any action or inaction by such executives constitutes grounds for termination for cause under the retention agreement, the Company may recover all awards and payments made under the retention agreements.

Report of the Compensation Committee

The Compensation Committee reviewed and discussed with management the foregoing Compensation Discussion and Analysis for the year ended December 29, 2007. Based on this review and discussion, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis for the year ending December 29, 2007 be included in the Company’s Form 10-K for filing with the SEC.

Compensation Committee:

William E. Oberndorf, Chair

Frederick J. Schwab

James Roemer (elected November 5, 2008 and was not a member of the Compensation Committee for the period covered by this Form 10-K)

COMPENSATION AND STOCK OWNERSHIP INFORMATION

2007 AND 2006 SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid or earned during the fiscal years ended December 29, 2007 and December 30, 2006 by the Company’s Chief Executive Officer, former Chief Executive Officer, Chief Financial Officer, two of the other most highly compensated officers, and one former executive officer (the “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	All Other Compensation(6) ($)	Total(7) ($)
Alan W. Aldworth (1) President and Chief Executive Officer Voyager Learning Company	2007 2006	83,077 675,000	— —	— —	— 1,493,861	— —	568,108 152,181	651,185 2,321,042

Richard J. Surratt Senior Vice President & Chief Financial Officer Voyager Learning Company	2007 2006	649,696 313,027	1,973,750 150,000	66,667 64,344	— 335,079	— 51,000	378,963 201,472	3,069,076 1,114,922

David Asai Senior Vice President & Chief Financial Officer Voyager Learning Company	2007 2006	232,188 —	— —	— —	— —	115,000 —	84,162 —	431,350 —

Ronald Klausner President Voyager Education	2007 2006	542,584 537,075	75,000 —	— —	950,857 868,146	— —	105,363 342,763	1,673,804 1,747,984

Todd W. Buchardt Senior Vice President & General Counsel and Corporate Secretary Voyager Learning Company	2007 2006	314,033 300,742	313,500 —	— —	— 267,904	460,493 384,076	109,831 56,594	1,197,857 1,009,316

David A. Prichard President PQIL	2007 2006	135,105 312,277	— 210,000	35,000 28,373	4,378 540,057	1,235,014 210,000	1,488,788 96,618	2,898,285 1,397,325

(1)	Mr. Aldworth resigned as CEO effective January 30, 2007.
(2)	Amounts shown for 2007 represent the guaranteed target bonus earned by the executives pursuant to retention agreements entered into in 2007 and 2006. In the case of Mr. Surratt, the amount earned in 2007 represents a payment of $1,400,000 in lieu of receiving restricted stock and a payment of $573,750 with respect to his 2007 annual bonus, both in accordance with the retention agreement dated February 1, 2007. The Compensation Committee exercised its discretion to pay Mr. Klausner’s bonus in recognition of his efforts in introducing additional products in the Voyager Education segment and the continued growth of the Learning A-Z and ExploreLearning product lines, even though the specific targets set for the Voyager Education segment were not met. The amount earned by Mr. Buchardt represents a cash payment in lieu of receiving restricted stock.
(3)	The amounts reported in this column for each executive reflect the compensation costs for financial reporting purposes for the year under SFAS No. 123R for outstanding stock awards (other than stock options) granted in prior years. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Note 1 and 16 to the Company’s audited financial statements included in this Form 10-K for 2007 and Notes 1 and 16 to the Company’s audited financial statements included in the Company’s Form 10-K for 2006. However, pursuant to SEC rules, the amounts shown above do not reflect any assumption that a portion of the awards will be forfeited. More information regarding outstanding stock awards is set forth in the 2007 Outstanding Equity Awards at Fiscal Year-End Table.
(4)	The amounts reported in this column for each executive reflects the compensation costs for financial reporting purposes for the year under SFAS No. 123R for stock options granted in prior years. The amount for Mr. Klausner includes stock option expense of 846,873 and stock appreciation rights expense of 103,984. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Notes 1 and 16 to the Company’s audited financial statements included in this Form 10-K for 2007 and Notes 1 and 16 to the Company’s audited financial statements included in the Company’s Form 10-K for 2006. However, pursuant to SEC rules, the amounts shown above do not reflect any assumption that a portion of the awards will be forfeited and do not reflect a forfeiture of an amount expensed in a prior year. More information regarding outstanding stock options is set forth in the 2007 Outstanding Equity Awards at Fiscal Year-End Table.
(5)	The payment earned by Mr. Asai in 2007 represents an incentive payment earned in accordance with the terms of his retention agreement for completing the Company’s annual report on Form 10-K for 2005. The payment earned by Mr. Buchardt in 2007 was for achievement of certain legal projects and ranged from 0% to 200% of the target payout. Mr. Pritchard’s payment was based on the performance of the PQIL business prior to the sale of PQIL and includes cash in lieu of restricted stock pursuant to his retention agreement.
(6)	Refer to All Other Compensation table and footnotes thereto for details.
(7)	During 2007, the executives did not participate in any Company defined benefit pension plan and there were no above market or preferential earnings with respect to the Company’s nonqualified deferred compensation plan. Information regarding the Company’s deferred compensation plan is set forth under the 2007 Nonqualified Deferred Compensation Table.

2007 ALL OTHER COMPENSATION TABLE

2007 All Other Compensation Table

Name	Severance Payments ($)(1)	Life Insurance Premiums ($)	Company Contributions to 401(k) Plan ($)	Cash Awards in lieu of SERP ($)(2)	Relocation Expenses ($)(3)	Tax Reimbursement ($)(4)	Accrued Vacation	Other Perquisites and Personal Benefits ($)(5)	Total ($)
Alan W. Aldworth	562,500	—	—	—	—	—	5,608	—	568,108
Richard J. Surratt	—	2,018	6,750	124,477	150,459	95,259	—	—	378,963
David Asai	—	473	6,750	—	40,608	34,289	—	2,042	84,162
Ronald Klausner	—	2,721	6,750	80,561	—	2,378	—	12,953	105,363
Todd W. Buchardt	—	1,492	6,750	101,589	—	—	—	—	109,831
David A. Prichard(1)	600,000	100	—	29,589	—	835,831	—	23,268	1,488,788

(1)	When Mr. Aldworth resigned, the Compensation Committee decided that it was appropriate to provide him with two times base salary payable over 24 months as a severance in recognition of his service. Although the effective date for Mr. Aldworth’s resignation was January 30, 2007, severance payments did not begin until March 2007 due to the finalization of the PQIL sale that was completed in February 2007.
(2)	Represents cash that would otherwise have been contributed to the executive’s supplemental executive retirement benefits account under the Company’s Executive Deferred Compensation but was distributed directly to the executive as a current cash payment.
(3)	Pursuant to the terms of his February 1, 2007 employment agreement, the Company agreed to reimburse Mr. Surratt for relocation expenses plus any loss of the sale of his residence in Ann Arbor, Michigan up to a maximum of $150,000.

(4)	For Mr. Surratt, the amount represents the tax gross up on his relocation expenses, in accordance with the terms of his employment agreement. For Mr. Pritchard the amount represents a payment to compensate for the Section 280G excise tax triggered under Section 4999 of the Internal Revenue Code upon the sale of the ProQuest Information and Learning operating business segment as reported in the ProQuest report on Form 10-K for 2005.
(5)	Perquisites and Other Personal Benefits for Mr. Prichard includes $2,785 for accelerated vesting of stock options, $16,000 for continuation of health and welfare benefits, $4,483 for acceleration of SERP vesting.

2007 GRANTS OF PLAN-BASED AWARDS

The following table sets forth the range of potential payouts for fiscal 2007 performance under the annual cash incentive plan and the SAR awarded to Mr. Klausner.

2007 Grants of Plan Based Awards Table

Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Type of Award	Threshold ($)	Target ($)	Maximum ($)
Richard J. Surratt	Annual Incentive	—	—	150,000
David Asai	Performance Based Award	—	115,000	—
Ronald Klausner	Annual Incentive	75,190	375,952	751,905
Todd W. Buchardt	Annual Incentive	—	146,993	—

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

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

Benefits

Executives participate in many of the same benefits as are available to Company employees generally. Prior to 2007, certain executives were also able to defer the receipt of compensation under the Executive Deferred Compensation Plan. As of each December 29, the Company also credited the deferral accounts of such executives with employer contributions of 15% of the executive’s base salary and bonus as a supplemental executive retirement benefit. The Compensation Committee determined that for 2007 and thereafter, both to simplify the Company’s benefit structure and to wind down the deferral plans, it would provide a cash payment to executives rather than provide a supplemental executive retirement benefit credit under the Executive Deferred Compensation Plan. For those executives whose employment is terminated, a pro-rata cash payment for the portion of the year the executive was employed is made in lieu of a supplemental executive retirement benefit credit.

Prior to the negotiation of the retention agreements, the Company provided certain perquisites to better enable it to attract and retain key executives. As part of the negotiation of the retention agreements, the Compensation Committee decided to provide an additional cash amount to all of the executives rather than continue perquisites to executives with retention agreements and also provided that such additional cash amounts in lieu of perquisites would not be used to determine bonuses or other benefits determined by base salary. In addition, because of the unusual circumstances of the relocation of corporate headquarters, the Company continues to provide certain benefits in connection with commuting costs and limited protection on the sale of a residence in appropriate circumstances. For example, such benefits were provided to Mr. Surratt in his employment agreement entered into when he became chief executive officer of the Company.

SEVERANCE

In 2006 and 2007, the Compensation Committee provided more extensive severance protection as part of the retention agreements negotiated with Messrs. Surratt, Prichard, Klausner and Buchardt than the Company’s general severance program or what was previously set forth in offer letters. Under the retention agreements, Messrs. Surratt and Prichard would receive two times their annual base salary for termination of employment in certain circumstances listed below entitling them to enhanced severance and one and one-half times their annual base salary for other terminations entitling them to severance under the retention agreements. An executive is generally entitled to enhanced severance under the retention agreement if his employment is terminated within two years after (1) a change in control, (2) both an acquisition of at least 30% of the Company’s outstanding voting stock and a change in the board of directors, or (3) in the case of Mr. Prichard, the sale of the PQIL business unit. For Mr. Buchardt and Mr. Klausner, the base salary multiplier for severance is one and one-half times for enhanced severance and one times for other severance qualifying for payments.

In general, for the executive to obtain any severance the Company had to terminate the executive’s employment without cause or the executive had to terminate his employment for good reason as described in more detail in the Executive Agreements section. For Mr. Buchardt’s executive retention agreement, the Committee approved a one-month period between December 29, 2007, and

January 30, 2008, after certain transactions such as the sale of both PQBS and PQIL, during which the executive could voluntarily terminate employment and be treated as having good reason and therefore entitled to the enhanced severance. In Mr. Surratt’s 2007 employment agreement, the period was delayed six months until between June 30, 2008 and July 31, 2008. In 2008, the Company extended throughout 2008 such period for Mr. Buchardt in order to encourage Mr. Buchardt to remain with the Company given his extensive background and knowledge regarding the Company’s legal issues.

As a safeguard for the executives, the retention agreements required that an amount equal to the enhanced severance benefits be deposited to a trust after certain transactions resulting in the trailing 12 month revenues of the retained businesses after the transactions were less than $170.1 million. After the sale of PQBS and PQIL, this standard was triggered and excluding the amount of enhanced severance for Mr. Asai, amounts sufficient to fund enhanced severance under the other executive retention agreements were deposited in a trust. Mr. Prichard received a lump sum distribution from such trust account in 2007 upon termination from the Company.

The retention agreements provide for pro-rata payment of bonuses in the year the executive is terminated in some circumstances. The Compensation Committee determined that for 2007 and thereafter, it would provide a cash payment rather than a supplemental executive retirement benefit credit under the Executive Deferred Compensation Plan for the year. For those executives whose employment is terminated during a year, a pro rata cash payment for the portion of the year the executive was employed is made in lieu of any additional supplemental executive retirement benefit credit. The retention agreements also provided for certain continuation of benefits under circumstances entitling the executive to severance. Mr. Prichard received a lump sum cash payment upon termination from the Company.

The replacement cash payments for the restricted stock under the retention agreements have been paid to each of the executives pursuant to the retention agreements. Only a portion of Mr. Klausner’s stock appreciation right vests if he is terminated by the Company without cause or by him for good reason.

As President and Chief Executive Officer, Mr. Aldworth did not enter into a retention agreement with the Compensation Committee but actively participated in certain discussions regarding the negotiation of retention agreements for other executives. When in 2007 Mr. Aldworth resigned and Mr. Surratt succeeded him as President and Chief Executive Officer, in lieu of any other severance amounts, the Compensation Committee considered it appropriate to provide Mr. Aldworth with two times base salary payable over 24 months as a severance payment in recognition of his service, with such payments being contingent on the completion of the PQIL sale.

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

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the outstanding equity awards held by the NEOs at December 29, 2007.

2007 Outstanding Equity Awards at Fiscal Year End Table

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#): Exercisable	Number of Securities Underlying Unexercised Options (#): Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (2)	Option Exercise Price ($)	Option Expiration Date (3)	Number of Shares or Units of Stock That Have Not Vested (#) (4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Alan W. Aldworth	2/28/2001	38,258	—	—	22.95	2/28/2011	—	—
	9/27/2001	20,000	—	—	30.01	9/27/2011	—	—
	11/16/2001	6,000	—	—	32.69	10/17/2010	—	—
	1/7/2002	80,000	—	—	33.80	1/7/2012	—	—
	3/5/2003	56,372	—	—	18.31	3/5/2009	—	—
	6/9/2003	15,744	—	—	27.00	10/17/2010	—	—
	12/10/2003	15,770	—	—	28.44	10/17/2010	—	—
	12/10/2003	1,508	—	—	28.44	2/28/2011	—	—
	6/14/2004	24,395	—	—	25.82	3/5/2009	—	—
	3/7/2005	15,319	—	—	36.62	3/5/2009	—	—
Richard J. Surratt	11/2/2005	—	—	—	—	—	3,425	24,489
David Asai
Ronald Klausner	4/10/2003	100,000	—	—	21.15	4/10/2009	—	—
	2/4/2004	—	—	440,000	30.97	2/4/2014	—	—
Todd W. Buchardt	4/1/1998	5,000	—	—	27.44	4/1/2008	—	—
	2/26/1999	24,000	—	—	33.13	2/26/2009	—	—
	10/12/2000	15,000	—	—	19.69	10/12/2010	—	—
	2/28/2001	18,000	—	—	22.95	2/28/2011	—	—
	3/6/2002	22,000	—	—	36.00	3/6/2012	—	—
	3/5/2003	19,700	—	—	18.31	3/5/2009	—	—
David A. Prichard	4/21/2003	3,000	—	—	19.87	4/21/2009	—	—
	1/5/2004	3,333	1,667	—	30.00	1/5/2010	—	—
	3/3/2004	4,666	2,334	—	29.95	3/3/2010	—	—

(1)

Generally, earned options vest at a rate of 33 1/3% per year over the first three years of their term. The options granted to Mr. Buchardt in 1998 and 1999 vested 20% per year over the first five years of their term.

(2)	Unexercisable unearned options vest (i) based on performance determined on the basis of the rolling average of the fair market value of a share of the Company Common Stock for a period of ninety consecutive trading days during the performance period or (ii) otherwise on the seventh year anniversary of the grant provided the executive remains employed through such period. The stock price targets are consistent for all participants and range from $36.67 to $46.88 and above. The performance period for Mr. Aldworth, Mr. Klausner, and Mr. Buchardt begins on January 1, 2005 and ends April 1, 2009. The performance period for Mr. Surratt begins on the grant date of November 2, 2005 and ends April 1, 2009. The performance period for Mr. Prichard begins on the grant date of October 5, 2005 and ends on April 1, 2009. Messrs. Surratt and Buchardt later agreed to a cancellation of their unexercisable unearned options. The options held by Mr. Prichard expired unexercised 12 months after his termination of employment.
(3)	On August 9, 2006, the Company’s Compensation Committee extended the period of time that Messrs. Aldworth, Surratt, Klausner, Prichard and Buchardt, may exercise their outstanding vested stock options (other than their unexercisable unearned option grants dated February 4, 2004 (with respect to Messrs. Aldworth, Buchardt and Klausner), October 5, 2005 (with respect to Mr. Prichard) and November 2, 2005 (with respect to Mr. Surratt)) due to involuntary termination of employment by the Company without cause or resignation for good reason up to 12 months after any such employment termination but not beyond the original option expiration date.
(4)	Unvested restricted stock grants vest 50% two years after grant and 50% three years after grant.
(5)	Fair market value of unvested restricted stock grants is based on the December 29, 2007 closing stock price of $7.15.

2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

The table below describes individual executive contributions, company contributions, credited earnings, withdrawals, and the aggregate balance as of the end of the year for each NEO:

2007 Nonqualified Deferred Compensation Table

Name	Aggregate Earnings in 2007 Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 2007 Fiscal Year-End ($)
Alan W. Aldworth	—	617,682	—
Richard J. Surratt	3,962	—	49,439
Ronald Klausner	20,483	265,669	476,239
Todd W. Buchardt	—	242,495	—
David A. Prichard	5,167	128,983	—

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

Severance Amounts

Under these retention agreements, if the executive’s employment is terminated without “Cause” or if the executive terminates employment for “Good Reason” at any time during a two-year period beginning on a Change of Control of the Company, or an “Acquisition of at Least 30% of the Company’s Outstanding Voting Stock and Board Change,” the executive would be entitled to the following enhanced severance benefits from the Company subject to signing a release in a form satisfactory to the Company: (1) a single lump sum payment equal to a Severance Factor times his then current base salary, and (2) continued participation for up to a number of years equal to the Severance Factor in all medical, dental and vision plans in which he participates. For Mr. Prichard, a sale of the PQIL business was treated the same as a Change of Control of the Company for purposes of entitling him to enhanced severance under the retention agreements.

If the executive’s employment is terminated without “Cause” or the executive terminates employment for “Good Reason” and the executive is not entitled to enhanced severance benefits under the retention agreements as described above, then the Severance Factor is reduced. The Severance Factors for the executives are set forth below:

2007 Severance Amounts

	Enhanced Severance (years)	Regular Severance (years)
Mr. Surratt	2	1.5
Mr. Asai	1	1
Mr. Klausner	1.5	1
Mr. Buchardt	1.5	1

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

Solely for the purposes of determining entitlement to enhanced severance in retention agreements other than Mr. Klausner’s retention agreement, “Good Reason” also includes: (1) a reduction in the executive’s rate of total compensation, in the aggregate, after taking into account the executive’s salary, bonus, incentive compensation, equity compensation, fringe benefits, retirement benefits and any other benefits or an adverse change in the form or timing of the payment of the executive’s salary, bonus or accrued benefits under the deferred compensation plan, as in effect prior to a Change of Control of the Company (other than an Asset Sale or an Acquisition of Greater than 30% of the Company’s Outstanding Voting Stock and Board Change), or (2) the executive resigns from the Company for any reason between December 29, 2007 and January 30, 2008 following an Asset Sale. The period during which the executive could voluntarily resign as Good Reason was subsequently renegotiated for Mr. Surratt to be delayed until June 30, 2008 to July 31, 2008 in connection with his becoming the Chief Executive Officer and for Mr. Buchardt was renegotiated to be throughout 2008 to encourage him to remain with the Company in 2008.

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

Mr. Aldworth

Under the Company’s Separation Benefits Plan, an executive terminated other than for cause is entitled to a severance benefit of 12 weeks pay plus one and one-half additional weeks pay for each additional year of service up to an aggregate maximum of 42 weeks of pay. In addition under such plan, the executive is also entitled to continuation of health coverage for the period of severance. Under the Company’s Separation Benefit Plan, Mr. Aldworth would have been entitled to approximately 21 weeks of severance, aggregating approximately $280,000, and continuation of health benefits for such period. On February 1, 2007, the Company entered into a separation agreement with Alan Aldworth in connection with his resignation as President, Chief Executive Officer, Director and Chairman of the Board. Pursuant to the terms of the separation agreement, the Company agreed to provide Mr. Aldworth with 24 months of base salary ($56,250 monthly base salary) aggregating $675,000 payable over the 24 months after his resignation and up to 24 months of health benefit continuation. In return, Mr. Aldworth agreed to cooperate with the Company and to a 12-month non-solicitation of employees and customers as well as a release of all claims that he may have against the Company. The Company did not provide any annual incentive to Mr. Aldworth for 2006 or 2007.

2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL TABLE

The potential payments upon termination or change of control for NEOs are set forth below. For purposes of this table, 2007 fiscal year end base salary and 2007 incentive awards were used.

The table below sets forth an estimate of the payments that would have been made to Messrs. Surratt, Klausner, Asai, and Buchardt upon a termination of employment or Change of Control as of December 29, 2007.

2007 Potential Payments Upon Termination of Control Table

2007 Potential Payments Upon Termination of Control Table

	Benefit	Non-Change of Control Termination w/o Cause or for Good Reason ($)	Change of Control Termination w/o Cause or for Good Reason ($)	Death ($)	Disability ($)	Change of Control ($)
Richard J. Surratt	Severance(1)	1,012,500	1,350,000	—	—	—
	Annual Incentive(2)	573,500	573,500	573,500	573,500	573,500
	Restricted Stock(3)	—	24,453		—	24,453
	Executive Deferred Compensation(4)	—	60,000	—	—	—
	Cash Payment in Lieu of Restricted Stock Grant(6)	1,000,000	1,000,000
	Benefit Continuation(5)	13,195	17,593	—	—	—
	280G Tax Gross Up(7)	—	2,049,647	—	—	1,385,685
	Total:	2,599,195	5,075,193	573,500	573,500	1,983,638

David Asai	Severance(1)	230,000	230,000	—	—	—
	Annual Incentive(2)	115,000	115,000	—	—	—
	Stock Options (unvested and accelerated)(3)	—	—	—	—	—
	Restricted Stock(3)	—	—	—	—	—
	Executive Deferred Compensation(4)	—	—	—	—	—
	Benefit Continuation(5)	8,797	8,797	—	—	—
	280G Tax Gross Up(7)	—	—	—	—	—
	Total:	353,797	353,797	—	—	—

Ronald Klausner	Severance(1)	537,075	805,613	—	—	—
	Annual Incentive(2)	375,953	375,953	375,953	375,953	375,953
	Restricted Stock(3)	—	—	—	—	—
	Executive Deferred Compensation(4)	—	0	—	—	—
	Benefit Continuation(5)	8,797	13,195	—	—	—
	280G Tax Gross Up(7)	—	—	—	—	—
	Total:	921,825	1,194,761	375,953	375,953	375,953

Todd W. Buchardt	Severance(1)	293,183	439,775	—	—	—
	Annual Incentive(2)	146,992	146,992	146,992	146,992	146,992
	Restricted Stock(3)	—	—	—	—	—
	Cash Payment in Lieu of Restricted Stock Grant(6)	313,500	313,500	—	—	—
	Executive Deferred Compensation(4)	—	—	—	—	—
	Benefit Continuation(5)	8,797	13,195	—	—	—
	280G Tax Gross Up(7)	—	—	—	—	—
	Total:	762,472	913,462	146,992	146,992	146,992

(1)	Severance is calculated pursuant to their agreements as though the event occurred December 29, 2007.
(2)	Assumes the effective date of termination is December 29, 2007 and that the pro-rata payment under the Annual Incentive is equal to the award paid for the year.
(3)	Assumes the effective date of termination is December 29, 2007 and the price per share of the Company’s stock on that date is $7.15. All outstanding unvested restricted stock becomes immediately exercisable upon Death and Change of Control as defined in the restricted stock grant.
(4)	The Company contributions to the executive deferred compensation plan to the extent unvested become vested upon a termination of employment after certain change of control if the executive’s employment is terminated.
(5)	The benefit continuation number is an estimate of the cost of health coverage continuation for the severance factor period described above with respect to the retention agreements. The number for Mr. Klausner sets forth the estimate of the cost of health coverage for one year since it was customary for the Company to provide executives with health coverage for a period corresponding to their severance amount period. Company provides benefits on active-employee terms during the severance period.
(6)	2006 Grant of cash in lieu of stock payable with continued employment through March 2008 accelerated on December 31, 2007. Table uses an estimated $733 per month cost.
(7)	Some payments received prior to December 29, 2007 could be treated as contingent on a change of control, if one were to occur on December 29, 2007. The estimated gross-up payment includes restoration of excise tax due on any such payments as well as the parachute portion of the payments shown on this table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Oberndorf, Nelson, and Schwab are the members of the Compensation Committee for fiscal year 2007. Mr. Nelson resigned effective February 7, 2008. No member of the Compensation Committee is an officer of the Company. No member of the Compensation Committee served as a director or member of the Compensation Committee of another entity, any of whose executive officers served as a director or member of the Compensation Committee of the Company.

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

The 2007 equity based award was a cash-based award pursuant to the Company’s 2003 Strategic Performance Plan. Each director received 1,594 units, the calculation of which is based on the $20,000 equity based fee divided by the six-month average stock price from July 1, 2006 to December 31, 2006. As of December 29, 2007, each director received a cash payment in the amount of $33,397.10. This payment was calculated by multiplying the 1,594 units times the closing stock price on December 28, 2007.

The fees for committee membership were not modified from the previous compensation structure. The fees are $15,000 for each member of the Audit Committee and an additional $10,000 for the Audit Committee Chairperson. Each member of the Compensation Committee and the Nominating and Governance Committee receives $6,000 and the Chairperson of each committee receives an additional $10,000. The Company will continue to reimburse directors for out-of-pocket expenses incurred to attend the meetings.

Mr. Oberndorf, Chairman of the Board of Directors, has waived his right to receive Board of Director, Committee, and Chairperson Committee fees for 2007 and 2008. Mr. Oberndorf will continue to receive payment for expenses incurred to attend the Board meetings.

Please see “Related Party Transactions” in Item 13 hereof related to Mr. Best and Mr. Nelson.

Mr. Aldworth received no additional compensation for being a member of the Board of Directors.

2007 DIRECTOR COMPENSATION TABLE

The following table provides information concerning compensation paid to the Company’s non-employee directors who served at any time during 2007.

2007 Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)
Randy Best(8)	30,000	25,000	11,397	66,397
David G. Brown	61,000	—	11,397	72,397
Michael Geltzeiler(4)
Todd S. Nelson(5)	36,000		11,397	47,397
William E. Oberndorf (6)	—	—	—	—
Linda Roberts(7)	36,000		11,397	47,397
James P. Roemer	30,000	—	11,397	41,397
Gary L. Roubos	61,000	—	11,397	72,397
Frederick J. Schwab	36,000	18,125	11,397	65,522

(1)	Mr. Aldworth, the Company’s President, Chief Executive Officer and Chairman of the Board until January 30, 2007 is not included in this table as he was an employee of the Company and thus receives no compensation for his service as a Director. The compensation received by Mr. Aldworth as an employee of the Company is shown in the Summary Compensation Table.
(2)	The amounts reported in this column for Directors reflect the dollar amount recognized for financial reporting purposes for the year under SFAS No. 123R for outstanding stock awards (other than stock options) granted in prior years. These are not amounts paid to or realized by the Director. Assumptions used in the calculation of these compensation costs are included in Note 1 to the Company’s audited financial statements included in this Form 10-K for 2007. However, pursuant to SEC rules, the amounts shown above do not reflect any assumption that a portion of the awards will be forfeited. The SFAS No. 123R grant date fair value for such stock grants which vest over three years was $75,000. As of December 29, 2007, Mr. Best held 2,095 shares of unvested restricted stock.
(3)	Because options are vested in full on the date of grant, the amount reported in this column for Directors reflects both the dollar amount recognized for financial reporting purposes for the year under SFAS No. 123R for options as well as reflects the SFAS No. 123R grant date fair value for option grants made during fiscal year 2007. SFAS No. 123R valuation consisted of the following assumptions: 39.0% volatility based on 36 monthly closing stock prices ending December 2007; risk-free rate of 5.19%, 0% dividend yield and a 6-year option term. As of December 29, 2007, each Director has the following aggregate number of options outstanding: Mr. Best, 4,284; Mr. Brown, 15,671; Mr. Nelson, 6,305; Mr. Oberndorf, 15,671; Dr. Roberts, 6,305; Mr. Roemer, 105,847 (101,563 of Mr. Roemer’s options expired December 31, 2007); Mr. Roubos, 15,671 and Mr. Schwab, 4,284.
(4)	Mr. Geltzeiler resigned effective March 20, 2007.
(5)	Mr. Nelson resigned effective February 7, 2008.
(6)	Mr. Oberndorf waived his rights to compensation as a member of the Board and its committees.
(7)	Dr. Roberts resigned effective August 29, 2008.
(8)	Mr. Best resigned effective November 5, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

OWNERSHIP INFORMATION OF FIVE PERCENT HOLDERS

The following table sets forth information with respect to the persons and groups we know of that beneficially own 5% or more of our shares on November 19, 2008.

Security Ownership of Beneficial Owners

Name and Address of Beneficial Owner	Number of Shares	Percent
Foxhill Capital, LLC (1) 502 Carnegie Center Suite 104 Princeton, New Jersey 08540	3,808,690	12.7%

William E. Oberndorf (2,3) SPO Partners & Co. 591 Redwood Highway Suite 3215 Mill Valley, CA 94941	3,524,619	11.8%

SPO Advisory Corp. (4) 591 Redwood Highway Suite 3215 Mill Valley, CA 94941	3,072,500	10%

Sterling Capital Management LLC (5) Two Morrocroft Centre 4064 Colony Road, Ste 300 Charlotte, NC 28211	2,859,432	9.6%

Wells Fargo & Company (6) 420 Montgomery Street San Francisco, CA 94104	2,652,265	8.9%

Keystone, Inc. (7) 3100 Texas Commerce Tower 201 Main Street Fort Worth, TX 76102	2,613,000	8.7%

Shamrock Activist Value Fund GP, LLC (8) 4444 Lakeside Drive Burbank, CA 91505	2,192,272	7.33%

Columbia Wanger Asset Management, L.P. (9) 227 West Monroe Street, Ste 3000 Chicago, IL 60606	2,000,000	6.7%

(1)	Pursuant to Schedule 13G filed on November 19, 2008.
(2)	Pursuant to Schedule 13D/A filed on August 12, 2008.
(3)	Includes 437,998 shares that Mr. Oberndorf may be deemed to beneficially own through his control of family trusts and also includes through his ownership of options to purchase 14,121 shares that are currently exercisable.
(4)	As general partner of SF Advisory Partners, L.P., SPO Partners II, L.P. and SPO Advisory Partners L.P., SPO Advisory Corp. may be deemed to share investment and voting control with respect to these shares. Messrs. William Oberndorf, John Scully, William Patterson and Edward McDermott are the controlling persons of SPO Advisory Corp.
(5)	Pursuant to Schedule 13G filed on January 29, 2008.
(6)	Pursuant to Schedule 13G filed on February 4, 2008.
(7)	Pursuant to Keystone, Inc.’s Schedule 13G (Amendment No. 4) dated February 4, 2003.
(8)	Pursuant to Schedule 13D filed on November 4, 2008.
(9)	Pursuant to Schedule 13G filed on December 31, 2006.

OWNERSHIP INFORMATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to the beneficial ownership of Voyager Learning Company Common stock, as of November 19, 2008, of the Company’s Directors, the executive officers listed in the “Summary Compensation” table above, and the directors and executive officers as a group. None of the stock options are in-the-money as of the date of this filing.

Ownership of Directors & Officers

Directors and Executive Officers	Number of Shares	Percent (6)
William E. Oberndorf (1,2)	3,524,619	11.8%
Todd Buchardt (5)	104,505	*
Ronald D. Klausner (3)	103,504	*
David G. Brown (4)	19,550	*
Gary L. Roubos (4)	18,083	*
Frederick Schwab (4)	7,197	*
Richard Surratt	6,840	*
James P. Roemer (4)	4,284	*
All directors and executive officers as a Group (8 persons)	4,031,265	13.46%

*	Less than 1%
(1)	Mr. Oberndorf through relationships with SPO Advisory Corp., SPO Advisory Partners, L.P. and SF Advisory Partners, L.P., may be deemed to share investment and voting control with respect to 3,072,500 shares.
(2)	Includes 437,998 shares that Mr. Oberndorf may be deemed to beneficially own through his control of family trusts and includes an additional 14,121 shares granted under the Company’s stock option plans, which are currently exercisable.
(3)	Includes 100,000 option shares for Mr. Klausner granted under the Company’s stock option plans, which are currently exercisable.
(4)	Includes 4,284, 4,284, 14,121, 14,121,and 4,284 option shares for Mssrs. Best, Roemer, Roubos, Brown and Schwab, respectively, granted under the Company’s stock option plans, which are currently exercisable.
(5)	Includes 98,700, option shares held by Mr. Buchardt, granted under the Company’s stock option plans, which are currently exercisable.
(6)	Percentage is based upon 29,897,735 aggregate shares of common stock outstanding as adjusted to reflect options that are currently exercisable. As of the date of this filing, all stock options beneficially owned by the group are under water because the current stock price is less than the exercise price for all of the vested options.

Equity Compensation Plan Information

The following table summarizes information, as of December 29, 2007, relating to equity compensation plans of our Company pursuant to which grants of options, restricted shares or other rights to acquire shares may be granted from time to time.

2007 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by security holders	1,656	$23.69	2,707
Equity compensation plans not approved by security holders	—	—	—

Total	1,656	$23.69	2,707

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

RELATED PARTY TRANSACTIONS

On March 10, 2005, the Company’s Board of Directors appointed Randy Best to serve as a member of the Company’s Board of Directors. Effective November 5, 2008, Mr. Best resigned from VEL’s Board of Directors. Mr. Best’s resignation was not due to any disagreement with the Company or any matter relating to operations, policies, or practices. Mr. Best was the Chief Executive Officer, and held 34% of the common stock of VEL immediately prior to the Company’s acquisition of VEL. In connection with the Company’s acquisition of VEL, Mr. Best and the Company entered into a two year Consulting Agreement (the “Consulting Agreement”) and a three year Non-Disclosure, Non-Solicitation and Non-Competition Agreement, both of which became effective on January 31, 2005. As compensation for these services, Mr. Best received payments of $40,000 per month for the first six months of the term and $26,666 per month for the last eighteen months of the term of the Consulting Agreement. Both of these agreements have expired and were not extended.

The Company adopted a formal policy regarding related persons transactions between the Company and its Directors and Executive Officers on November 5, 2008. The independence standards used by the Company and the related persons transactions policy can be found on the Company’s website at www.voyagercompany.com.

Director Independence

The Board of Directors has determined that Messrs. Brown, Oberndorf, Roemer, Roubos and Schwab are independent under the requirements of the Company’s independence standards. The Board of Directors presently consists of five members. There are currently five vacancies on the Board.

Item 14.	Principal Accounting Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Company’s Independent Registered Public Accounting Firm for fiscal 2007 was Whitley Penn LLP. Such accounting firm is expected to have a representative at the Company’s next Annual Meeting of Shareholders and is expected to be available to respond to appropriate questions at that time and have an opportunity to make a statement if it desires to do so.

KPMG Fees – Fiscal Year 2006 Audit

KPMG LLP (“KPMG”) was the Company’s auditor in respect of the fiscal year ended December 30, 2006 (“fiscal 2006”). On November 7, 2007, the Company notified KPMG of its intent to engage Whitley Penn LLP (“Whitley Penn”) as its new independent registered public accounting firm effective for the Company’s 2007 fiscal year audit and quarterly reviews. The decision to change the Company’s independent registered public accounting firm for the 2007 fiscal year was approved by the Audit Committee of the Company’s Board of Directors on November 14, 2007. The following table shows the fees billed by KPMG for the audit and other services provided by KPMG to the Company in respect of fiscal 2006.

2006
Audit fees (1)	$4,150,000
Audit related fees (2)	—

Audit and audit related fees	4,150,000
Tax fees (3)	90,000
All other fees	—

Total fees	$4,240,000

(1)	Audit services consisted of the audit of financial statements included in the Company’s fiscal 2006 Annual Report on Form 10-K including costs related to the restatement of prior year financials, reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and attestation of the effectiveness of the Company’s internal controls over financial reporting and management’s assessment thereof.
(2)	Audit related fees consisted principally of fees for audits of financial statements of foreign and domestic subsidiaries and employee benefit plans, business acquisitions and divestitures assistance, and accounting consultations and related services.
(3)	Tax fees consisted of fees for tax consultation and tax compliance services.

Whitley Penn Fees – Fiscal Year 2007 Audit

The following table shows the fees billed through November 30, 2008 by Whitley Penn for the audit and other services provided by Whitley Penn to the Company in respect of fiscal 2007.

2007
Audit fees (1)	$596,543
Audit related fees (2)	257,245

Audit and audit related fees	853,788
All other fees	—

Total fees	$853,788

(1)	Audit services consisted of the audit of financial statements included in the Company’s fiscal 2007 Annual Report on Form 10-K including attestation of the effectiveness of the Company’s internal controls over financial reporting and management’s assessment thereof.
(2)	Audit related fees consisted principally of fees for audits of carve out financial statements for Voyager Expanded Learning for fiscal years 2005 and 2006.

Pre-approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s Independent Registered Public Accounting Firm. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its Independent Registered Public Accounting Firm and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. The Audit Committee pre-approved all audit, audit related and permitted non-audit services by the Company’s Independent Registered Public Accounting Firm in 2006 and 2007.

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

The following Consolidated Financial Statements of Voyager Learning Company are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Statements of Operations—Fiscal Years 2007, 2006, and 2005

•	Consolidated Balance Sheets—At the end of Fiscal Years 2007 and 2006

•	Consolidated Statements of Cash Flows—Fiscal Years 2007, 2006, and 2005

•	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)—Fiscal Years 2007, 2006, and 2005

•	Notes to the Consolidated Financial Statements

2.	Financial statement schedules:

Schedule II: Valuation and Qualifying Accounts

(in thousands)

	Accounts receivable reserve	Inventory reserve
Balance as of January 1, 2005	$21	$—
Charged to costs and expenses	97	624
Charged to other accounts (1)	1,776	—
Recoveries	—	—
Write-offs	(1,480)	(692)
Other	235	1,035

Balance as of December 31, 2005	$649	$967

Charged to costs and expenses	1,646	1,128
Charged to other accounts (1)	1,425	—
Recoveries	—	—
Write-offs	(1,947)	(492)
Other	—	—

Balance as of December 30, 2006	$1,773	$1,603

Charged to costs and expenses	67	2,149
Charged to other accounts (1)	1,083	—
Recoveries	—	—
Write-offs	(1,587)	(996)
Other	—	—

Balance as of December 29, 2007	$1,336	$2,756

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

No.	Description
* 2.1	Asset Purchase Agreement, dated October 28, 2005 by and among, the Company, ProQuest Information and Learning Company, and National Archive Publishing Company is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

* 2.2	Agreement and Plan of merger by and among ProQuest Company, VEL Acquisition Corp., PQED Expanded Learning, Inc., and R. Best Associates, Inc. dated as of December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K/A dated February 10, 2005, File No. 001-07680.

* 2.3	Asset Purchase Agreement, dated August 9, 2006 by and between the Company and Dealer Computer Services, Inc., is incorporated by reference to the Company’s Form 8-K filed August 15, 2006, File No. 001-07680.

* 2.4	Stock and Assets Purchase Agreement, dated October 20, 2006 by and between the Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed October 23, 2006, File No. 001-07680.

* 2.8	Amendment No. 1 to Stock and Asset Purchase Agreement dated as of November 1, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed November 6, 2006, File No. 001-07680.

* 2.9	Subscription Agreement and Plan of Merger dated as of December 14, 2006, by and between ProQuest Company and Cambridge Scientific Abstracts, Limited Partnership, are incorporated by reference to the Company’s Form 8-K filed December 20, 2006, File No. 001-07680.

* 2.10	Letter Agreement Regarding Subscription Agreement and Plan Of Merger, dated February 8, 2007, by and between ProQuest Company and Cambridge Scientific Abstracts, Limited Partnership, is incorporated by reference to the Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

* 3.1	Form of Amended and Restated Certificate of Incorporation of ProQuest Company is incorporated by reference to ProQuest Company’s Form 10-K dated March 29, 2002, File No. 001-07680.

* 3.2	By-laws of ProQuest Company.

* 3.3	Amendment to Bylaws of ProQuest Company adopted on March 1, 2006 is incorporated by reference to ProQuest Company’s Form 8-K dated March 7, 2006, File No. 001-07680.

* 3.4	Form of Amended and Restated Certificate of Incorporation of Voyager Learning Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 2, 2007, File No. 001-07680.

* 3.5	Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year is incorporated by reference to Voyager Learning Company’s Form 8-K dated December 26, 2007, File No. 001-07680.

* 4.1	2002 Note Purchase Agreement dated as of October 1, 2002 ProQuest Company $150 million 5.45% Senior Notes due October 1, 2012 is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2002, File No. 001-07680.

* 4.2	2002 Revolving Credit Agreement dated as of October 3, 2002 among ProQuest Company, the lenders listed therein and Banc of America Securities LLC is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2002, File No. 001-07680.

* 4.3	2005 Revolving Credit Agreement dated as of January 31, 2005 among the financial institutions that are or may from time to time become parties thereto, Standard Federal Bank, N.A., as administrative agent for the lenders, Bank of America, N.A., and Harris Trust & Savings Bank as syndication agents for the lenders, and KeyBank National Association and National City Bank of the Midwest, as documentation agents for the lenders is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

* 4.4	First Amendment dated as of January 31, 2005 to ProQuest Company’s existing 2002 Note Purchase Agreement dated as of October 1, 2002 is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

* 4.5	2005 Note Purchase Agreement dated as of January 31, 2005, ProQuest Company $175 million 5.38% Senior Notes due January 31, 2015 is incorporated by reference to ProQuest Company’s Form 8-K dated February 4, 2005, File No. 001-07680.

* 4.6	Waiver and Omnibus Amendment Agreement dated as of May 2, 2006 to the 2005 Revolving Credit Agreement Dated as of January 31, 2005 and 2002 Note Purchase Agreement Dated as of October 1, 2002 and 2005 Note Purchase Agreement dated as of January 31, 2005 is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

* 4.7	Guaranty and Collateral Agreement dated as of May 2, 2006 among ProQuest Company, as the Company, and The Various Financial Institutions Party Hereto, as Lenders, and LaSalle Bank Midwest National Association, as Collateral Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

* 4.8	2006 Revolving Credit Agreement dated as of May 2, 2006 among ProQuest Company, as the Company, and The Various Financial Institutions Party Hereto, as Lenders, and ING Investment Management LLC, as Administrative Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

* 4.9	Collateral Agency And Intercreditor Agreement dated as of May 2, 2006 among The Lenders, The Noteholders and LaSalle Bank Midwest National Association, as Collateral Agent is incorporated by reference to ProQuest Company’s Form 8-K dated May 8, 2006, File No. 001-07680.

* 4.10	Waiver and Omnibus Amendment Agreement dated as of October 20, 2006 to the 2005 Revolving Credit Agreement Dated as of January 31, 2005 and the 2006 Revolving Credit Agreement Dated as of May 2, 2006 and 2002 Note Purchase Agreement Dated as of October 1, 2002 and 2005 Note Purchase Agreement dated as of January 31, 2005 is incorporated by reference to ProQuest Company’s Form 8-K dated October 25, 2006, File No. 001-07680.

* + 10.1	Amended and Restated Profit Sharing Retirement Plan is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s (f/k/a Bell & Howell Operating Company) Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.2	Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit 10.4 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.3	Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.4	Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.5	Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

* + 10.6	Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* 10.7	Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Exhibit 10.17 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-59994.

* 10.8	Registration Rights Agreement dated as of May 10, 1988 by and among Bell & Howell Group, Inc., and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.9	2003 ProQuest Strategic Performance Plan is incorporated by reference to ProQuest Company’s S-8 dated August 28, 2003, File No. 333-101186.

* 10.10	Supplement to Fourth Amendment to the Shareholders Agreement dated May 10, 1988 as amended, among certain Management Stockholders (as defined therein) and Investor Shareholders (as defined therein) is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

* + 10.11	Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* + 10.11A	Supplement A to Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* + 10.12	Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 33-99982.

* + 10.13	Incentive Compensation Agreement dated December 31, 2000 by and between Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* + 10.13A	Incentive Compensation Agreement Amendment dated December 20, 2001 by an between Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* + 10.14	Bell & Howell Company Nonqualified Stock Option Agreement dated December 31, 2000 by Bell & Howell Company and James Roemer is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* + 10.15	Multi-year Stock Option Grant is incorporated by reference to ProQuest Company’s Form 10-Q dated November 12, 2004, File No. 001-07680

* + 10.16	Consulting Agreement between Randy Best and ProQuest Company dated December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246.

* 10.17	Non-compete Agreement between Randy Best and ProQuest Company dated December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246.

* + 10.18	Form of Restricted Stock Award Agreement for 2003 ProQuest Company Strategic Performance Plan is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246

* 10.19	Office Lease dated November 10, 2004 between Transwestern Great Lakes, L.P., as Landlord and ProQuest Company, as Tenant is incorporated by reference to ProQuest Company’s Form 10-K dated March 17, 2005, File No. 001-07680.

* 10.20	Master Services Agreement dated January 1, 2005 between ProQuest Company and International Business Machines Corporation is incorporated by reference to ProQuest Company’s Form 10-K dated March 17, 2005, File No. 001-07680.

* + 10.21	Description of Compensatory Arrangements Applicable to Named Executive Officers for 2004 and 2005 is incorporated by reference to ProQuest Company’s Form 10K dated March 17, 2005, File No. 001-07680.

* + 10.22	Bonus agreement dated August 22, 2005 between ProQuest Company and Andrew Wyszkowski is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

* + 10.23	Offer letter to Richard Surratt is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

* + 10.24	Offer letter to Ronald Klausner is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

* + 10.25	Offer letter to David Prichard is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

* + 10.26	Stock option grant to Richard Surratt is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

* + 10.27	Stock option grant to David Prichard is incorporated by reference to ProQuest Company’s Form 8-K dated October 11, 2005, File No. 001-07680.

* 10.28	Electronic Catalog Data License Agreement, dated September 1, 1999, by and among, the Company, Bell & Howell Publications Systems Company, and General Motors Corporation is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

* 10.29	Service Contract for Information Technology and Related Services, dated August 8, 2005, by and among the Company, ProQuest Business Solutions, Inc. and General Motors Corporation is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

* 10.30	Manufacturing Agreement, dated October 28, 2005, by and among the Company, ProQuest Information and Learning Company, and National Archive Publishing Company is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.

* + 10.31	Transition agreement with Kevin Gregory is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

* + 10.32	Consulting agreement with Kevin Gregory is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

* + 10.33	ProQuest Company Separation Benefits Plan is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

* 10.34	2006 IBM agreement dated February 15, 2006 between ProQuest Company and International Business Machines Corporation is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

* + 10.35	Retention agreements dated July 13, 2006 between ProQuest Company and Richard Surratt, Todd Buchardt, and Linda Longo-Kazanova is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

* + 10.36	Compensation agreements dated August 8, 2006 between ProQuest Company and David Prichard, dated August 9, 2006 between ProQuest Company and Andrew Wyszkowski is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

* + 10.37	2006 Performance Goals dated September 6, 2006 is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

* 10.38	Transaction Services Agreement, dated November 28, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed December 4, 2006, File No. 001-07680.

* 10.39	Restricted Covenants Agreement, dated November 28, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed December 4, 2006, File No. 001-07680.

* 10.40	Amended Compensation Agreements dated January 18, 2007 between ProQuest Company and Richard Surratt, David Prichard, Andrew Wyszkowski, Todd Buchardt, and Linda Longo-Kazanova is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

* + 10.41	Amendment to Richard Surratt’s Employment Letter, dated February 1, 2007, is incorporated by reference to ProQuest Company’s Form 8-K filed February 1, 2007, File No. 001-07680.

* + 10.42	Transition Agreement with David Prichard is incorporated by reference to ProQuest Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

* 10.43	Letter Agreement regarding Subscription Agreement and Plan of Merger is incorporated by reference to ProQuest Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

* + 10.44	Termination of stock option grants to Richard Surratt and Todd Buchardt is incorporated by reference to ProQuest Company’s Form 8-K dated March 22, 2007, File No. 001-07680.

* + 10.45	Retention agreement dated April 24, 2007, between ProQuest Company and Ronald Klausner is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

* 10.46	Tri-Party agreement by and among Transwestern Great Lakes, L.P., Voyager Learning Company, and ProQuest LLC is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

* 10.47	Lease Termination agreement by and between Transwestern Great Lakes, L.P., and ProQuest LLC, as successor in interest to ProQuest Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

* 10.48	2nd Amendment Agreement by and among Transwestern Great Lakes, L.P., and Voyager Learning Company, formerly known as ProQuest Company, and ProQuest LLC, is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

* 10.49	Sublease Agreement by and among ProQuest LLC, and Voyager Learning Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

* + 10.50	Amendment to Executive Letter Agreement with Todd Buchardt is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

* 10.51	Memorandum of Understanding dated July 22, 2008 by the parties to the action styled In re ProQuest Company Securities Litigation is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 23, 2008, File No. 001-07680.

* 10.52	Memorandum of Understanding dated December 3, 2008 by the parties to the consolidated shareholder derivative action styled In re ProQuest Company Shareholder Derivative Litigation is incorporated by reference to Voyager Learning Company’s Form 8-K dated December 4, 2008, File No. 001-07680.

*+ 14.1	ProQuest Company – Finance Code of Ethics is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* 16.1	Letter from KPMG – Termination of appointment as principal accountant for ProQuest Profit Sharing Retirement Plan is incorporated by reference to ProQuest Company’s Form 8-K dated June 2, 2005, File No. 001-07680.

* 16.2	Letter from KPMG LLP confirming termination of appointment as the Company’s Independent Registered Public Accountant is incorporated by reference to Voyager Learning Company’s Form 8-K dated November 15, 2007, and Form 8-K/A dated December 19, 2007, File No. 001-07680.

* + 17.1	Aldworth Separation Agreement, dated February 1, 2007, is incorporated by reference to ProQuest Company’s Form 8-K dated February 1, 2007, File No. 001-07680.

* 17.2	Michael S. Geltzeiler resignation letter, dated March 19, 2007, is incorporated by reference to ProQuest Company’s Form 8-K dated March 22, 2007.

* 17.3	Todd Nelson resignation letter, dated February 7, 2008 is incorporated by reference to Voyager Learning Company’s Form 8-K dated February 8, 2008, File No. 001-07680

* 17.4	Dr. Linda Roberts resignation letter dated August 29, 2008 is incorporated by reference to Voyager Learning Company’s Form 8-K dated September 2, 2008, File No. 001-07680.

21.1	Subsidiaries of ProQuest Company.

23.1	Consent of KPMG LLP.

* 23.2	Consent of Crowe Chizek and Company LLC.

23.3	Consent of Whitley Penn LLP.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification of Richard J. Surratt, President and Chief Executive Officer of ProQuest Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Asai, Senior Vice President, Chief Financial Officer, and Assistant Secretary of ProQuest Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.1	Memorandum of Understanding regarding the proposed settlement of the Company’s Securities Litigation case is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 23, 2008, File No. 001-07680.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

Date: December 4, 2008	Voyager Learning Company

	By:	/s/ Richard J. Surratt
Richard J. Surratt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title
Date

/s/ Richard J. Surratt
Richard J. Surratt
President and Chief Executive Officer
December 4, 2008

/s/ David W. Asai
David W. Asai
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)
December 4, 2008

/s/ David G. Brown
David G. Brown
Director
December 4, 2008

/s/ William E. Oberndorf
William E. Oberndorf
Director
December 4, 2008

/s/ James P. Roemer
James P. Roemer
Director
December 4, 2008

/s/ Gary L. Roubos
Gary L. Roubos
Director
December 4, 2008

/s/ Frederick J. Schwab
Frederick J. Schwab
Director
December 4, 2008