Form 10-Q
period 2007-03-31
Voyager Learning CO
filed 2008-12-15
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-3246

Voyager Learning Company

(Exact name of registrant as specified in its charter)

Delaware	36-3580106
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification No.)

1800 Valley View Lane, Suite 400, Dallas, Texas	75234-8923
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 932-9500

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

Voyager Learning Company and Subsidiaries

Condensed Consolidated Statements of Operations

For the Thirteen Week Periods Ended March 31, 2007, and April 1, 2006

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Net sales	$20,059	$22,709
Cost of sales	(11,581)	(12,467)

Gross profit	8,478	10,242

Research and development expense	(1,109)	(1,472)
Selling and administrative expense	(22,668)	(29,038)

Loss from continuing operations before interest and income taxes	(15,299)	(20,268)

Net interest expense:
Interest income	1,171	270
Interest expense	(2,489)	(4,843)

Net interest expense	(1,318)	(4,573)

Sublease income	732	—

Loss from continuing operations before income taxes	(15,885)	(24,841)
Income tax benefit	6,074	4,088

Loss from continuing operations	(9,811)	(20,753)

Earnings from discontinued operations (less applicable income taxes of $1,491 and $6,503, respectively)	4,594	1,095
Gain on sale of discontinued operations (less applicable income taxes of $11,160 and $0, respectively)	46,572	—

Net earnings (loss)	$41,355	$(19,658)

Net earnings (loss) per common share:

Basic:
Loss from continuing operations	$(0.32)	$(0.70)
Earnings from discontinued operations	0.15	0.04
Gain on sale of discontinued operations	1.56	—

Basic net earnings (loss) per common share	$1.39	$(0.66)

Diluted:
Loss from continuing operations	$(0.32)	$(0.70)
Earnings from discontinued operations	0.15	0.04
Gain on sale of discontinued operations	1.56	—

Diluted net earnings (loss) per common share	$1.39	$(0.66)

Average number of common shares and equivalents outstanding:
Basic	29,847	29,808
Diluted	29,847	29,808

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2007 and December 30, 2006

(In thousands)

	March 31, 2007 (Unaudited)	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$85,484	$39,902
Accounts receivable, net	14,800	15,333
Income tax receivable	60,896	9,858
Inventory	15,360	12,601
Other current assets	15,704	69,552
Assets related to discontinued operations, current	—	70,712

Total current assets	192,244	217,958

Property, equipment, and software at cost	21,516	20,914
Accumulated depreciation and amortization	(6,003)	(5,124)

Net property, equipment and software	15,513	15,790

Goodwill	210,090	210,090
Acquired curriculum intangibles, net	61,903	65,625
Other intangible assets, net	7,850	8,323
Developed curriculum, net	7,786	6,997
Other assets	15,983	18,145
Assets related to discontinued operations, noncurrent	—	290,603

Total assets	$511,369	$833,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$864	$59,072
Accounts payable	29,270	10,056
Accrued expenses	28,812	83,773
Deferred revenue	14,292	17,705
Liabilities related to discontinued operations, current	—	215,264

Total current liabilities	73,238	385,870

Long-term liabilities:
Long-term debt, less current maturities	1,377	1,592
Other liabilities	71,761	96,653
Liabilities related to discontinued operations, noncurrent	—	42,422

Total long-term liabilities	73,138	140,667

Commitments and contingencies (See Note 15)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,552 shares issued and 29,885 shares outstanding at March 31, 2007, 30,565 shares issued and 29,910 shares outstanding at December 30, 2006)	30	30
Capital surplus	355,715	356,655
Accumulated earnings (deficit)	28,867	(33,373)
Treasury stock, at cost (667 shares at March 31, 2007 and 655 shares at December 30, 2006)	(16,725)	(16,577)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment, net of tax	—	25,989
Pension and postretirement plans, net of tax	(3,110)	(26,401)
Net unrealized gain on securities, net of tax	216	671

Accumulated other comprehensive income (loss)	(2,894)	259

Total shareholders’ equity	364,993	306,994

Total liabilities and shareholders’ equity	$511,369	$833,531

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Thirteen Week Periods Ended March 31, 2007, and April 1, 2006

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Operating activities:
Net earnings (loss)	$41,355	$(19,658)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(4,594)	(1,095)
Gain on sale of discontinued operations, net of tax	(46,572)	—
Depreciation and amortization	5,781	5,854
Amortization and write-off of deferred financing costs	2,236	163
Stock-based compensation (benefit)	(999)	1,388
Gain on sale of available for sale securities	(483)	(368)
Deferred income taxes	(6,349)	(27)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(50,505)	9,346
Inventory	(2,759)	572
Other current assets	54,283	(988)
Other assets	(789)	(15,005)
Accounts payable	25,531	(3,583)
Accrued expenses	(57,533)	4,150
Deferred revenue	(3,335)	(2,153)
Other long-term liabilities	(11,625)	13,485
Other, net	(28)	(124)

Net cash used in operating activities of continuing operations	(56,385)	(8,043)

Investing activities:
Expenditures for property, equipment, curriculum development costs, and software	(2,093)	(1,587)
Purchases of equity investments available for sale	(7,474)	(4,038)
Proceeds from sales of equity investments available for sale	7,078	8,976
Proceeds from sale of discontinued operations, net	186,342	—

Net cash provided by investing activities of continuing operations	183,853	3,351

Financing activities:
Proceeds from debt	—	248,694
Repayment of debt	(58,225)	(232,600)
Principal payments under capital lease obligations	(198)	(112)
Debt issuance costs	(302)	(50)
Proceeds from exercise of stock options, net	—	589

Net cash provided by (used in) financing activities of continuing operations	(58,725)	16,521

Effect of exchange rate changes on cash	—	660

Increase in cash and cash equivalents of continuing operations	68,743	12,489

Net cash used in discontinued operations:
Net cash used in operating activities	(19,891)	(359)
Net cash used in investing activities	(2,540)	(14,531)
Net cash used in financing activities	(730)	(6,038)

Net cash used in discontinued operations	(23,161)	(20,928)

Increase (decrease) in cash and cash equivalents	45,582	(8,439)

Cash and cash equivalents, beginning of period	39,902	30,957

Cash and cash equivalents, end of period	$85,484	$22,518

Non-cash financing and investing activities:
Acquisition of equipment through capital leases	$—	$43

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Voyager Learning Company and its subsidiaries and are unaudited. All intercompany transactions are eliminated.

On November 28, 2006, we sold ProQuest Business Solutions (“PQBS”) to Snap-on Incorporated. In December 2006, we announced the sale of ProQuest Information & Learning (“PQIL”) to Cambridge Scientific Abstracts, LP. The sale of PQIL was completed on February 9, 2007. The operating results and the gain on sale of PQBS and PQIL have been segregated from our continuing operations for all periods presented in our Condensed Consolidated Financial Statements and are separately reported as discontinued operations (see Note 6 herein).

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2006 Consolidated Financial Statements have been made to conform to the 2007 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 30, 2006 (the “2006 10-K”). The Company has already filed its annual report on Form 10-K for the year ended December 29, 2007 (the “2007 Form 10-K”). This section should also be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in the 2007 Form 10-K. Due to seasonality, the results of operations for the thirteen weeks ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 29, 2007.

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

With the sale of PQBS in November 2006 and the sale of PQIL in February 2007, the Company had business segments that were included in discontinued operations in both years. Because the Company’s management approach, organizational structure, operating performance measurement and reporting, and operational decision making are performed from a single company perspective, the Company operates as one reportable segment within the United States (“U.S.”) in fiscal 2007, which includes all corporate operations.

Note 2—Correction of an Immaterial Error

While preparing for adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and also preparation of the 2007 tax provision, we discovered errors in the amount of income tax expense (benefit) recognized in 2006. These errors were primarily related to the calculation of U.S. tax basis of foreign and domestic subsidiaries. These tax errors while immaterial to the previously issued 2006 financial statements, could distort the 2007 financial results. As such, we have corrected the 2006 results being presented in the 2007 financial statements. There was no impact on the statement of operations for the thirteen weeks ended April 1, 2006 as the changes all impacted the fourth quarter of fiscal year 2006. Changes to the December 30, 2006 consolidated balance sheet are as follows:

Consolidated Balance Sheet

As of December 30, 2006

(Dollars in thousands)	2006 as Originally Filed	Error Correction	2006 as Corrected
Assets:
Other current assets	$72,162	$(2,610)	$69,552
Total current assets	220,568	(2,610)	217,958
Total assets	836,141	(2,610)	833,531

Liabilities:
Accrued expenses	85,269	(1,496)	83,773
Total current liabilities	387,366	(1,496)	385,870
Other liabilities	88,341	8,312	96,653
Total long-term liabilities	132,355	8,312	140,667

Shareholders’ equity (deficit):
Accumulated deficit	(24,102)	(9,271)	(33,373)

Other comprehensive income (loss):
Accumulated foreign currency translation adjustment, net of tax expense of $2,423 and $2,739 as corrected	26,305	(316)	25,989
Pension and postretirement plans, net of tax benefit of $544 and $713 as corrected	(26,570)	169	(26,401)
Net unrealized gain on securities, net of tax expense of $31 and $39 as corrected	679	(8)	671
Accumulated other comprehensive income (loss)	414	(155)	259
Total shareholders’ equity (deficit)	316,420	(9,426)	306,994

Total liabilities and shareholders’ equity	836,141	(2,610)	833,531

Note 3—Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.3 million and $1.8 million at March 31, 2007 and December 30, 2006, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The allowance for sales returns is based on historical rates of return.

Note 4—Stock-Based Compensation

The total amount of pre-tax expense (benefit) for stock-based compensation recognized in selling, general and administrative expense, in the thirteen weeks ended March 31, 2007 and April 2, 2006 was $(1.0) million and $1.0 million, respectively. Additionally, $(0.1) million and $0.4 million in pre-tax expense (benefit) for stock-based compensation is recognized in earnings from discontinued operations in the thirteen weeks ended March 31, 2007 and April 2, 2006, respectively.

There were no issuances of stock-based compensation awards during the thirteen weeks ended March 31, 2007.

Note 5—Net Earnings (Loss) per Common Share

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

(Shares in thousands)	March 31, 2007	April 1, 2006
Basic	29,847	29,808
Dilutive effect of awards	—	—

Diluted	29,847	29,808

No awards were included in the computation of diluted net earnings (loss) per common share for the thirteen weeks ended March 31, 2007 and April 1, 2006 because a loss from operations occurred and to include them would be anti-dilutive.

Note 6—Discontinued Operations

In the second quarter of 2006, the Company determined to sell PQBS and PQIL to raise capital to repay its outstanding debt. The Board authorized the plan of sale and investment bankers were retained to assist the Company in the sales. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. On February 9, 2007, we sold PQIL and all of our remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. We used a portion of the proceeds from that sale to pay down all remaining debt, excluding capital leases.

The operating results of sold or to be sold businesses have been segregated from our continuing operations. The Condensed Consolidated Statements of Operations separately reflect the earnings of PQBS and PQIL and the gain on sale of PQIL as discontinued operations. Interest expense of $0.8 million and $3.3 million for the thirteen weeks ended March 31, 2007 and April 1, 2006 respectively, was allocated to discontinued operations based on the ratio of sold or to be sold businesses to total net assets of the consolidated company.

The major classes of assets and liabilities related to discontinued operations at fiscal year ended December 30, 2006 included in our Consolidated Balance Sheets, all of which relate to the ProQuest Information and Learning businesses, were as follows:

(Dollars in thousands)	Fiscal Period Ended December 30, 2006
Assets related to discontinued operations:
Accounts receivable, net	$46,456
Other current assets	24,256

Total current assets related to discontinued operations	70,712
Property, plant, equipment, and software, net	206,171
Long-term receivables	3,173
Goodwill, net	68,398
Other intangible assets, net	6,946
Other assets	5,915

Total assets related to discontinued operations	$361,315

Liabilities related to discontinued operations:
Current maturities of long-term debt	$5,945
Accounts payable	51,284
Accrued expenses	11,629
Deferred income	146,406

Total current liabilities related to discontinued operations	215,264

Long-term debt, less current maturities	5,019
Other liabilities	37,403

Total liabilities related to discontinued operations	$257,686

Results from discontinued operations are shown in the tables below for the quarter to date periods indicated:

	Thirteen Weeks Ended
(Dollars in thousands)	March 31, 2007	April 1, 2006
Net sales by business segment:
ProQuest Information and Learning	$26,062	$59,608
ProQuest Business Solutions	—	44,915

Net sales from discontinued operations	$26,062	$104,523

Earnings (loss) before interest and income taxes:
ProQuest Information and Learning	$6,932	$(1,700)
ProQuest Business Solutions	—	13,022

Earnings from discontinued operations before interest and income taxes	6,932	11,322

Interest expense, net	(847)	(3,724)
Income tax expense	(1,491)	(6,503)

Earnings from discontinued operations, net of taxes	$4,594	$1,095

The gain on sale of discontinued operations for the thirteen weeks ended March 31, 2007, which relates to the ProQuest Information and Learning businesses, was derived as follows:

(Dollars in thousands)
Sale price	$195,249
Net assets, related liabilities, and selling costs (1)	(137,517)

Gain on sale	57,732
Income tax expense	(11,160)

Gain on sale of discontinued operations, net of tax	$46,572

(1)	Net assets sold includes goodwill of $68.0 million

Note 7—Comprehensive Income

Comprehensive income or loss includes net earnings, foreign currency translation adjustments, minimum pension liability, and net unrealized gain on available-for-sale securities.

Comprehensive income is shown in the table below for the periods indicated:

	Thirteen Weeks Ended
(Dollars in thousands)	March 31, 2007	April 1, 2006
Net earnings (loss)	$41,355	$(19,658)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,313)	1,472
Pension and postretirement plans, net of tax	8	—
Unrealized gain (loss) on securities, net of tax	(455)	(158)

Comprehensive income (loss)	$39,595	$(18,344)

Note 8—Other Current Assets

Other current assets at March 31, 2007 and December 30, 2006 consisted of the following:

	As of
(Dollars in thousands)	March 31, 2007	December 30, 2006
Short-term deferred tax asset	$2,566	$61,153
Deferred costs	1,092	1,394
Available for sale securities	5,118	4,677
Other	6,928	2,328

Total	$15,704	$69,552

Note 9—Other Assets

Other assets at March 31, 2007 and December 30, 2006 consisted of the following:

	As of
(Dollars in thousands)	March 31, 2007	December 30, 2006
Long-term deferred tax asset	$—	$1,016
Deferred financing costs, net	50	1,984
Insurance receivable	15,000	15,000
Other	933	145

Total	$15,983	$18,145

Note 10—Accrued Expenses

Accrued expenses at March 31, 2007 and December 30, 2006 consisted of the following:

	As of
(Dollars in thousands)	March 31, 2007	December 30, 2006
Accrued income taxes	$—	$56,513
Salaries, bonuses and benefits	10,958	15,510
Corporate transition costs	1,451	—
Other	16,403	11,750

Total	$28,812	$83,773

On February 12, 2007, the Company’s Board of Directors approved and announced to employees the closing of the corporate office in Ann Arbor, Michigan. The transition plan, which is expected to be completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.4 million in severance and retention expense related to the transition plan, of which $4.2 million was accrued during the thirteen weeks ended March 31, 2007. Costs are included in selling, general, and administrative expense. The change in accruals for corporate transition costs related to severance and retention payments for the thirteen weeks ended March 31, 2007 is as follows:

(Dollars in thousands)
Balance as of December 30, 2006	$—
Accruals	4,152
Payments made	—

Balance as of March 31, 2007	$4,152

Current portion	$1,451

Long-term portion	$2,701

Note 11—Other Liabilities

Other liabilities at March 31, 2007 and December 30, 2006 consisted of the following:

	As of
(Dollars in thousands)	March 31, 2007	December 30, 2006
Pension benefits, long-term portion	$20,511	$20,853
Long-term deferred tax liability	10,775	1,326
Long-term income tax payable	1,048	28,092
Legal contingency accrual	20,000	20,000
Long-term deferred compensation	5,610	11,592
Post-retirement medical benefits, long-term portion	135	137
Deferred rent	7,675	7,303
Long-term deferred revenue	128	50
Other	5,879	7,300

Total	$71,761	$96,653

Note 12—Pension and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Thirteen Weeks Ended
	U.S. Defined Benefit Pension Plan		Other Postretirement Benefits
(Dollars in thousands)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Service cost	$—	$—	$—	$—
Interest cost	297	307	2	3
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	34	34	(26)	(27)

Net pension and other postretirement benefit cost (income)	$331	$341	$(24)	$(24)

Note 13—Debt and Lines of Credit

The following table summarizes our debt as of the dates indicated:

	As of
(Dollars in thousands)	March 31, 2007	December 30, 2006
Long-term debt:
2002 Senior notes due 10/01/12	$—	$16,605
2005 Senior notes due 01/31/15	—	19,373
Revolving credit agreement	—	22,247
Capital lease obligations	2,236	2,433
Termination costs	5	6

Long-term debt	2,241	60,664
Less: current maturities	(864)	(59,072)

Long-term debt, less current maturities	$1,377	$1,592

Upon closing on the sale of PQIL on February 9, 2007, we paid our remaining balances owed to our lenders and noteholders and were released from all obligations under the 2002 Senior Notes due 10/01/12, 2005 Senior Notes due 01/31/15, and the 2005 Revolving Credit Agreement.

Interest expense for the first quarter of 2007 includes $2.2 million for amortization and write-off of deferred financing fees related to the extinguished debt balances.

Note 14—Uncertain Tax Positions

Effective December 31, 2006, the Company adopted FIN 48. FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current or long term based on the time until expected payment.

Upon adoption of FIN 48, the Company recorded a reduction to its accumulated deficit of $20.9 million and had a total of $18.9 million of unrecognized tax benefits. The total amount of these unrecognized tax benefits that, if recognized, would affect the effective tax rate is $8.0 million.

In the first quarter of 2007, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $3.5 million, which primarily relates to positions taken during prior periods that are moved to a guarantor liability account or the gain on disposition of a subsidiary. Following this decrease, the total amount of these unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.2 million.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Previously, our policy was to classify interest and penalties as an operating expense in arriving at pretax income. The Company had approximately $9,000 in interest related to unrecognized tax benefits accrued as of the FIN 48 adoption date and no amounts were accrued for penalties as of such date.

The Company anticipates the settlement of approximately $0.6 million with the taxing authorities within the next twelve months for non-deductible costs.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The tax years which remain subject to examination by major tax jurisdictions as of fiscal year end 2007 include 2002-2007.

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

Note 15—Contingent Liabilities

Putative Securities Class Actions

Between February and April 2006, four putative securities class actions, consolidated and designated In re ProQuest Company Securities Litigation, were filed in the U.S. District Court for the Eastern District of Michigan (the “Court”) against the Company and certain of its former and then-current officers and directors. Each of these substantially similar lawsuits alleged that the Company and certain officers and directors (“the Defendants”) violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

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

Shareholder Derivative Lawsuits

On April 18, 2006 and December 19, 2006, respectively, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Michigan (the “Court”), purportedly on behalf of the Company against certain current and former officers and directors of the Company by certain of the Company’s shareholders. Both cases were assigned to Honorable Avern Cohn, who entered a stipulated order staying the litigation pending completion of the Company’s restatement and a special committee investigation into the restatement.

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

Securities and Exchange Commission Investigation

In February 2006, the Division of Enforcement of the SEC commenced an informal inquiry regarding the Company’s announcement of a possible restatement. In April 2006, the Division of Enforcement of the SEC commenced a formal, non-public investigation in connection with the Company’s restatement. On July 22, 2008, the SEC (“Commission”) filed a settled enforcement action against the Company in the U.S. District Court for the Eastern District of Michigan. Pursuant to that settlement, the terms of which were disclosed previously by the Company, without admitting or denying the allegations in the Complaint, the Company consented to the filing by the Commission of a Complaint, and to the imposition by the Court of a final judgment of permanent injunction against the Company. The Complaint alleges civil violations of the reporting, books and records and internal controls provisions of the Securities Exchange Act of 1934. The final judgment was signed by the Court on July 28, 2008 and permanently enjoins the Company from future violations of those provisions. No monetary penalty was imposed. The settlement resolved fully the previously disclosed SEC investigation of the Company’s restatement.

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

We have letters of credit in the amount of $0.6 million outstanding as of March 31, 2007 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year December 30, 2006 (the “2006 Form 10-K”), as well as the accompanying interim financial statements and the notes thereto for the periods ending March 31, 2007. The Company has already filed its annual report on Form 10-K for the year ended December 29, 2007 (the “2007 Form 10-K”). This section should also be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in the 2007 Form 10-K.

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

Results of Continuing Operations

Voyager Expanded Learning and ExploreLearning were both acquired in 2005 and Learning A-Z was acquired in 2004. These operations together are Voyager Education (“VED”) and comprise our single reporting segment for fiscal year 2007. The continuing operations presented below include the operational activities for VED and the activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas and complete the sale of PQIL.

We determined to sell ProQuest Business Solutions (“PQBS”) and ProQuest Information & Learning (“PQIL”) in the second quarter of 2006. PQBS was sold on November 28, 2006 and PQIL was sold on February 9, 2007 and therefore their results are classified as discontinued operations and excluded from the following discussion.

First Quarter of Fiscal 2007 Compared to the First Quarter of Fiscal 2006

	Thirteen Weeks Ended
(Dollars in millions)	March 31, 2007		April 1, 2006
		% of		% of	Favorable / (Unfavorable)
	Amount	sales	Amount	sales	$	%
Net sales	$20.1	100.0	$22.7	100.0	$(2.6)	(11.5)
Cost of sales	(11.6)	(57.7)	(12.5)	(55.1)	0.9	7.2

Gross profit	8.5	42.3	10.2	44.9	(1.7)	(16.7)

Research and development expense	(1.1)	(5.5)	(1.5)	(6.6)	0.4	26.7
Selling and administrative expense	(22.7)	(112.9)	(29.0)	(127.7)	6.3	21.7

Loss from continuing operations before interest and income taxes	(15.3)	(76.1)	(20.3)	(89.4)	5.0	24.6

Net interest expense	(1.3)	(6.5)	(4.6)	(20.3)	3.3	71.7
Sublease income	0.7	3.5	—	—	0.7	100.0
Income tax benefit	6.1	30.3	4.1	18.1	2.0	48.8

Loss from continuing operations	$(9.8)	(48.8)	$(20.8)	(91.6)	$11.0	52.9

Net Sales.

Our total net sales from continuing operations decreased $2.6 million, or 11.5%, to $20.1 million in the first quarter of 2007. In 2007, the Company deferred a larger percentage of sales than in 2006 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. The Company defers the revenue associated with those services and on-line access and recognizes the revenue over the period they are delivered.

Gross Profit.

Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Additionally, cost of sales includes amortization related to our acquired and developed curriculum and certain other operational assets. Our gross profit percentage for the first quarter of 2007 decreased 2.6 percentage points to 42.3% compared to 44.9% for the first quarter of 2006. The decrease is due to the deferral of a larger percentage of sales in 2007 versus 2006, which reduced net sales but had less impact on cost of sales. The higher deferral percentages are primarily due to increased revenue attributed to our online materials, which are recognized over the period access is provided. VED sales and, therefore, its gross profit are subject to seasonality with the first and fourth quarters being the weakest.

Research and Development.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first quarter of 2007 decreased $0.4 million to $1.1 million compared to the first quarter of 2006, primarily due to the timing of expenditures.

Selling and Administrative.

	Thirteen Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	March 31, 2007	April 1, 2006	$	%
VED	$9.8	$12.4	$2.6	21.0
Corporate	12.9	16.6	3.7	22.3

Total	$22.7	$29.0	$6.3	21.7

Selling and administrative expenses decreased $6.3 million, or 21.7%, to $22.7 million compared to the first quarter of fiscal 2006. Selling and administrative activities include $12.9 million in the first quarter of 2007 and $16.6 million in first quarter of 2006 related to activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL. These corporate expenses decreased $3.7 million, or 22.3%, as a result of higher professional fees incurred in fiscal 2006 related to the restatement efforts.

Excluding the corporate costs, selling and administrative expenses decreased $2.6 million, or 21.0%, year over year, and represented 48.8% and 54.6% as a percentage of revenues for the first quarter of fiscal 2007 and 2006, respectively. The decrease is primarily due to the timing of sales activities.

Net Interest Expense.

	Thirteen Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	March 31, 2007	April 1, 2006	$	%
Interest income	$1.2	$0.3	$0.9	300.0
Interest expense	(2.5)	(4.9)	2.4	49.0

Total	$(1.3)	$(4.6)	$3.3	71.7

Net interest expense totaled $1.3 million in the first quarter of fiscal 2007 versus $4.6 million in the first quarter of fiscal 2006. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. On February 9, 2007, we sold PQIL and all of our remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. We used a portion of the proceeds from that sale to pay off all remaining debt, excluding capital leases. The result of this activity was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, higher cash balances during 2007, primarily as a result of the proceeds, increased earnings on cash balances and investments.

Sublease Income.

The Company announced plans after the sale of PQBS and PQIL to transition all of its corporate functions from its Ann Arbor headquarters to Dallas during 2007 and 2008. From the date of the sale of PQIL in February 2007, the Company subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $0.7 million for the first quarter of fiscal 2007.

Income Tax Benefit.

For the first quarter of fiscal 2007, the Company attributed an income tax benefit to continuing operations of $6.1 million, which represents an effective tax rate of 38.2%. For the first quarter of fiscal 2006, the Company attributed an income tax benefit to continuing operations of $4.1 million, which represents an effective tax rate of 25.6%. The income tax benefit recognized in 2006 was limited to income tax expense recognized by the Company’s U.S. domestic discontinued operations.

Discontinued Operations.

In December 2006, we announced the sale of our PQIL businesses. The sale was completed in February 2007 for $195.2 million after final adjustments for working capital and assumed liabilities. Accordingly, the operating results of the PQIL businesses have been segregated from our continuing operations and reported as earnings from discontinued operations. The assets and liabilities were reported at estimated fair value as assets and liabilities related to discontinued operations as of December 30, 2006. We recognized a gain on the sale of discontinued operations of $46.6 million (net of tax) due to the sale of PQIL in the first quarter of fiscal 2007.

Liquidity

As of March 31, 2007, the Company did not have any debt with the exception of certain capital leases. We used the proceeds from the sale of the PQBS businesses on November 28, 2006 and PQIL businesses on February 9, 2007 to fully repay all of our outstanding debt balances, excluding capital leases. Cash and cash equivalents increased to $85.5 million at March 31, 2007 compared to $39.9 million at December 30, 2006.

During the first quarter of fiscal 2007, cash used in operating activities from continuing operations was $56.4 million, which includes net tax payments of $60.4 million. Additionally, operating cash outflows include expenditures related to personnel and activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL, as well as contributions made to legacy employee benefit plans.

Cash from continuing operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.

Other significant uses of cash for continuing operations during the first quarter of 2007 included:

•	$58.5 million for debt repayment and debt-related costs including fees and required make-whole premiums;

•	$2.1 million of expenditures related to property, equipment, curriculum development costs, and software;

•	$0.4 million for purchases of marketable securities, net of proceeds from the sale or maturity of these securities; and

•	$0.2 million for principal payments on capital leases.

The sale of PQIL generated $186.3 million net of selling costs.

Net cash used in discontinued operations in the first quarter of fiscal 2007 was $23.2 million. We made payments of $22.9 million in early 2007 to the United Kingdom (“U.K.”) pension plan concurrent with the sale of PQIL in February 2007. As a result of the sale of PQIL in 2007, the obligation for our U.K. pension plan was assumed by the buyer of PQIL and as of February 2007 we have no further obligation to make U.K. pension contributions.

Recently Issued Financial Accounting Standards

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At March 31, 2007, the Company does not have any interest rate forwards or option contracts outstanding.

As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payments of all of the Company’s outstanding debt, excluding capital leases, the Company no longer has any material interest rate risk.

Foreign Currency Risk

At March 31, 2007, the Company does not have any outstanding foreign currency forwards or option contracts.

As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payments of all of the Company’s outstanding debt, excluding capital leases, the Company no longer has any material exposure to changes in foreign currency rates.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007 due to material weaknesses in internal control over financial reporting as described in the 2006 Form 10-K.

Changes in Internal Control over Financial Reporting.

As the material weaknesses disclosed in the 2006 Form 10-K for the year ended December 30, 2006 were identified during and after the quarter ending March 31, 2007, the Company did not have the ability to remediate all of the control deficiencies identified in the 2006 Form 10-K.

The Company sold its PQIL operations on February 9, 2007. The following deficiencies related specifically to internal controls at PQIL and are remediated during the first quarter of 2007 as a result of the sale:

Insufficient review and approval controls to ensure the propriety of certain spreadsheets critical to financial statement preparation;

Insufficient controls to ensure that key account reconciliations were prepared timely, appropriately reviewed and approved or properly reconciled to support detail;

Inadequate review and authorization controls associated with accounts payable disbursements;

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

Sufficient review and approval controls were not designed to ensure that revenue transactions and related cost of these transactions were properly accounted for;

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

The following deficiency disclosed in the 2006 Form 10-K was also remediated during the first quarter of 2007:

Deficiency - Management did not have adequate monitoring and information and communication controls at the entity level. Specifically, controls at the entity level to monitor the design and operating effectiveness of other specific controls presented in the following paragraphs were not operating effectively. Information and communication controls were not properly developed and designed by management to communicate and enforce, as applicable, corporate strategy and objectives, policies and procedures, ethical practices and behavior, authorization policies, training and job responsibilities.

The Company validated existing and designed and implemented a number of specific entity-level controls to ensure adequate monitoring and information and communication activities. Specific examples include the following:

•

Monitoring activities performed by the Audit Committee, including meeting with the independent external and internal auditors, and authorizing and reviewing the SOX audit plans and results, and reviewing financial results.

•

Monitoring activities performed by Management including frequent, periodic Senior Management meetings to review and discuss key issues facing the Company, review and evaluate tone at the top and governance issues and financial results.

•	Monitoring activities performed by functional management over business and financial results including close supervision and review of month-end financial close reports and financial statements.

•

Enhanced information and communication mechanisms including the Senior Management meetings referenced above, posting of information to the Company website, dissemination of email communications and information presented during the annual meeting.

•	Dissemination of a Code of Business Conduct to all employees.

•	Dissemination of a Code of Ethical Conduct to finance and accounting employees.

•	Development of job descriptions and training plans.

•

Development, implementation and on-going evaluation of controls activities at the business process level to reinforce the Company’s emphasis on ethical behavior and to focus on compliance with the Company’s policies and procedures including authorization protocols.

Part II. Other Information

Item 1.	Legal Proceedings

Putative Securities Class Actions

Between February and April 2006, four putative securities class actions, consolidated and designated In re ProQuest Company Securities Litigation, were filed in the U.S. District Court for the Eastern District of Michigan (the “Court”) against the Company and certain of its former and then-current officers and directors. Each of these substantially similar lawsuits alleged that the Company and certain officers and directors (“the Defendants”) violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

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

Shareholder Derivative Lawsuits

On April 18, 2006 and December 19, 2006, respectively, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Michigan (the “Court”), purportedly on behalf of the Company against certain current and former officers and directors of the Company by certain of the Company’s shareholders. Both cases were assigned to Honorable Avern Cohn, who entered a stipulated order staying the litigation pending completion of the Company’s restatement and a special committee investigation into the restatement.

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

Pursuant to that settlement, the terms of which were disclosed previously by the Company, without admitting or denying the allegations in the Complaint, the Company consented to the filing by the Commission of a Complaint, and to the imposition by the Court of a final judgment of permanent injunction against the Company. The Complaint alleges civil violations of the reporting, books and records and internal controls provisions of the Securities Exchange Act of 1934. The final judgment was signed by the Court on July 28, 2008 and permanently enjoins the Company from future violations of those provisions. No monetary penalty was imposed. The settlement resolved fully the previously disclosed SEC investigation of the Company’s restatement.

Item 1A. Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Item 5.	Other Information

In a Current Report on Form 8-K filed by the Company on December 4, 2006, the Company reported that it had completed the sale of ProQuest Business Solutions (“PQBS”) to Snap-On Incorporated (“Snap-On”). The material reported in such Current Report is incorporated herein by reference. PQBS has been accounted for as discontinued operations in conformity with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” since the second quarter of fiscal 2006.

In a Current Report on Form 8-K filed by the Company on February 15, 2007, the Company reported that it had completed the sale of its Information and Learning business (“PQIL”) to Cambridge Scientific Abstracts and its affiliates. The material reported in such Current Report is incorporated herein by reference. PQIL has been accounted for as discontinued operations in conformity with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” since the second quarter of fiscal 2006.

For information regarding how these dispositions impacted the consolidated finanial statements of the Company, see the discontinued operations detail with respect to these sales contained in the Company’s Annual Report on Form 10-K for fiscal 2006, including Note 5 to the consolidated financial statements, and the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, including Note 3, which information is incorporated herein by reference.

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

Date: December 15, 2008	VOYAGER LEARNING COMPANY

/s/ Richard J. Surratt
Richard J. Surratt
President and CEO

/s/ David W. Asai
David W. Asai
Senior Vice President and Chief Financial Officer