Form 10-Q
period 2007-06-30
Voyager Learning CO
filed 2008-12-15
CIK 215219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Ended June 30, 2007, and July 1, 2006

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$36,330	$37,592	$56,389	$60,301
Cost of sales	(15,298)	(16,809)	(26,879)	(29,276)

Gross profit	21,032	20,783	29,510	31,025

Research and development expense	(1,278)	(1,268)	(2,387)	(2,740)
Selling and administrative expense	(23,493)	(24,314)	(46,161)	(53,352)

Loss from continuing operations before interest and income taxes	(3,739)	(4,799)	(19,038)	(25,067)

Net interest income (expense):
Interest income	994	447	2,165	717
Interest expense	(469)	(7,515)	(2,958)	(12,358)

Net interest income (expense)	525	(7,068)	(793)	(11,641)
Sublease income	1,229	—	1,961	—

Loss from continuing operations before income taxes	(1,985)	(11,867)	(17,870)	(36,708)
Income tax benefit	756	3,847	6,830	7,935

Loss from continuing operations	(1,229)	(8,020)	(11,040)	(28,773)

Earnings from discontinued operations (less applicable income taxes of $0, $300, $1,491 and $6,203, respectively)	—	9,829	4,594	10,924
Gain on sale of discontinued operations (less applicable income taxes of $0, $0, $11,160, and $0, respectively)	—	—	46,572	—

Net earnings (loss)	$(1,229)	$1,809	$40,126	$(17,849)

Net earnings (loss) per common share:

Basic:
Loss from continuing operations	$(0.04)	$(0.27)	$(0.37)	$(0.97)
Earnings from discontinued operations	—	0.33	0.15	0.37
Gain on sale of discontinued operations	—	—	1.56	—

Basic net earnings (loss) per common share	$(0.04)	$0.06	$1.34	$(0.60)

Diluted:
Loss from continuing operations	$(0.04)	$(0.27)	$(0.37)	$(0.97)
Earnings from discontinued operations	—	0.33	0.15	0.37
Gain on sale of discontinued operations	—	—	1.56	—

Diluted net earnings (loss) per common share	$(0.04)	$0.06	$1.34	$(0.60)

Average number of common shares and equivalents outstanding:
Basic	29,858	29,817	29,852	29,812
Diluted	29,858	29,817	29,852	29,812

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2007 and December 30, 2006

(In thousands)

	June 30, 2007 (Unaudited)	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$53,895	$39,902
Accounts receivable, net	19,371	15,333
Income tax receivable	60,979	9,858
Inventory	16,426	12,601
Other current assets	14,454	69,552
Assets related to discontinued operations, current	—	70,712

Total current assets	165,125	217,958

Property, equipment, and software at cost	22,269	20,914
Accumulated depreciation and amortization	(6,922)	(5,124)

Net property, equipment and software	15,347	15,790

Goodwill	210,090	210,090
Acquired curriculum intangibles, net	58,336	65,625
Other intangible assets, net	7,377	8,323
Developed curriculum, net	9,138	6,997
Other assets	16,597	18,145
Assets related to discontinued operations, noncurrent	—	290,603

Total assets	$482,010	$833,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$871	$59,072
Accounts payable	7,615	10,056
Accrued expenses	26,046	83,773
Deferred revenue	12,323	17,705
Liabilities related to discontinued operations, current	—	215,264

Total current liabilities	46,855	385,870

Long-term liabilities:
Long-term debt, less current maturities	1,175	1,592
Other liabilities	69,881	96,653
Liabilities related to discontinued operations, noncurrent	—	42,422

Total long-term liabilities	71,056	140,667

Commitments and contingencies (See Note 15)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,552 shares issued and 29,885 shares outstanding at June 30, 2007, and 30,565 shares issued and 29,910 shares outstanding at December 30, 2006)	30	30
Capital surplus	356,031	356,655
Accumulated earnings (deficit)	27,638	(33,373)
Treasury stock, at cost (667 shares at June 30, 2007 and 655 shares at December 30, 2006)	(16,725)	(16,577)
Other comprehensive income (loss):
Accumulated foreign currency translation adjustment, net of tax	—	25,989
Pension and postretirement plans, net of tax	(3,102)	(26,401)
Net unrealized gain on securities, net of tax	227	671

Accumulated other comprehensive income (loss)	(2,875)	259

Total shareholders’ equity	364,099	306,994

Total liabilities and shareholders’ equity	$482,010	$833,531

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Twenty-Six Week Periods

Ended June 30, 2007, and July 1, 2006

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006
Operating activities:
Net earnings (loss)	$40,126	$(17,849)

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Earnings from discontinued operations, net of tax	(4,594)	(10,924)
Gain on sale of discontinued operations, net of tax	(46,572)	—
Depreciation and amortization	11,470	11,748
Amortization and write-off of deferred financing costs	2,236	1,767
Stock-based compensation (benefit)	(626)	2,890
Gain on sale of available for sale securities	(508)	(403)
Deferred income taxes	(7,106)	(162)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(55,159)	1,610
Inventory	(3,826)	86
Other current assets	54,319	309
Other assets	(1,404)	(15,008)
Accounts payable	3,875	1,560
Accrued expenses	(60,300)	(5,100)
Deferred revenue	(5,157)	(4,134)
Other long-term liabilities	(12,942)	17,407
Other, net	(15)	(119)

Net cash used in operating activities of continuing operations	(86,183)	(16,322)

Investing activities:
Expenditures for property, equipment, curriculum development costs, and software	(4,934)	(10,585)
Purchases of equity investments available for sale	(7,656)	(5,317)
Proceeds from sales of equity investments available for sale	8,505	10,810
Proceeds from sale of discontinued operations, net	186,342	—

Net cash provided by investing activities of continuing operations	182,257	(5,092)

Financing activities:
Proceeds from debt	—	542,517
Repayment of debt	(58,225)	(499,434)
Principal payments under capital lease obligations	(393)	(331)
Debt issuance costs	(302)	(3,156)
Proceeds from exercise of stock options, net	—	589

Net cash provided by (used in) financing activities of continuing operations	(58,920)	40,185

Effect of exchange rate changes on cash	—	841

Increase in cash and cash equivalents of continuing operations	37,154	19,612

Net cash used in discontinued operations:
Net cash used in operating activities	(19,891)	(1,634)
Net cash used in investing activities	(2,540)	(26,093)
Net cash used in financing activities	(730)	(11,882)

Net cash used in discontinued operations	(23,161)	(39,609)

Increase (decrease) in cash and cash equivalents	13,993	(19,997)

Cash and cash equivalents, beginning of period	39,902	30,957

Cash and cash equivalents, end of period	$53,895	$10,960

Non-cash financing and investing activities:
Acquisition of equipment through capital leases	$—	$1,937

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

As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Certain reclassifications to the 2006 Consolidated Financial Statements have been made to conform to the 2007 presentation. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 30, 2006 (the “2006 10-K”). The Company has already filed its annual report on Form 10-K for the year ended December 29, 2007 (the “2007 Form 10-K”). This section should also be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in the 2007 Form 10-K. Due to seasonality, the results of operations for the thirteen and twenty-six weeks ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 29, 2007.

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

Note 2—Correction of an Immaterial Error

While preparing for adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and also preparation of the 2007 tax provision, we discovered errors in the amount of income tax expense (benefit) recognized in 2006. These errors were primarily related to the calculation of U.S. tax basis of foreign and domestic subsidiaries. These tax errors while immaterial to the previously issued 2006 financial statements, could distort the 2007 financial results. As such, we have corrected the 2006 results being presented in the 2007 financial statements. There was no impact on the statement of operations for the thirteen and twenty-six weeks ended July 1, 2006 as the changes all impacted the fourth quarter of fiscal year 2006. Changes to the December 30, 2006 consolidated balance sheet are as follows:

Consolidated Balance Sheet As of December 30, 2006 (Dollars in thousands)	2006 as Originally Filed	Error Correction	2006 as Corrected
Assets:
Other current assets	$72,162	$(2,610)	$69,552
Total current assets	220,568	(2,610)	217,958
Total assets	836,141	(2,610)	833,531

Liabilities:
Accrued expenses	85,269	(1,496)	83,773
Total current liabilities	387,366	(1,496)	385,870
Other liabilities	88,341	8,312	96,653
Total long-term liabilities	132,355	8,312	140,667

Shareholders’ equity (deficit):
Accumulated deficit	(24,102)	(9,271)	(33,373)

Other comprehensive income (loss):
Accumulated foreign currency translation adjustment, net of tax expense of $2,423 and $2,739 as corrected	26,305	(316)	25,989
Pension and postretirement plans, net of tax benefit of $544 and $713 as corrected	(26,570)	169	(26,401)
Net unrealized gain on securities, net of tax benefit of $31 and $39 as corrected	679	(8)	671
Accumulated other comprehensive income (loss)	414	(155)	259
Total shareholders’ equity (deficit)	316,420	(9,426)	306,994

Total liabilities and shareholders’ equity	836,141	(2,610)	833,531

Note 3—Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.8 million and $1.8 million at June 30, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience. The allowance for sales returns is based on historical rates of return.

Note 4—Stock-Based Compensation

The total amount of pre-tax expense (benefit) for stock-based compensation recognized in selling, general and administrative expense was $0.4 million and $1.1 million in the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, and $(0.6) million and $2.1 million in the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. Additionally, zero and $0.4 million in pre-tax expense (benefit) for stock-based compensation is recognized in earnings from discontinued operations in the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, and $(0.1) million and $0.8 million in the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively.

In April 2007, the Compensation Committee of our Board of Directors granted a stock appreciation right (“SAR”) with respect to 300,000 shares of the Company’s common stock with an exercise price of $8.55 per share to one member of our senior executive team. Under this grant, the SAR vests over a three year period and expires in five years. The SAR will be settled in cash in the amount equal to the excess of the fair market value of common stock over the exercise price multiplied by the number of shares exercised. The SAR has been classified as a liability award based on the cash settlement provisions.

Additionally, in June 2007 the Company issued 11,158 cash-based restricted stock units to members of the Company’s Board of Directors (1,594 units per board member). Under this grant, the cash based restricted stock units vest after six months. No actual shares will be issued in relation to this grant, but instead, the grant was intended to provide payment to the members of the Board of Directors in a form of compensation that is related to the price of the Company’s stock. All cash settled restricted stock units related to this grant have been classified as liability awards based on their cash settlement provisions.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic	29,858	29,817	29,852	29,812
Dilutive effect of awards	—	—	—	—

Diluted	29,858	29,817	29,852	29,812

No awards were included in the computation of diluted net earnings (loss) per common share for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006 because a loss from continuing operations occurred and to include them would be anti-dilutive.

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

The operating results of sold or to be sold businesses have been segregated from our continuing operations. The Condensed Consolidated Statements of Operations separately reflect the earnings of PQBS and PQIL and the gain on sale of PQIL as discontinued operations. Interest expense of zero and $0.8 million for thirteen and twenty-six weeks ended June 30, 2007, respectively, and $5.1 million and $8.4 million for the thirteen and twenty-six weeks ended July 1, 2006, respectively, was allocated to discontinued operations based on the ratio of sold or to be sold businesses to total net assets of the consolidated company.

The major classes of assets and liabilities related to discontinued operations at fiscal year ended December 30, 2006 included in our Consolidated Balance Sheets, all of which relate to the ProQuest Information and Learning businesses, were as follows:

(Dollars in thousands)	Fiscal Period Ended December 30, 2006
Assets related to discontinued operations:
Accounts receivable, net	$46,456
Other current assets	24,256

Total current assets related to discontinued operations	70,712

Property, plant, equipment, and software, net	206,171
Long-term receivables	3,173
Goodwill, net	68,398
Other intangible assets, net	6,946
Other assets	5,915

Total assets related to discontinued operations	$361,315

Liabilities related to discontinued operations:
Current maturities of long-term debt	$5,945
Accounts payable	51,284
Accrued expenses	11,629
Deferred income	146,406

Total current liabilities related to discontinued operations	215,264

Long-term debt, less current maturities	5,019
Other liabilities	37,403

Total liabilities related to discontinued operations	$257,686

Results from discontinued operations are shown in the tables below for the quarter and year to date periods indicated:

(Dollars in thousands)	Thirteen Weeks Ended		Twenty Six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales by business segment:
ProQuest Information and Learning	$—	$62,727	$26,062	$122,335
ProQuest Business Solutions	—	46,149	—	91,064

Net sales from discontinued operations	$—	$108,876	$26,062	$213,399

Earnings (loss) before interest and income taxes:
ProQuest Information and Learning	$—	$1,331	$6,932	$(369)
ProQuest Business Solutions	—	13,778	—	26,800

Earnings from discontinued operations before interest and income taxes	—	15,109	6,932	26,431

Interest expense, net	—	(5,580)	(847)	(9,304)
Income tax expense	—	300	(1,491)	(6,203)

Earnings from discontinued operations, net of taxes	$—	$9,829	$4,594	$10,924

The gain on sale of discontinued operations recorded in the first quarter of 2007 was derived as follows:

(Dollars in thousands)
Sale price	$195,249
Net assets, related liabilities, and selling costs (1)	(137,517)

Gain on sale	57,732
Income tax expense	(11,160)

Gain on sale of discontinued operations, net of tax	$46,572

(1)	Net assets sold includes goodwill of $68.0 million

Note 7—Comprehensive Income

Comprehensive income or loss includes net earnings (loss), foreign currency translation adjustments, and net unrealized gain (loss) on available-for-sale securities.

Comprehensive income (loss) is shown in the table below for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net earnings (loss)	$(1,229)	$1,809	$40,126	$(17,849)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	6,198	(1,313)	7,670
Pension and postretirement plans, net of tax	7	—	15	—
Unrealized gain (loss) on securities, net of tax	11	(82)	(444)	(240)

Comprehensive income (loss)	$(1,211)	$7,925	$38,384	$(10,419)

Note 8—Other Current Assets

Other current assets at June 30, 2007 and December 30, 2006 consisted of the following:

	As of
(Dollars in thousands)	June 30, 2007	December 31, 2006
Short-term deferred tax asset	$2,566	$61,153
Deferred costs	853	1,394
Available for sale securities	3,904	4,677
Other	7,131	2,328

Total	$14,454	$69,552

Note 9—Other Assets

Other assets at June 30, 2007 and December 30, 2006 consisted of the following:

	As of
(Dollars in thousands)	June 30, 2007	December 30, 2006
Long-term deferred tax asset	$—	$1,016
Deferred financing costs, net	50	1,984
Insurance receivable	15,000	15,000
Other	1,547	145

Total	$16,597	$18,145

Note 10—Accrued Expenses

Accrued expenses at June 30, 2007 and December 30, 2006 consisted of the following:

	As of
(Dollars in thousands)	June 30, 2007	December 30, 2006
Accrued income taxes	$—	$56,513
Salaries, bonuses and benefits	13,340	15,510
Corporate transition costs	641	—
Other	12,065	11,750

Total	$26,046	$83,773

On February 12, 2007, the Company’s Board of Directors approved and announced to employees the closing of the corporate office in Ann Arbor, Michigan. The transition plan, which is expected to be completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.4 million in severance and retention expense related to the transition plan, of which $4.2 million was accrued during the twenty-six weeks ended June 30, 2007. Costs are included in selling, general, and administrative expense. The change in accruals for corporate transition costs related to severance and retention payments for the twenty-six weeks ended June 30, 2007 is as follows:

(Dollars in thousands)
Balance as of December 30, 2006	$—
Accruals	4,220
Payments made	(1,085)

Balance as of June 30, 2007	$3,135

Current portion	$641

Long-term portion	$2,494

Note 11—Other Liabilities

Other liabilities at June 30, 2007 and December 30, 2006 consisted of the following:

	As of
(Dollars in thousands)	June 30, 2007	December 30, 2006
Pension benefits, long-term portion	$20,328	$20,853
Long-term deferred tax liability	10,018	1,326
Long-term income tax payable	472	28,092
Legal contingency accrual	20,000	20,000
Long-term deferred compensation	5,631	11,592
Post-retirement medical benefits, long-term portion	151	137
Deferred rent	7,649	7,303
Long-term deferred revenue	274	50
Other	5,358	7,300

Total	$69,881	$96,653

Note 12—Pension and Other Postretirement Benefit Plans

Components of net periodic benefit costs are:

	Thirteen Weeks Ended
	U.S. Defined Benefit Pension Plan		Other Postretirement Benefits
(Dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$—	$—	$—	$—
Interest cost	297	307	2	3
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	34	34	(26)	(27)

Net pension and other postretirement benefit cost (income)	$331	$341	$(24)	$(24)

	Twenty-Six Weeks Ended
	U.S. Defined Benefit Pension Plan		Other Postretirement Benefits
(Dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$—	$—	$—	$—
Interest cost	594	614	4	6
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	68	68	(52)	(54)

Net pension and other postretirement benefit cost (income)	$662	$682	$(48)	$(48)

Note 13—Debt and Lines of Credit

The following table summarizes our debt as of the dates indicated:

	As of
(Dollars in thousands)	June 30, 2007	December 30, 2006
Long-term debt:
2002 Senior notes due 10/01/12	$—	$16,605
2005 Senior notes due 01/31/15	—	19,373
2005 Revolving credit agreement	—	22,247
Capital lease obligations	2,041	2,433
Termination costs	5	6

Long-term debt	2,046	60,664
Less: current maturities	(871)	(59,072)

Long-term debt, less current maturities	$1,175	$1,592

Upon closing on the sale of PQIL on February 9, 2007, we paid our remaining balances owed to our lenders and noteholders and were released from all obligations under the 2002 Senior Notes due 10/01/12, 2005 Senior Notes due 01/31/15, and the 2005 Revolving Credit Agreement.

Interest expense for the first half of 2007 includes $2.2 million for amortization and write-off of deferred financing fees related to the extinguished debt balances.

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

We have letters of credit in the amount of $1.2 million outstanding as of June 30, 2007 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year ended December 30, 2006 (the “2006 Form 10-K”), as well as the accompanying interim financial statements for the thirteen and twenty-six week period ending June 30, 2007. The Company has already filed its annual report on Form 10-K for the year ended December 29, 2007 (the “2007 Form 10-K”). This section should also be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in the 2007 Form 10-K.

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

Second Quarter of Fiscal 2007 Compared to the Second Quarter of Fiscal 2006

	Thirteen Weeks Ended
	June 30, 2007		July 1, 2006
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%
Net sales	$36.3	100.0	$37.6	100.0	$(1.3)	(3.5)
Cost of sales	(15.3)	(42.1)	(16.8)	(44.7)	1.5	8.9

Gross profit	21.0	57.9	20.8	55.3	0.2	1.0

Research and development expense	(1.3)	(3.6)	(1.3)	(3.5)	—	—
Selling and administrative expense	(23.4)	(64.5)	(24.3)	(64.6)	0.9	3.7

Loss from continuing operations before interest and income taxes	(3.7)	(10.2)	(4.8)	(12.8)	1.1	22.9

Net interest income (expense)	0.5	1.4	(7.1)	(18.9)	7.6	107.0
Sublease income	1.2	3.3	—	—	1.2	100.0
Income tax benefit	0.8	2.2	3.9	10.4	(3.1)	(79.5)

Loss from continuing operations	$(1.2)	(3.3)	$(8.0)	(21.3)	$6.8	85.0

Net Sales.

Our total net sales from continuing operations decreased $1.3 million, or 3.5%, to $36.3 million in the second quarter of 2007. In 2007, the Company deferred a larger percentage of sales than in 2006 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. The Company defers the revenue associated with those services and on-line access and recognizes the revenue over the period they are delivered.

Gross Profit.

Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Additionally, cost of sales includes amortization related to our acquired and developed curriculum and certain other operational assets. Our gross profit percentage for the second quarter of 2007 increased 2.6 percentage points to 57.9% compared to 55.3% for the second quarter of 2006. The increase is due to lower 2007 amortization of curriculum costs, which are amortized using an accelerated method, partially offset by decreases is due to the deferral of a larger percentage of sales in 2007 versus 2006, which reduced net sales but had less impact on cost of sales. The higher deferral percentages are primarily due to increased revenue attributed to our online materials, which are recognized over the period access is provided. VED sales and, therefore, its gross profit are subject to seasonality with the first and fourth quarters being the weakest.

Research and Development.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense was consistent year over year at $1.3 million for both periods.

Selling and Administrative.

	Thirteen Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	June 30, 2007	July 1, 2006	$	%
VED	$11.0	$10.5	$(0.5)	(4.8)
Corporate	12.4	13.8	1.4	10.1

Total	$23.4	$24.3	$0.9	3.7

Selling and administrative expenses decreased $0.9 million, or 3.7%, to $23.4 million compared to the second quarter of fiscal 2006. Selling and administrative activities include $12.4 million in the second quarter of 2007 and $13.8 million in the second quarter of 2006 related to activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL. These corporate expenses decreased $1.4 million, or 10.1%, as a result of higher professional fees incurred in fiscal 2006 related to the restatement efforts.

Excluding the corporate costs, selling and administrative expenses increased $0.5 million, or 4.8%, year over year, and represented 30.3% and 27.9% as a percentage of revenues for the second quarter of fiscal 2007 and 2006, respectively. The increase is the result of higher spending for sales resources and activities in an increasingly competitive market.

Net Interest Income (Expense).

	Thirteen Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	June 30, 2007	July 1, 2006	$	%
Interest income	$1.0	$0.4	0.6	150.0
Interest expense	(0.5)	(7.5)	7.0	93.3

Total	$0.5	$(7.1)	$7.6	107.0

Net interest income (expense) totaled $0.5 million in the second quarter of fiscal 2007 versus $(7.1) million in the second quarter of fiscal 2006. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. In December 2006, we announced the sale of PQIL including all remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. This sale closed on February 9, 2007, and we used a portion of the proceeds from that sale to pay off all remaining debt, excluding capital leases. The result of this activity was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, higher cash balances during 2007, primarily as a result of the proceeds, increased earnings on cash balances and investments.

Sublease Income.

The Company announced plans after the sale of PQBS and PQIL to transition all of its corporate functions from its Ann Arbor headquarters to Dallas during 2007 and 2008. From the date of the sale of PQIL in February 2007, the Company subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $1.2 million for the second quarter of fiscal 2007.

Income Tax Benefit.

For the second quarter of fiscal 2007, the Company attributed an income tax benefit to continuing operations of $0.8 million, which represents an effective tax rate of 38.1%. For the second quarter of fiscal 2006, the Company attributed an income tax benefit to continuing operations of $3.8 million, which represents an effective tax rate of 25.6%. The income tax benefit recognized in 2006 was limited to income tax expense recognized by the Company’s U.S. domestic discontinued operations. The Company also recognized a $0.8 million deferred income tax benefit to continuing operations in the second quarter of 2006 due to the enactment of the Texas Gross Margin tax legislation.

Results of Operations

First Half 2007 Compared to the First Half 2006

	Twenty-Six Weeks Ended
	June 30, 2007		July 1, 2006
	Amount	% of sales	Amount	% of sales	Favorable / (Unfavorable)
(Dollars in millions)					$	%
Net sales	$56.4	100.0	$60.3	100.0	$(3.9)	(6.5)
Cost of sales	(26.9)	(47.7)	(29.3)	(48.6)	2.4	8.2

Gross profit	29.5	52.3	31.0	51.4	(1.5)	(4.8)

Research and development expense	(2.4)	(4.3)	(2.7)	(4.5)	0.3	11.1
Selling and administrative expense	(46.1)	(81.7)	(53.4)	(88.5)	7.3	13.7

Loss from continuing operations before interest and income taxes	(19.0)	(33.7)	(25.1)	(41.6)	6.1	24.3

Net interest expense	(0.8)	(1.4)	(11.6)	(19.3)	10.8	93.1
Sublease income	2.0	3.5	—	—	2.0	100.0
Income tax benefit	6.8	12.1	7.9	13.1	(1.1)	(13.9)

Net loss from continuing operations	$(11.0)	(19.5)	$(28.8)	(47.8)	17.8	61.8

Net Sales.

Our total net sales from continuing operations decreased $3.9 million, or 6.5%, to $56.4 million in the first half of 2007. In 2007, the Company deferred a larger percentage of sales than in 2006 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. The Company defers the revenue associated with those services and on-line access and recognizes the revenue over the period they are delivered.

Gross Profit.

Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Additionally, cost of sales includes amortization related to our acquired and developed curriculum and certain other operational assets. Our gross profit percentage for the first half of 2007 increased 0.9 percentage points to 52.3% compared to 51.4% for the first half of 2006. The slight increase is due to lower 2007 amortization of curriculum costs, which are amortized using an accelerated method, partially offset by decreases is due to the deferral of a larger percentage of sales in 2007 versus 2006, which reduced net sales but had less impact on cost of sales. The higher deferral percentages are primarily due to increased revenue attributed to our online materials, which are recognized over the period access is provided. VED sales and, therefore, its gross profit are subject to seasonality with the first and fourth quarters being the weakest.

Research and Development.

Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first half of 2007 decreased $0.3 million to $2.4 million compared to the first half of 2006, but remained relatively flat as a percentage of revenues, representing 4.3% of revenues in the first half of 2007 versus 4.5% in the first half of 2006.

Selling and Administrative.

	Twenty-Six Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	June 30, 2007	July 1, 2006	$	%
VED	$20.8	$23.0	$2.2	9.6
Corporate	25.3	30.4	5.1	16.8

Total	$46.1	$53.4	$7.3	13.7

Selling and administrative expenses decreased $7.3 million, or 13.7%, to $46.1 million compared to the first half of fiscal 2006. Selling and administrative activities include $25.3 million in the first half of 2007 and $30.4 million in the first half of 2006 related to activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL. These corporate expenses decreased $5.1 million, or 16.8%, as a result of higher professional fees incurred in fiscal 2006 related to the restatement efforts.

Excluding the corporate costs, selling and administrative expenses decreased $2.2 million, or 9.6%, year over year, and represented 36.9% and 38.1% as a percentage of revenues for the first half of fiscal 2007 and 2006, respectively. The decrease is primarily due to the timing of sales activities. The Company experienced lower sales costs in the first quarter of 2007 but began to see higher spending for sales resources and activities in an increasingly competitive market during the second quarter.

Net Interest Income (Expense).

	Twenty-Six Weeks Ended		Favorable / (Unfavorable)
(Dollars in millions)	June 30, 2007	July 1, 2006	$	%
Interest income	$2.2	$0.7	1.5	214.3
Interest expense	(3.0)	(12.3)	9.3	75.6

Total	$(0.8)	$(11.6)	$10.8	93.1

Net interest income (expense) totaled $(0.8) million in the first half of fiscal 2007 versus $(11.6) million in the first half of fiscal 2006. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. On February 9, 2007, we sold PQIL and all of our remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. We used a portion of the proceeds from that sale to pay off all remaining debt, excluding capital leases. The result of this activity was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, higher cash balances during 2007, primarily as a result of the proceeds, increased earnings on cash balances and investments.

Sublease Income.

The Company announced plans after the sale of PQBS and PQIL to transition all of its corporate functions from its Ann Arbor headquarters to Dallas during 2007 and 2008. From the date of the sale of PQIL in February 2007, the Company subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $2.0 million for the first half of fiscal 2007.

Income Tax Benefit.

For the first half of fiscal 2007, the Company attributed an income tax benefit to continuing operations of $6.8 million, which represents an effective tax rate of 38.2%. For the first half of fiscal 2006, the Company attributed an income tax benefit to continuing operations of $7.9 million, which represents an effective tax rate of 25.6%. The income tax benefit recognized in 2006 was limited to income tax expense recognized by the Company’s U.S. domestic discontinued operations. The Company also recognized a $0.8 million deferred income tax benefit to continuing operations in the second quarter of 2006 due to the enactment of the Texas Gross Margin tax legislation.

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

Liquidity

As of June 30, 2007, the Company did not have any debt with the exception of certain capital leases. We used the proceeds from the sale of the PQBS businesses on November 28, 2006 and PQIL businesses on February 9, 2007 to fully repay all of our outstanding debt balances, excluding capital leases. Cash and cash equivalents increased to $53.9 million at June 30, 2007 compared to $39.9 million at December 30, 2006.

During the first half of fiscal 2007, cash used in operating activities from continuing operations was $86.2 million, which includes net tax payments of $60.9 million. Additionally, operating cash outflows include expenditures related to personnel and activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL, as well as contributions made to legacy employee benefit plans.

Cash from continuing operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.

Other significant uses of cash for continuing operations during the first half of fiscal 2007 included:

•	$58.5 million for debt repayment and debt-related costs including fees and required make-whole premiums;

•	$4.9 million of expenditures related to property, equipment, curriculum development costs, and software; and

•	$0.4 million for principal payments on capital leases.

The sale of PQIL generated $186.3 million net of selling costs. Net proceeds generated from the sale or maturity of marketable securities were $0.8 million.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the potential impact that the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations or cash flows.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2007, the Company does not have any interest rate forwards or option contracts outstanding.

As a result of the divestiture of PQBS on November 28, 2006 and PQIL on February 9, 2007 and subsequent payments of all of the Company’s outstanding debt, excluding capital leases, the Company no longer has any material interest rate risk.

Foreign Currency Risk

At June 30, 2007, the Company does not have any outstanding foreign currency forwards or option contracts.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007 due to material weaknesses in internal control over financial reporting as described in the 2006 Form 10-K.

Changes in Internal Control over Financial Reporting.

The following deficiency disclosed in the 2006 Form 10-K was remediated during the second quarter of 2007:

Deficiency—Management did not have appropriately designed controls to assess the risk of fraud or the risk of management override in the financial reporting process;

The Company has developed and implemented a number of entity-level controls to address fraud risk and the risk of management override in the financial reporting process:

An independent accounting firm was hired to perform a fraud risk assessment. The risk assessment for 2007 was completed in May 2007.

The Company has implemented entity-level, information technology general computer controls and business process controls which include a number of anti-fraud and management override control activities.

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