Form 10-Q
period 2008-03-31
Voyager Learning CO
filed 2009-01-09
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-07680
Voyager Learning Company
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3580106 (I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 400, Dallas, Texas (Address of Principal Executive Offices)	75234-8923 (Zip Code)
Registrant’s telephone number, including area code: (214) 932-9500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 30, 2008 was 29,874,145.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net sales	$15,637	$20,059
Cost of sales (exclusive of depreciation and amortization shown separately below)	(6,533)	(6,720)

Gross profit	9,104	13,339

Research and development expense	(1,426)	(1,109)
Sales and marketing expense	(8,504)	(6,428)
General and administrative expense	(7,877)	(15,320)
Depreciation and amortization expense	(5,435)	(5,781)
Lease termination costs	(11,673)	—

Loss from continuing operations before interest and income taxes	(25,811)	(15,299)

Net interest income (expense):
Interest income	435	1,171
Interest expense	(49)	(2,489)

Net interest income (expense)	386	(1,318)

Sublease income and other	793	732

Loss from continuing operations before income taxes	(24,632)	(15,885)
Income tax benefit	—	6,074

Loss from continuing operations	(24,632)	(9,811)

Earnings from discontinued operations (less applicable income taxes of $0 and $1,491, respectively)	—	4,594
Gain on sale of discontinued operations (less applicable income taxes of $0 and $11,160, respectively)	—	46,572

Net earnings (loss)	$(24,632)	$41,355

Net earnings (loss) per common share:

Basic:
Loss from continuing operations	$(0.82)	$(0.32)
Earnings from discontinued operations	—	0.15
Gain on sale of discontinued operations	—	1.56

Basic net earnings (loss) per common share	$(0.82)	$1.39

Diluted:
Loss from continuing operations	$(0.82)	$(0.32)
Earnings from discontinued operations	—	0.15
Gain on sale of discontinued operations	—	1.56

Diluted net earnings (loss) per common share	$(0.82)	$1.39

Average number of common shares and equivalents outstanding:
Basic	29,871	29,847
Diluted	29,871	29,847
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 29,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$23,087	$53,868
Accounts receivable, net	6,415	9,266
Income tax receivable	65,100	65,600
Inventory	18,499	16,005
Other current assets	30,899	16,489

Total current assets	144,000	161,228

Property, equipment, and software at cost	13,538	23,925
Accumulated depreciation and amortization	(7,365)	(8,584)

Net property, equipment and software	6,173	15,341

Goodwill	142,858	142,858
Acquired curriculum intangibles, net	47,935	51,206
Other intangible assets, net	6,052	6,411
Developed curriculum, net	8,988	9,333
Other assets	1,357	16,350

Total assets	$357,363	$402,727

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of capital lease obligations	$234	$789
Accounts payable	6,354	4,403
Accrued expenses	34,829	25,315
Deferred revenue	16,845	19,822

Total current liabilities	58,262	50,329

Long-term liabilities:
Capital lease obligations, less current maturities	196	810
Other liabilities	33,106	61,258

Total long-term liabilities	33,302	62,068

Commitments and contingencies (See Note 16)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,550 shares issued and 29,874 shares outstanding at March 31, 2008, 30,552 shares issued and 29,883 shares outstanding at December 29, 2007)	30	30
Capital surplus	357,065	356,683
Accumulated earnings (deficit)	(72,355)	(47,723)
Treasury stock, at cost (676 shares at March 31, 2008 and 669 shares at December 29, 2007)	(16,836)	(16,742)
Other comprehensive income (loss):
Pension and postretirement plans, net of tax	(2,095)	(2,088)
Net unrealized gain (loss) on securities, net of tax	(10)	170

Accumulated other comprehensive income (loss)	(2,105)	(1,918)

Total shareholders’ equity	265,799	290,330

Total liabilities and shareholders’ equity	$357,363	$402,727

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Operating activities:

Net earnings (loss)	$(24,632)	$41,355
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	5,435	5,781
Non-cash lease termination costs	673	—
Stock-based compensation (benefit)	279	(999)
Gain on sale of available for sale securities	(124)	(483)
Gain on sale of discontinued operations, net of tax	—	(46,572)
Deferred income taxes	—	(6,349)
Earnings from discontinued operations, net of tax	—	(4,594)
Amortization and write-off of deferred financing costs	—	2,236

Changes in operating assets and liabilities:
Accounts receivable, net	2,851	(50,505)
Inventory	(2,494)	(2,759)
Other current assets	724	54,283
Other assets	(6)	(789)
Accounts payable	1,951	25,531
Accrued expenses	(10,485)	(57,533)
Deferred revenue	(2,718)	(3,335)
Other long-term liabilities	(918)	(11,625)
Other, net	42	(28)

Net cash used in operating activities of continuing operations	(29,422)	(56,385)

Investing activities:
Expenditures for property, equipment, curriculum development costs, and software	(1,585)	(2,093)
Purchases of equity investments available for sale	(203)	(7,474)
Proceeds from sales of equity investments available for sale	508	7,078
Proceeds from sale of discontinued operations, net	—	186,342

Net cash provided by (used in) investing activities of continuing operations	(1,280)	183,853

Financing activities:
Repayment of debt	—	(58,225)
Principal payments under capital lease obligations	(79)	(198)
Debt issuance costs	—	(302)

Net cash used in financing activities of continuing operations	(79)	(58,725)

Increase (decrease) in cash and cash equivalents of continuing operations	(30,781)	68,743

Net cash used in discontinued operations:
Net cash used in operating activities	—	(19,891)
Net cash used in investing activities	—	(2,540)
Net cash used in financing activities	—	(730)

Net cash used in discontinued operations	—	(23,161)

Increase (decrease) in cash and cash equivalents	(30,781)	45,582

Cash and cash equivalents, beginning of period	53,868	39,902

Cash and cash equivalents, end of period	$23,087	$85,484

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Voyager Learning Company and its subsidiaries and are unaudited. All intercompany transactions are eliminated.
In December 2006, we announced the sale of ProQuest Information and Learning (“PQIL”) to Cambridge Scientific Abstracts, LP. The sale of PQIL was completed on February 9, 2007. The operating results and the gain on sale of PQIL have been segregated from our continuing operations for all periods presented in our Condensed Consolidated Financial Statements and are separately reported as discontinued operations (see Note 6 herein).
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 29, 2007 (the “2007 10-K”). Due to seasonality, the results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
Certain reclassifications to the 2007 Consolidated Financial Statements have been made to conform to the 2008 presentation. In 2007, cost of sales includes expenses to print, handle and warehouse product and provide services and support to customers. Additionally, in 2007, cost of sales included amortization related to our acquired and developed curriculum and certain other operational assets. All depreciation and amortization for the periods presented herein have been segregated and shown separately.
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

With the sale of PQIL in February 2007, the Company had a business segment that was included in discontinued operations in 2007. The Company’s management approach, organizational structure, operating performance measurement and reporting, and operational decision making are performed from a single company perspective, the Company operates as one reportable segment within the United States (“U.S.”) in fiscal 2007 and 2008, which includes all corporate operations.
Note 2 — Change in Fiscal Year
On December 20, 2007, the Board of Directors of the Company adopted a resolution changing the Company’s fiscal year end from the Saturday nearest to December 31 to a calendar year. This change is effective for the fiscal year ending on December 31, 2008. The Company’s fiscal 2007 year ended on December 29, 2007. The two-day transition period between December 29, 2007 and the 2008 annual fiscal year, which began January 1, 2008, will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008. This Quarterly Report on Form 10-Q for the period ended March 31, 2008 will be the first report filed by the Company for the newly adopted fiscal year and also includes the two-day transition period.
Note 3 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $1.6 million and $1.3 million at March 31, 2008 and December 29, 2007, respectively. The allowance for doubtful accounts is based on a review of the outstanding accounts receivable balances and historical collection experience. The allowance for sales returns is based on historical rates of return.
Note 4 — Stock-Based Compensation
The total amount of pre-tax expense (benefit) for stock-based compensation recognized in general and administrative expense in the quarters ended March 31, 2008 and March 31, 2007 was $0.3 million and $(1.0) million, respectively. Additionally, $(0.1) million in pre-tax benefit for stock-based compensation is recognized in earnings from discontinued operations in the three months ended March 31, 2007.
There were no issuances of stock-based compensation awards during the three months ended March 31, 2008.

Note 5 — Net Earnings (Loss) per Common Share
Basic net earnings/ (loss) per common share are computed by dividing net earnings/ (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings/(loss) per common share is computed by dividing net earnings/(loss) by the weighted average number of common shares outstanding during the period, including the potential dilution that could occur if all of the Company’s outstanding stock awards that are in-the-money were exercised, using the treasury stock method. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net earnings per common share are shown in the table below for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Shares in thousands)	2008	2007

Basic	29,871	29,847
Dilutive effect of awards	—	—

Diluted	29,871	29,847

No awards were included in the computation of diluted net earnings (loss) per common share for the three months ended March 31, 2008 and 2007 because a loss from operations occurred and to include them would be anti-dilutive.
Note 6 — Discontinued Operations
In the second quarter of 2006, the Company determined to sell parts of its operations to raise capital to repay its outstanding debt. The Board authorized the plan of sale and investment bankers were retained to assist the Company in the sales. On February 9, 2007, the Company sold PQIL and all of its remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. The Company used a portion of the proceeds from that sale to pay down all its remaining debt, excluding capital leases.
The operating results of PQIL have been segregated from continuing operations. The Condensed Consolidated Statements of Operations separately reflect the earnings of PQIL and the gain on sale of PQIL as discontinued operations. Interest expense of $0.8 million for the three months ended March 31, 2007 was allocated to discontinued operations based on the ratio of sold assets to total net assets of the consolidated company.

Results from discontinued operations for the three months ended March 31, 2007, which relate to the PQIL business are shown below:

(Dollars in thousands)

Net sales from discontinued operations	$26,062

Earnings from discontinued operations before interest and income taxes	6,932

Interest expense, net	(847)
Income tax expense	(1,491)

Earnings from discontinued operations, net of taxes	$4,594

The gain on sale of discontinued operations for the three months ended March 31, 2007, which relates to the PQIL business, was derived as follows:

(Dollars in thousands)

Sale price	$195,249
Net assets, related liabilities, and selling costs (1)	(137,517)

Gain on sale	57,732
Income tax expense	(11,160)

Gain on sale of discontinued operations, net of tax	$46,572

(1)	Net assets sold includes goodwill of $68.0 million
Note 7 — Comprehensive Income
Comprehensive income or loss includes net earnings, foreign currency translation adjustments, minimum pension liability, and net unrealized gain on available-for-sale securities.
Comprehensive income (loss) is shown in the table below for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2008	2007

Net earnings (loss)	$(24,632)	$41,355

Other comprehensive income (loss):
Foreign currency translation adjustment	—	(1,313)
Pension and postretirement plans	(7)	8
Unrealized gain (loss) on securities	(180)	(455)

Comprehensive income (loss)	$(24,819)	$39,595

Note 8 — Other Current Assets
Other current assets at March 31, 2008 and December 29, 2007 consisted of the following:

	As of
	March 31,	December 29,
(Dollars in thousands)	2008	2007

Short-term deferred tax asset	$2,566	$2,566
Deferred costs	1,423	1,434
Available for sale securities	3,264	3,629
Insurance receivable	17,376	1,217
Other	6,270	7,643

Total	$30,899	$16,489

See Note 16 for further description of the legal contingency accrual related to the putative securities class actions and the related receivable from the Company’s insurance providers. This liability and related receivable were classified as long-term as of December 29, 2007.
Note 9 — Other Assets
Other assets at March 31, 2008 and December 29, 2007 consisted of the following:

	As of
	March 31,	December 29,
(Dollars in thousands)	2008	2007

Insurance receivable	$—	$15,000
Other	1,357	1,350

Total	$1,357	$16,350

Note 10 — Accrued Expenses
Accrued expenses at March 31, 2008 and December 29, 2007 consisted of the following:

	As of
	March 31,	December 29,
(Dollars in thousands)	2008	2007

Salaries, bonuses and benefits	$8,254	$12,231
Corporate transition costs	1,959	2,466
Legal contingency accrual	20,000	5,400
Other	4,616	5,218

Total	$34,829	$25,315

See Note 14 for further description of our corporate transition costs.
See Note 16 for further description of the legal contingency accrual related to the putative securities class actions and the related receivable from the Company’s insurance providers. This liability and related receivable were classified as long-term as of December 29, 2007.
The legal contingency accrual of $5.4 million as of December 29, 2007 is related to an arbitration that was settled and paid in the first quarter of 2008.
Note 11 — Other Liabilities
Other liabilities at March 31, 2008 and December 29, 2007 consisted of the following:

	As of
	March 31,	December 29,
(Dollars in thousands)	2008	2007

Pension benefits, long-term portion	$18,674	$18,843
Long-term deferred tax liability	4,454	4,454
Long-term income tax payable	773	777
Legal contingency accrual	—	20,000
Long-term deferred compensation	4,696	5,713
Deferred rent	126	7,639
Long-term deferred revenue	1,577	1,317
Other	2,806	2,515

Total	$33,106	$61,258

Note 12 — Pension and Other Postretirement Benefit Plans
Components of net periodic benefit costs are:

	Three Months Ended
	U.S. Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	March 31,	March 31,	March 31,	March 31,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	311	297	1	2
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	18	34	(25)	(26)

Net pension and other postretirement benefit cost (income)	$329	$331	$(24)	$(24)

Note 13 — Capital Lease Obligations
The following table summarizes our capital lease obligations as of the dates indicated:

	As of
	March 31,	December 29,
(Dollars in thousands)	2008	2007

Capital lease obligations:
Capital lease obligations	$427	$1,596
Termination costs	3	3

Total capital lease obligations	430	1,599
Less: current maturities	(234)	(789)

Capital lease obligations, less current maturities	$196	$810

Upon closing on the sale of PQIL on February 9, 2007, the Company paid the remaining balances owed to its lenders and noteholders and the Company was released from all obligations under the 2002 Senior Notes due 10/01/12, 2005 Senior Notes due 01/31/15, and the 2005 Revolving Credit Agreement.
Interest expense for the first quarter of 2007 includes $2.2 million for amortization and the write-off of deferred unamortized financing fees related to the extinguished debt balances.

Note 14 — Corporate Transition and Lease Termination Costs
On February 12, 2007, after the sale of ProQuest Business Solutions (“PQBS”) and PQIL, the Company’s Board of Directors approved and announced to employees the closing of the corporate office in Ann Arbor, Michigan. The transition plan, which was completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.4 million in severance and retention expense related to the transition plan, all of which has been accrued as of March 31, 2008. Related costs are included in general and administrative expense. The change in the accruals for corporate transition costs related to severance and retention payments for the three months ended March 31, 2008 is as follows:

(Dollars in thousands)

Balance as of January 1, 2007	$—

Accruals	4,338

Payments made	(1,372)

Balance as of December 29, 2007	$2,966

Accruals	57

Payments made	(83)

Balance as of March 31, 2008	$2,940

Current portion	$1,959

Long-term portion	$981

On January 1, 2008, the Company entered into an agreement with one of its lessors, Relational, LLC f/k/a Relational Funding Corporation (“Relational”) and ProQuest LLC (formerly known as ProQuest-CSA LLC) (“CSA”) relating to certain obligations regarding the capital and operating leases for certain property and equipment used at its facilities at 777 Eisenhower Parkway (the “777 Facility”) and 789 Eisenhower Parkway (the “789 Facility”) in Ann Arbor, Michigan. The aforementioned leases originated as early as fiscal year 2005 with up to five year terms. Effective January 1, 2008, the Company conveyed, assigned, transferred and delivered to CSA all of its right, title and interest and benefit of certain property and equipment. The Company was released from any and all obligations relating to these leases and Relational, as lessor, consented to such assignments and releases. Due to these assignments, the write off of certain assets and liabilities under capital leases, such as office furniture, phone and power supply systems, and video equipment, totaled a net charge of $0.1 million in the first quarter of 2008.

On January 25, 2008, the Company entered into a series of agreements with its current landlord, Transwestern Great Lakes, LP (“Transwestern”) and CSA relating to certain obligations regarding the long term leases for the facilities in Ann Arbor, Michigan. On March 4, 2008, the Company paid CSA $11.0 million, a portion of which was distributed to Transwestern for termination of the lease relating to office space at the 777 Facility. Upon the Closing Date of March 7, 2008, the Company was released from any and all obligations relating to the 15 year lease the Company previously entered into for the 777 Facility. Through assignment, the Company was also released from any and all obligations relating to the 15 year lease the Company previously entered into for office space at the 789 Facility. The Company assigned all of its rights under the lease for the 789 Facility to CSA and CSA assumed the obligations of tenant under such lease, as amended. Transwestern, as landlord, consented to such assignment. In connection with the termination and assignment of these long term facility leases, certain leasehold improvements and deferred rent were written off, which totaled a net charge of $0.6 million in the first quarter of 2008. The Company recorded a total charge to expense in the first quarter of 2008 of $11.7 million for all lease termination costs.
Note 15 — Uncertain Tax Positions
There were no material changes in the Company’s uncertain tax positions during the quarter or year to date period.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The Company is currently under examination by the IRS for 2006 and 2007.
Note 16 — Contingent Liabilities
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
On May 2, 2006, the Court ordered the four cases consolidated and appointed lead plaintiffs and lead plaintiffs’ counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements. On January 24, 2007, lead plaintiffs filed their amended consolidated complaint, which Defendants moved to dismiss on March 15, 2007. The Court denied Defendants’ motion to dismiss on November 6, 2007.
On July 22, 2008, the Company reached an agreement in principle to settle the consolidated shareholder securities class action lawsuit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan for $20 million. The settlement will be funded largely by insurance. Under the terms of the agreement, the Company would pay approximately $4.5 million in fees and settlement amounts to settle all claims related to the financial statements with remaining amounts to be paid by insurers. A Stipulation and Agreement of Settlement was signed by the parties and the Court granted preliminary approval of such agreement. The Company paid $4.0 million into an escrow account on January 9, 2009. The final settlement is subject to final Court approval and the participation of a sufficient percentage of the putative class. There is no assurance that a final Court approval will be obtained or putative class member participation will be sufficient. If the settlement arrangement is not finalized, the Company intends to defend itself vigorously.

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
On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On December 3, 2008, the Company reached an agreement in principle to settle the shareholder derivative litigation lawsuit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan. Under the terms of the agreement, the Company and its insurers would pay an amount not to exceed $650,000 in attorneys’ fees and agree to maintain or adopt additional corporate governance standards. The Company’s portion of this amount is equal to $500,000. The settlement is subject to completion of a Stipulation of Settlement to be signed by the parties, preliminary and final court approval and the provision of notice to shareholders. There is no assurance that a final Stipulation of Settlement will be completed, court approval will be obtained or putative class member participation will be sufficient. If the derivative litigation settlement arrangement is not finalized, the Company intends to defend itself vigorously.

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
We have letters of credit in the amount of $1.0 million outstanding as of March 31, 2008 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.

Note 17 — Retirement Plans (Subsequent Event)
During the fourth quarter of 2008, the Company provided an opportunity for participants in its replacement benefit plan (“RBP”) and its defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. The RBP, which represented a liability of $5.4 million as of March 31, 2008, includes a small number of terminated and retired executives and one current executive. The defined benefit pension plan, which represented a liability of $20.7 million as of March 31, 2008, covers certain terminated and retired former domestic employees. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the responses received, the Company expects that it will pay cash out of approximately $7.9 million in January 2009 related to these lump sum payments. The Company is still assessing the impact of the partial settlement on its financial statements, but currently expects to record a gain of approximately $3 to $5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year December 29, 2007 (the “2007 Form 10-K”), as well as the accompanying interim financial statements and the notes thereto for the period ending March 31, 2008.
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
Results of Continuing Operations
Learning A-Z was acquired in 2004 and Voyager Expanded Learning and ExploreLearning were both acquired in 2005. These operations together are Voyager Education (“VED”) and comprise our single reporting segment. The continuing operations presented below include the operational activities for VED and the activities based in Ann Arbor, Michigan required to finalize the restatement efforts and transition the corporate office to Dallas, Texas.
We determined to sell ProQuest Business Solutions (“PQBS”) and ProQuest Information and Learning (“PQIL”) in the second quarter of 2006. PQBS was sold on November 28, 2006 and PQIL was sold on February 9, 2007 and therefore its results were classified as discontinued operations and are excluded from the following discussion.
Adverse developments in the education funding environment, including the reductions in Reading First funding effective 2008 and reductions in available state and local funds as property taxes decline, have impacted our operations during the current year and may continue to have an impact on our future sales, profits, cash flows and carrying value of assets.

First Quarter of Fiscal 2008 Compared to the First Quarter of Fiscal 2007

	Three Months Ended
	March 31, 2008		March 31, 2007		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%

Net sales	$15.6	100.0	$20.1	100.0	$(4.5)	(22.4)
Cost of sales (exclusive of depreciation and amortization shown separately below)	(6.5)	(41.7)	(6.8)	(33.8)	0.3	4.4

Gross profit	9.1	58.3	13.3	66.2	(4.2)	(31.6)

Research and development expense	(1.4)	(9.0)	(1.1)	(5.5)	(0.3)	(27.3)
Sales and marketing expense	(8.5)	(54.5)	(6.4)	(31.8)	(2.1)	(32.8)
General and administrative expense	(7.9)	(50.6)	(15.3)	(76.1)	7.4	48.4
Depreciation and amortization expense	(5.4)	(34.6)	(5.8)	(28.9)	0.4	6.9
Lease termination costs	(11.7)	(75.0)	—	—	(11.7)	(100.0)

Loss from continuing operations before interest and income taxes	(25.8)	(165.4)	(15.3)	(76.1)	(10.5)	(68.6)

Net interest income (expense)	0.4	2.6	(1.3)	(6.5)	1.7	130.8
Sublease income and other	0.8	5.1	0.7	3.5	0.1	14.3
Income tax benefit	—	—	6.1	30.3	(6.1)	(100.0)

Loss from continuing operations	$(24.6)	(157.7)	$(9.8)	(48.8)	$(14.8)	(151.0)

Net Sales.
Our total net sales from continuing operations decreased $4.5 million, or 22.0%, to $15.6 million in the first quarter of 2008. The decrease was primarily driven by lower order volume and higher revenue deferral rates in fiscal 2008 compared to fiscal 2007. We experienced weakness in markets and products that have heavy reliance on federal, state and local funding sources. Our reading intervention for middle school students and its online offerings continue to grow, but growth was not enough to offset declines in products with heavy reliance on federal funding. In 2008, we deferred a larger percentage of sales compared to 2007 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. We defer the revenue associated with those services and on-line access and recognize the revenue over the period they are delivered.
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Our gross profit percentage for the first quarter of 2008 decreased 7.9 percentage points to 58.3% compared to 66.2% for the first quarter of 2007. The decrease is due to the deferral of a larger percentage of sales in 2008 versus 2007, which reduced net sales but did not have an offsetting and corresponding decrease in cost of sales. VED sales and, therefore, its gross profit are subject to seasonality with the first and fourth quarters being the weakest.

Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first quarter of 2008 increased $0.3 million to $1.4 million compared to the first quarter of 2007, primarily due to the timing of expenditures.
Sales and Marketing.
Sales and marketing expenditures include all costs related to selling efforts and marketing. Sales and marketing expense for the first quarter of 2008 increased $2.1 million to $8.5 million compared to the first quarter of 2007, as we sought to maintain sales volumes in an increasingly challenging market and due to costs associated with our participation in several 2008 state adoptions.
General and Administrative.

	Three Months Ended		Year Over Year Change
	March 31,	March 31,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

VED	$2.9	$2.7	$(0.2)	(7.4)
Corporate	5.0	12.6	7.6	60.3

Total	$7.9	$15.3	$7.4	48.4

General and administrative expenses decreased $7.4 million, or 48.4%, to $7.9 million compared to the first quarter of fiscal 2007. General and administrative activities include $5.0 million in the first quarter of 2008 and $12.6 million in first quarter of 2007 related to activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL. These corporate expenses decreased $7.6 million, or 60.3%, as a result of lower professional fees incurred in fiscal 2008 related to the restatement efforts, as these activities were brought closer to conclusion, and completing the sale of PQIL in 2007.
Excluding the corporate costs, general and administrative expenses increased $0.2 million, or 7.4%, year over year, and represented 18.6% and 13.4% as a percentage of net sales for the first quarter of fiscal 2008 and 2007, respectively.

Net Interest Income (Expense).

	Three Months Ended		Year Over Year Change
	March 31,	March 31,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

Interest income	$0.4	$1.2	$(0.8)	(66.7)
Interest expense	—	(2.5)	2.5	100.0

Total	$0.4	$(1.3)	$1.7	130.8

Net interest income totaled $0.4 million in the first quarter of fiscal 2008 versus net interest expense of $1.3 million in the first quarter of fiscal 2007. On February 9, 2007, we sold PQIL and all of our remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. We used a portion of the proceeds from that sale to pay off all remaining debt, excluding capital leases. The result of this activity was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, lower cash balances and a change in the mix of investments and related interest rates during 2008 relative to 2007 decreased interest earned on cash balances and investments.
Sublease Income and Lease Termination Costs.
We announced plans after the sale of PQBS and PQIL to transition all of our corporate functions from the Ann Arbor headquarters to Dallas during 2007 and 2008. The transition plan was completed by year-end 2008. From the date of the sale of PQIL in February 2007, we subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $0.8 million for the first quarter of fiscal 2008 and $0.7 million in the first quarter of fiscal 2007.
On January 1, 2008, we entered into an agreement with one of our lessors, Relational, LLC f/k/a Relational Funding Corporation (“Relational”) and ProQuest LLC (formerly known as ProQuest-CSA LLC) (“CSA”) relating to certain obligations regarding the capital and operating leases for certain property and equipment used at our facilities at 777 Eisenhower Parkway (the “777 Facility”) and 789 Eisenhower Parkway (the “789 Facility”) in Ann Arbor, Michigan. The aforementioned leases originated as early as fiscal 2005 with up to five year terms. Effective January 1, 2008, we conveyed, assigned, transferred and delivered to CSA all of our right, title and interest and benefit of certain property and equipment. We were released from any and all obligations relating to these leases and Relational, as lessor, consented to such assignments and releases. Due to these assignments, the write off of certain assets and liabilities under capital leases, such as office furniture, phone and power supply systems, and video equipment, totaled a net charge of $0.1 million in the first quarter of 2008.

On January 25, 2008, we entered into a series of agreements with our current landlord, Transwestern Great Lakes, LP (“Transwestern”) and CSA relating to certain obligations regarding the long term leases for the facilities in Ann Arbor, Michigan. On March 4, 2008, we paid CSA $11.0 million, a portion of which was distributed to Transwestern for termination of the lease relating to office space at the 777 Facility. Upon the Closing Date of March 7, 2008, we were released from any and all obligations relating to the 15 year lease we previously entered into for the 777 Facility. Through assignment, we were also released from any and all obligations relating to the 15 year lease we previously entered into for office space at the 789 Facility. We assigned all of our rights under the lease for the 789 Facility to CSA and CSA assumed the obligations of tenant under such lease, as amended. Transwestern, as landlord, consented to such assignment. In connection with the termination and assignment of these long term facility leases, certain leasehold improvements and deferred rent were written off, which totaled a net charge of $0.6 million in the first quarter of 2008. We recorded a total charge to expense in the first quarter of 2008 of $11.7 million for all lease termination costs.
Income Tax Benefit.
For the first quarter of 2008, we recorded no income tax benefit or expense for the loss from continuing operations as we cannot assume future taxable income. For the first quarter of fiscal 2007, we attributed an income tax benefit to continuing operations of $6.1 million, which represents an effective tax rate of 38.2%.
Discontinued Operations.
In December 2006, we announced the sale of our PQIL business. The sale was completed in February 2007 for $195.2 million after final adjustments for working capital and assumed liabilities. Accordingly, the operating results of the PQIL business have been segregated from our continuing operations and reported as earnings from discontinued operations. We recognized a gain on the sale of discontinued operations of $46.6 million (net of tax) due to the sale of PQIL in the first quarter of fiscal 2007.
Liquidity
As of March 31, 2008, we did not have any debt with the exception of certain capital leases. Cash and cash equivalents decreased to $23.1 million at March 31, 2008 compared to $53.9 million at December 29, 2007.
During the first quarter of 2008, cash used in operating activities from continuing operations was $29.4 million. The decrease in cash is primarily due to expenditures related to personnel and activities based in Ann Arbor, Michigan required to finalize past due financial reporting and transition the corporate office to Dallas, Texas, as well as contributions made to legacy employee benefit plans.

Cash from continuing operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.
Other significant uses of cash for continuing operations during the first quarter of 2008 included $1.6 million of expenditures related to property, equipment, curriculum development costs, and software.
Net proceeds generated from the sale or maturity of marketable securities were $0.3 million.
As of November 30, 2008, we have cash, cash equivalents, and short-term investments totaling $75.2 million with no outstanding debt. We believe that current cash, cash equivalents and short term investment balances, expected income tax refunds, and cash generated from operations will be adequate to fund the working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future.
During the fourth quarter of 2008, the Company provided an opportunity for participants in its replacement benefit plan (“RBP”) and its defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. The RBP, which represented a liability of $5.4 million as of March 31, 2008, includes a small number of terminated and retired executives and one current executive. The defined benefit pension plan, which represented a liability of $20.7 million as of March 31, 2008, covers certain terminated and retired former domestic employees. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the responses received, the Company expects that it will pay cash out of approximately $7.9 million in January 2009 related to these lump sum payments. The Company is still assessing the impact of the partial settlement on its financial statements, but currently expects to record a gain of approximately $3 to $5 million.

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
In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer accounts for business combinations. SFAS No. 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R applies prospectively and is effective for business combinations made by the Company beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We adopted the provisions of SFAS No. 159, related to recurring financial and non-financial assets and liabilities, on January 1, 2008. The adoption had no impact on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Certain provisions of this statement are effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 related to recurring financial and non-financial assets and liabilities on January 1, 2008. The adoption had no impact on our consolidated financial statements. All financial assets and financial liabilities are valued using level 1 inputs. The Company is currently evaluating the potential impact that the adoption of the deferred portion of SFAS No. 157 will have on our consolidated financial position, results of operation or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company does not have material interest rate risk. As of March 31, 2008, the Company does not have any interest rate forwards or option contracts outstanding.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of March 31, 2008, the Company does not have any outstanding foreign currency forwards or option contracts.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15 (f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On May 2, 2006, the Court ordered the four cases consolidated and appointed lead plaintiffs and lead plaintiffs’ counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements. On January 24, 2007, lead plaintiffs filed their amended consolidated complaint, which Defendants moved to dismiss on March 15, 2007. The Court denied Defendants’ motion to dismiss on November 6, 2007.
On July 22, 2008, the Company reached an agreement in principle to settle the consolidated shareholder securities class action lawsuit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan for $20 million. The settlement will be funded largely by insurance. Under the terms of the agreement, the Company would pay approximately $4.5 million in fees and settlement amounts to settle all claims related to the financial statements with remaining amounts to be paid by insurers. A Stipulation and Agreement of Settlement was signed by the parties and the Court granted preliminary approval of such agreement. The final settlement is subject to final Court approval and the participation of a sufficient percentage of the putative class. There is no assurance that a final Court approval will be obtained or putative class member participation will be sufficient. If the settlement arrangement is not finalized, the Company intends to defend itself vigorously.
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

On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On December 3, 2008, the Company reached an agreement in principle to settle the shareholder derivative litigation lawsuit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan. Under the terms of the agreement, the Company and its insurers would pay an amount not to exceed $650,000 in attorneys’ fees and agree to maintain or adopt additional corporate governance standards. The Company’s portion of this amount is equal to $500,000. The settlement is subject to completion of a Stipulation of Settlement to be signed by the parties, preliminary and final court approval and the provision of notice to shareholders. There is no assurance that a final Stipulation of Settlement will be completed, court approval will be obtained or putative class member participation will be sufficient. If the derivative litigation settlement arrangement is not finalized, the Company intends to defend itself vigorously.
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
Item 1A. Risk Factors
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

32.2
Certification of Bradley C. Almond, Vice President and Chief Financial Officer of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 9, 2009	VOYAGER LEARNING COMPANY
/s/ Richard J. Surratt
President and CEO

/s/ Bradley C. Almond
Vice President and Chief Financial Officer

EXHIBIT INDEX

Index Number	Description

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Richard J. Surratt, President and CEO of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Bradley C. Almond, Vice President and Chief Financial Officer of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002