Form 10-Q
period 2008-06-30
Voyager Learning CO
filed 2009-01-09
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 30, 2008 was 29,874,145.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net sales	$33,514	$36,330	$49,151	$56,389
Cost of sales (exclusive of depreciation and amortization shown separately below)	(11,348)	(10,519)	(17,881)	(17,240)

Gross profit	22,166	25,811	31,270	39,149

Research and development expense	(1,176)	(1,278)	(2,602)	(2,387)
Sales and marketing expense	(8,901)	(7,345)	(17,405)	(13,773)
General and administrative expense	(8,332)	(15,238)	(16,209)	(30,557)
Depreciation and amortization expense	(5,390)	(5,689)	(10,825)	(11,470)
Lease termination costs	—	—	(11,673)	—

Loss from continuing operations before interest and income taxes	(1,633)	(3,739)	(27,444)	(19,038)

Net interest income (expense):
Interest income	141	994	576	2,165
Interest expense	(105)	(469)	(154)	(2,958)

Net interest income (expense)	36	525	422	(793)

Sublease income and other	(4)	1,229	789	1,961

Loss from continuing operations before income taxes	(1,601)	(1,985)	(26,233)	(17,870)
Income tax benefit	—	756	—	6,830

Loss from continuing operations	(1,601)	(1,229)	(26,233)	(11,040)

Earnings from discontinued operations (less applicable income taxes of $0, $0, $0 and $1,491, respectively)	—	—	—	4,594
Gain on sale of discontinued operations (less applicable income taxes of $0, $0, $0, and $11,160, respectively)	—	—	—	46,572

Net earnings (loss)	$(1,601)	$(1,229)	$(26,233)	$40,126

Net earnings (loss) per common share:

Basic:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.88)	$(0.37)
Earnings from discontinued operations	—	—	—	0.15
Gain on sale of discontinued operations	—	—	—	1.56

Basic net earnings (loss) per common share	$(0.05)	$(0.04)	$(0.88)	$1.34

Diluted:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.88)	$(0.37)
Earnings from discontinued operations	—	—	—	0.15
Gain on sale of discontinued operations	—	—	—	1.56

Diluted net earnings (loss) per common share	$(0.05)	$(0.04)	$(0.88)	$1.34

Average number of common shares and equivalents outstanding:
Basic	29,871	29,858	29,871	29,852
Diluted	29,871	29,858	29,871	29,852
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 29,
	2008	2007
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$15,314	$53,868
Accounts receivable, net	21,982	9,266
Income tax receivable	64,421	65,600
Inventory	18,789	16,005
Other current assets	29,665	16,489

Total current assets	150,171	161,228

Property, equipment, and software at cost	14,653	23,925
Accumulated depreciation and amortization	(8,202)	(8,584)

Net property, equipment and software	6,451	15,341

Goodwill	142,858	142,858
Acquired curriculum intangibles, net	44,819	51,206
Other intangible assets, net	5,756	6,411
Developed curriculum, net	8,771	9,333
Other assets	1,359	16,350

Total assets	$360,185	$402,727

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of capital lease obligations	$202	$789
Accounts payable	6,411	4,403
Accrued expenses	37,586	25,315
Deferred revenue	18,328	19,822

Total current liabilities	62,527	50,329

Long-term liabilities:
Capital lease obligations, less current maturities	154	810
Other liabilities	33,104	61,258

Total long-term liabilities	33,258	62,068

Commitments and contingencies (See Note 16)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,550 shares issued and 29,874 shares outstanding at June 30, 2008, and 30,552 shares issued and 29,883 shares outstanding at December 29, 2007)	30	30
Capital surplus	357,293	356,683
Accumulated earnings (deficit)	(73,956)	(47,723)
Treasury stock, at cost (676 shares at June 30, 2008 and 669 shares at December 29, 2007)	(16,836)	(16,742)
Other comprehensive income (loss):
Pension and postretirement plans, net of tax	(2,101)	(2,088)
Net unrealized gain (loss) on securities, net of tax	(30)	170

Accumulated other comprehensive income (loss)	(2,131)	(1,918)

Total shareholders’ equity	264,400	290,330

Total liabilities and shareholders’ equity	$360,185	$402,727

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Operating activities:

Net earnings (loss)	$(26,233)	$40,126
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	10,825	11,470
Non-cash lease termination costs	673	—
Stock-based compensation (benefit)	479	(626)
Gain on sale of available for sale securities	(140)	(508)
Gain on sale of discontinued operations, net of tax	—	(46,572)
Deferred income taxes	—	(7,106)
Earnings from discontinued operations, net of tax	—	(4,594)
Amortization and write-off of deferred financing costs	—	2,236

Changes in operating assets and liabilities:
Accounts receivable, net	(12,716)	(55,159)
Inventory	(2,784)	(3,826)
Other current assets	2,015	54,319
Other assets	(8)	(1,404)
Accounts payable	2,008	3,875
Accrued expenses	(7,729)	(60,300)
Deferred revenue	(630)	(5,157)
Other long-term liabilities	(1,502)	(12,942)
Other, net	55	(15)

Net cash used in operating activities of continuing operations	(35,687)	(86,183)

Investing activities:
Expenditures for property, equipment, curriculum development costs, and software	(3,634)	(4,934)
Purchases of equity investments available for sale	(595)	(7,656)
Proceeds from sales of equity investments available for sale	1,515	8,505
Proceeds from sale of discontinued operations, net	—	186,342

Net cash provided by (used in) investing activities of continuing operations	(2,714)	182,257

Financing activities:
Repayment of debt	—	(58,225)
Principal payments under capital lease obligations	(153)	(393)
Debt issuance costs	—	(302)

Net cash used in financing activities of continuing operations	(153)	(58,920)

Increase (decrease) in cash and cash equivalents of continuing operations	(38,554)	37,154

Net cash used in discontinued operations:
Net cash used in operating activities	—	(19,891)
Net cash used in investing activities	—	(2,540)
Net cash used in financing activities	—	(730)

Net cash used in discontinued operations	—	(23,161)

Increase (decrease) in cash and cash equivalents	(38,554)	13,993

Cash and cash equivalents, beginning of period	53,868	39,902

Cash and cash equivalents, end of period	$15,314	$53,895

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
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 29, 2007 (the “2007 10-K”). Due to seasonality, the results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
Certain reclassifications to the 2007 Consolidated Financial Statements have been made to conform to the 2008 presentation. In 2007 cost of sales includes expenses to print, handle and warehouse product and provide services and support to customers. Additionally, in 2007, cost of sales included amortization related to our acquired and developed curriculum and certain other operational assets. All depreciation and amortization for the periods presented herein have been segregated and shown separately.
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
Note 2 — Change in Fiscal Year
On December 20, 2007, the Board of Directors of the Company adopted a resolution changing the Company’s fiscal year end from the Saturday nearest to December 31 to a calendar year. This change is effective for the fiscal year ending on December 31, 2008. The Company’s fiscal 2007 year ended on December 29, 2007. The two-day transition period between December 29, 2007 and the 2008 annual fiscal year, which began January 1, 2008, will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008. The Quarterly Report on Form 10-Q for the period ended March 31, 2008 was the first report filed by the Company for the newly adopted fiscal year and also includes the two-day transition period.
Note 3 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $1.3 million at both June 30, 2008 and December 29, 2007. The allowance for doubtful accounts is based on a review of the outstanding accounts receivable balances and historical collection experience. The allowance for sales returns is based on historical rates of return.
Note 4 — Stock-Based Compensation
The total amount of pre-tax expense (benefit) for stock-based compensation recognized in general and administrative expense was $0.2 million and $0.4 million in the quarters ended June 30, 2008 and June 30, 2007, respectively, and $0.5 million and $(0.6) million in the six month periods ended June 30, 2008 and June 30, 2007, respectively.  Additionally, a pre-tax benefit for stock-based compensation of $(0.1) million is recognized in earnings from discontinued operations for the six month period ended June 30, 2007.
In June 2008 the Company issued 15,714 cash-based restricted stock units to members of the Company’s Board of Directors (2,619 units per board member). Under this grant, the cash based restricted stock units vest after six months. No actual shares will be issued in relation to this grant, but instead, the grant was intended to provide payment to the members of the Board of Directors in a form of compensation that is related to the price of the Company’s stock. All cash settled restricted stock units related to this grant have been classified as liability awards based on their cash settlement provisions. Liability and expense amounts related to this grant are not material at June 30, 2008.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Shares in thousands)	2008	2007	2008	2007

Basic	29,871	29,858	29,871	29,852
Dilutive effect of awards	—	—	—	—

Diluted	29,871	29,858	29,871	29,852

No awards were included in the computation of diluted net earnings (loss) per common share for the three and six months ended June 30, 2008 and June 30, 2007 because a loss from continuing operations occurred and to include them would be anti-dilutive.
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
The operating results of sold businesses have been segregated from continuing operations. The Condensed Consolidated Statements of Operations separately reflect the earnings of PQIL and the gain on sale of PQIL as discontinued operations. Interest expense of $0.8 million for the six month period ended June 30, 2007 was allocated to discontinued operations based on the ratio of sold assets to total net assets of the consolidated company.

Results from discontinued operations, all of which occurred in the first quarter of 2007 and relate to the PQIL business, are shown below:

(Dollars in thousands)

Net sales from discontinued operations	$26,062

Earnings from discontinued operations before interest and income taxes	6,932

Interest expense, net	(847)
Income tax expense	(1,491)

Earnings from discontinued operations, net of taxes	$4,594

The gain on sale of discontinued operations recorded in the first quarter of 2007, which relates to the PQIL business, was derived as follows:

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

Comprehensive income (loss) is shown in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2008	2007	2008	2007

Net earnings (loss)	$(1,601)	$(1,229)	$(26,233)	$40,126

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,313)
Pension and postretirement plans	(6)	7	(13)	15
Unrealized gain (loss) on securities	(20)	11	(200)	(444)

Comprehensive income (loss)	$(1,627)	$(1,211)	$(26,446)	$38,384

Note 8 — Other Current Assets
Other current assets at June 30, 2008 and December 29, 2007 consisted of the following:

	As of
	June 30,	December 29,
(Dollars in thousands)	2008	2007

Short-term deferred tax asset	$2,566	$2,566
Deferred costs	1,437	1,434
Available for sale securities	2,642	3,629
Insurance receivable	17,165	1,217
Other	5,855	7,643

Total	$29,665	$16,489

See Note 16 for further description of the legal contingency accrual related to the putative securities class actions and the related receivable from the Company’s insurance providers. This liability and related receivable were classified as long-term as of December 29, 2007.
Note 9 — Other Assets
Other assets at June 30, 2008 and December 29, 2007 consisted of the following:

	As of
	June 30,	December 29,
(Dollars in thousands)	2008	2007

Insurance receivable	$—	$15,000
Other	1,359	1,350

Total	$1,359	$16,350

Note 10 — Accrued Expenses
Accrued expenses at June 30, 2008 and December 29, 2007 consisted of the following:

	As of
	June 30,	December 29,
(Dollars in thousands)	2008	2007

Salaries, bonuses and benefits	$11,070	$12,231
Corporate transition costs	1,820	2,466
Legal contingency accrual	20,000	5,400
Other	4,696	5,218

Total	$37,586	$25,315

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
Note 11 — Other Liabilities
Other liabilities at June 30, 2008 and December 29, 2007 consisted of the following:

	As of
	June 30,	December 29,
(Dollars in thousands)	2008	2007

Pension benefits, long-term portion	$18,505	$18,843
Long-term deferred tax liability	4,453	4,454
Long-term income tax payable	645	777
Legal contingency accrual	—	20,000
Long-term deferred compensation	4,717	5,713
Deferred rent	136	7,639
Long-term deferred revenue	2,181	1,317
Other	2,467	2,515

Total	$33,104	$61,258

Note 12 — Pension and Other Postretirement Benefit Plans
Components of net periodic benefit costs are:

	Three Months Ended
	U.S. Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	310	297	2	2
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	18	34	(24)	(26)

Net pension and other postretirement benefit cost (income)	$328	$331	$(22)	$(24)

	Six Months Ended
	U.S. Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	621	594	3	4
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	36	68	(49)	(52)

Net pension and other postretirement benefit cost (income)	$657	$662	$(46)	$(48)

Note 13 — Capital Lease Obligations
The following table summarizes our capital lease obligations as of the dates indicated:

	As of
	June 30,	December 29,
(Dollars in thousands)	2008	2007

Capital lease obligations:
Capital lease obligations	$354	$1,596
Termination costs	2	3

Total capital lease obligations	356	1,599
Less: current maturities	(202)	(789)

Capital lease obligations, less current maturities	$154	$810

Upon closing on the sale of PQIL on February 9, 2007, the Company paid the remaining balances owed to its lenders and noteholders and the Company was released from all obligations under the 2002 Senior Notes due 10/01/12, 2005 Senior Notes due 01/31/15, and the 2005 Revolving Credit Agreement.
Interest expense for the first half of 2007 includes $2.2 million for amortization and the write-off of unamortized deferred financing fees related to the extinguished debt balances.

Note 14 — Corporate Transition and Lease Termination Costs
On February 12, 2007, after the sale of ProQuest Business Solutions (“PQBS”) and PQIL, the Company’s Board of Directors approved and announced to employees the closing of the corporate office in Ann Arbor, Michigan. The transition plan, which was completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.4 million in severance and retention expense related to the transition plan, all of which has been accrued as of June 30, 2008. Related costs are included in general and administrative expense. The change in the accruals for corporate transition costs related to severance and retention payments for the six month period ended June 30, 2008 is as follows:

(Dollars in thousands)

Balance as of January 1, 2007	$—

Accruals	4,338

Payments made	(1,372)

Balance as of December 29, 2007	$2,966

Accruals	103

Payments made	(371)

Balance as of June 30, 2008	$2,698

Current portion	$1,820

Long-term portion	$878

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
We have letters of credit in the amount of $1.0 million outstanding as of June 30, 2008 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.
Note 17 — Retirement Plans (Subsequent Event)
During the fourth quarter of 2008, the Company provided an opportunity for participants in its replacement benefit plan (“RBP”) and its defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. The RBP, which represented a liability of $5.4 million as of June 30, 2008, includes a small number of terminated and retired executives and one current executive. The defined benefit pension plan, which represented a liability of $20.6 million as of June 30, 2008, covers certain terminated and retired former domestic employees. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the responses received, the Company expects that it will pay cash out of approximately $7.9 million in January 2009 related to these lump sum payments. The Company is still assessing the impact of the partial settlement on its financial statements, but currently expects to record a gain of approximately $3 to $5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year ended December 29, 2007 (the “2007 Form 10-K”), as well as the accompanying interim financial statements for the three and six month periods ending June 30, 2008.
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

Second Quarter of Fiscal 2008 Compared to the Second Quarter of Fiscal 2007

	Three Months Ended
	June 30, 2008		June 30, 2007		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%

Net sales	$33.5	100.0	$36.3	100.0	$(2.8)	(7.7)
Cost of sales (exclusive of depreciation and amortization shown separately below)	(11.3)	(33.7)	(10.5)	(28.9)	(0.8)	(7.6)

Gross profit	22.2	66.3	25.8	71.1	(3.6)	(14.0)

Research and development expense	(1.2)	(3.6)	(1.3)	(3.6)	0.1	7.7
Sales and marketing expense	(8.9)	(26.6)	(7.3)	(20.1)	(1.6)	(21.9)
General and administrative expense	(8.3)	(24.8)	(15.2)	(41.9)	6.9	45.4
Depreciation and amortization expense	(5.4)	(16.1)	(5.7)	(15.7)	0.3	5.3

Loss from continuing operations before interest and income taxes	(1.6)	(4.8)	(3.7)	(10.2)	2.1	56.8

Net interest income	—	—	0.5	1.4	(0.5)	(100.0)
Sublease income and other	—	—	1.2	3.3	(1.2)	(100.0)
Income tax benefit	—	—	0.8	2.2	(0.8)	(100.0)

Loss from continuing operations	$(1.6)	(4.8)	$(1.2)	(3.3)	$(0.4)	(33.3)

Net Sales.
Our total net sales from continuing operations decreased $2.8 million, or 7.7%, to $33.5 million in the second quarter of 2008. The decrease was primarily driven by lower order volume and higher revenue deferral rates in fiscal 2008 compared to fiscal 2007. We experienced weakness in markets and products that have heavy reliance on federal, state and local funding sources. Our reading intervention for middle school students and its online offerings continue to grow, but growth was not enough to offset declines in products with heavy reliance on federal funding. In 2008, we deferred a larger percentage of sales compared to 2007 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. We defer the revenue associated with those services and on-line access and recognize the revenue over the period they are delivered.
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Our gross profit percentage for the second quarter of 2008 decreased 4.8 percentage points to 66.3% compared to 71.1% for the second quarter of 2007. The decrease is primarily due to the deferral of a larger percentage of sales in 2008 versus 2007, which reduced net sales but did not have an offsetting and corresponding decrease in cost of sales.
Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the second quarter of 2008 remained relatively flat.

Sales and Marketing.
Sales and marketing expenditures include all costs related to selling efforts and marketing. Sales and marketing expense for the second quarter of 2008 increased $1.6 million to $8.9 million compared to the second quarter of 2007, as we sought to maintain sales volumes in an increasingly challenging market and due to costs associated with our participation in several 2008 state adoptions.
General and Administrative.

	Three Months Ended		Year Over Year Change
	June 30,	June 30,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

VED	$3.0	$3.1	$0.1	3.2
Corporate	5.3	12.2	6.9	56.6

Total	$8.3	$15.3	$7.0	45.8

General and administrative expenses decreased $7.0 million, or 45.8%, to $8.3 million compared to the second quarter of fiscal 2007. General and administrative activities include $5.3 million in the second quarter of 2008 and $12.2 million in the second quarter of 2007 related to activities based in Ann Arbor, Michigan required to finalize the restatement efforts and transition the corporate office to Dallas, Texas. These corporate expenses decreased $6.9 million, or 56.6%, as a result of lower professional fees incurred in fiscal 2008 related to the restatement efforts as these activities were brought closer to conclusion.
Excluding the corporate costs, general and administrative expenses decreased $0.1 million, or 3.2%, year over year, and represented 9.0% and 8.5% as a percentage of net sales for the second quarter of fiscal 2008 and 2007, respectively.

Net Interest Income.

	Three Months Ended		Year Over Year Change
	June 30,	June 30,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

Interest income	$0.1	$1.0	$(0.9)	(90.0)
Interest expense	(0.1)	(0.5)	0.4	80.0

Total	$—	$0.5	$(0.5)	100.0

Net interest income decreased $0.5 million in the second quarter of fiscal 2008 versus the comparable prior year quarter. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. In December 2006, we announced the sale of PQIL including all remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. This sale closed on February 9, 2007, and we used a portion of the proceeds from that sale to pay off all remaining debt, excluding capital leases. The result of this activity was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, lower cash balances and a change in the mix of investments and related interest rates during 2008 relative to 2007 decreased earnings on cash balances and investments.
Sublease Income and Other.
The Company announced plans after the sale of PQBS and PQIL to transition all of our corporate functions from the Ann Arbor headquarters to Dallas during 2007 and 2008. From the date of the sale of PQIL in February 2007, the Company subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $1.2 million for the second quarter of fiscal 2007.
Income Tax Benefit.
For the second quarter of 2008, the Company recorded no income tax benefit or expense for the loss from continuing operations as we cannot assume future taxable income. For the second quarter of fiscal 2007, the Company attributed an income tax benefit to continuing operations of $0.8 million, which represents an effective tax rate of 38.1%.

Results of Operations
First Half 2008 Compared to the First Half 2007

	Six Months Ended
	June 30, 2008		June 30, 2007		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%

Net sales	$49.2	100.0	$56.4	100.0	$(7.2)	(12.8)
Cost of sales (exclusive of depreciation and amortization shown separately below)	(17.9)	(36.4)	(17.3)	(30.7)	(0.6)	(3.5)

Gross profit	31.3	63.6	39.1	69.3	(7.8)	(19.9)

Research and development expense	(2.6)	(5.3)	(2.4)	(4.3)	(0.2)	(8.3)
Sales and marketing expense	(17.4)	(35.4)	(13.8)	(24.5)	(3.6)	(26.1)
General and administrative expense	(16.2)	(32.9)	(30.5)	(54.1)	14.3	46.9
Depreciation and amortization expense	(10.8)	(21.9)	(11.4)	(20.1)	0.6	5.3
Lease termination costs	(11.7)	(23.8)	—	—	(11.7)	(100.0)

Loss from continuing operations before interest and income taxes	(27.4)	(55.7)	(19.0)	(33.7)	(8.4)	(44.2)

Net interest income (expense)	0.4	0.8	(0.8)	(1.4)	1.2	150.0
Sublease income and other	0.8	1.6	2.0	3.5	(1.2)	(60.0)
Income tax benefit	—	—	6.8	12.1	(6.8)	(100.0)

Net loss from continuing operations	$(26.2)	(53.3)	$(11.0)	(19.5)	$(15.2)	(138.2)

Net Sales.
Our total net sales from continuing operations decreased $7.2 million, or 12.8%, to $49.2 million in the first half of 2008. The decrease was primarily driven by lower order volume and higher revenue deferral rates in fiscal 2008 compared to fiscal 2007. We experienced weakness in markets and products that have heavy reliance on federal, state and local funding sources. Our reading intervention for middle school students and its online offerings continue to grow, but growth was not enough to offset declines in products with heavy reliance on federal funding. In 2008, we deferred a larger percentage of sales compared to 2007 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. We defer the revenue associated with those services and on-line access and recognize the revenue over the period they are delivered.
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Our gross profit percentage for the first half of 2008 decreased 5.7 percentage points to 63.6% compared to 69.3% for the first half of 2007. The decrease is primarily due to the deferral of a larger percentage of sales in 2008 versus 2007, which reduced net sales but did not have an offsetting and corresponding decrease on cost of sales. VED sales and, therefore, its gross profit are subject to seasonality with the first and fourth quarters being the weakest.

Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first half of 2008 remained relatively flat, increasing $0.2 million to $2.6 million compared to the first half of 2007.
Sales and Marketing.
Sales and marketing expenditures include all selling effort and marketing costs. Sales and marketing expense for the first half of 2008 increased $3.6 million to $17.4 million compared to the first half of 2007, as we sought to maintain sales volumes in an increasingly challenging market and due to costs associated with our participation in several 2008 state adoptions.
General and Administrative.

	Six Months Ended		Year Over Year Change
	June 30,	June 30,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

VED	$5.9	$5.8	$(0.1)	(1.7)
Corporate	10.3	24.7	14.4	58.3

Total	$16.2	$30.5	$14.3	46.9

General and administrative expenses decreased $14.3 million, or 46.9%, to $16.2 million compared to the first half of fiscal 2007. General and administrative activities include $10.3 million in the first half of 2008 and $24.7 million in the first half of 2007 related to activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL. These corporate expenses decreased $14.4 million, or 58.3%, as a result of lower professional fees incurred in fiscal 2008 related to the restatement efforts, as these activities were brought closer to conclusion in 2008, and completing the sale of PQIL in fiscal 2007.
Excluding the corporate costs, selling and administrative expenses increased $0.1 million, or 1.7%, year over year, and represented 12.0% and 10.3% as a percentage of net sales for the first half of fiscal 2008 and 2007, respectively.

Net Interest Income (Expense).

	Six Months Ended		Year Over Year Change
	June 30,	June 30,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

Interest income	$0.6	$2.2	$(1.6)	(72.7)
Interest expense	(0.2)	(3.0)	2.8	93.3

Total	$0.4	$(0.8)	$1.2	150.0

Net interest income (expense) totaled $0.4 million in the first half of fiscal 2008 versus $(0.8) million in the first half of fiscal 2007. On November 28, 2006, we sold PQBS to Snap-on Incorporated and used the proceeds to reduce outstanding debt. On February 9, 2007, we sold PQIL and all of our remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. We used a portion of the proceeds from that sale to pay off all remaining debt, excluding capital leases. The result of this activity was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, lower cash balances and a change in the mix of investments and related interest rates during 2008 relative to 2007 decreased earnings on cash balances and investments.
Sublease Income and Lease Termination Costs.
We announced plans after the sale of PQBS and PQIL to transition all of our corporate functions from the Ann Arbor headquarters to Dallas during 2007 and 2008. The transition plan was completed by year-end 2008. From the date of the sale of PQIL in February 2007, the Company subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $0.8 million for the first half of fiscal 2008.
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
Income Tax Benefit.
For the first half of 2008, we recorded no income tax benefit or expense for the loss from continuing operations as we cannot assume future taxable income. For the first half of fiscal 2007, we attributed an income tax benefit to continuing operations of $6.8 million, which represents an effective tax rate of 38.2%.
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
Liquidity
As of June 30, 2008, we did not have any debt with the exception of certain capital leases. Cash and cash equivalents decreased to $15.3 million at June 30, 2008 compared to $53.9 million at December 29, 2007.

During the first half of fiscal 2008, cash used in operating activities from continuing operations was $35.7 million. The decrease in cash is primarily due to expenditures related to personnel and activities based in Ann Arbor, Michigan required to finalize past due financial reporting and transition the corporate office to Dallas, Texas, as well as contributions made to legacy employee benefit plans.
Cash from continuing operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.
Other significant uses of cash for continuing operations during the first half of fiscal 2008 included:
•	$3.6 million of expenditures related to property, equipment, curriculum development costs, and software; and
•	$0.2 million for principal payments on capital leases.
Net proceeds generated from the sale or maturity of marketable securities were $0.9 million.
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
During the fourth quarter of 2008, the Company provided an opportunity for participants in its replacement benefit plan (“RBP”) and its defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. The RBP, which represented a liability of $5.4 million as of June 30, 2008, includes a small number of terminated and retired executives and one current executive. The defined benefit pension plan, which represented a liability of $20.6 million as of June 30, 2008, covers certain terminated and retired former domestic employees. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the responses received, the Company expects that it will pay cash out of approximately $7.9 million in January 2009 related to these lump sum payments. The Company is still assessing the impact of the partial settlement on its financial statements, but currently expects to record a gain of approximately $3 to $5 million.

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
The Company does not have material interest rate risk. As of June 30, 2008, the Company does not have any interest rate forwards or option contracts outstanding.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of June 30, 2008, the Company does not have any outstanding foreign currency forwards or option contracts.
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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15 (f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A Risk Factors
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

32.2
Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Assistant Secretary of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
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

32.2
Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Assistant Secretary of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002