Form 10-Q
period 2008-09-30
Voyager Learning CO
filed 2009-01-09
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code: (214) 932-9500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 30, 2008 was 29,874,145.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2008	2007	2008	2007

Net sales	$27,267	$31,837	$76,418	$88,226
Cost of sales (exclusive of depreciation and amortization shown separately below)	(9,956)	(9,973)	(27,837)	(27,213)

Gross profit	17,311	21,864	48,581	61,013

Research and development expense	(1,141)	(1,125)	(3,743)	(3,512)
Sales and marketing expense	(8,005)	(7,535)	(25,410)	(21,308)
General and administrative expense	(8,077)	(12,387)	(24,286)	(42,944)
Depreciation and amortization expense	(5,258)	(5,773)	(16,083)	(17,243)
Lease termination costs	—	—	(11,673)	—

Loss from continuing operations before interest and income taxes	(5,170)	(4,956)	(32,614)	(23,994)

Net interest income (expense):
Interest income	136	683	712	2,848
Interest expense	(77)	(152)	(231)	(3,110)

Net interest income (expense)	59	531	481	(262)

Sublease income and other	1	1,218	790	3,179

Loss from continuing operations before income taxes	(5,110)	(3,207)	(31,343)	(21,077)

Income tax benefit	—	1,226	—	8,056

Loss from continuing operations	(5,110)	(1,981)	(31,343)	(13,021)

Earnings from discontinued operations (less applicable income taxes of $0, $0, $0, and $1,491, respectively)	—	—	—	4,594
Gain on sale of discontinued operations (less applicable income taxes of $0, $0, $0, and $11,160, respectively)	—	—	—	46,572

Net earnings (loss)	$(5,110)	$(1,981)	$(31,343)	$38,145

Net earnings (loss) per common share:

Basic:
Loss from continuing operations	$(0.17)	$(0.07)	$(1.05)	$(0.43)
Earnings from discontinued operations	—	—	—	0.15
Gain on sale of discontinued operations	—	—	—	1.56

Basic net earnings (loss) per common share	$(0.17)	$(0.07)	$(1.05)	$1.28

Diluted:
Loss from continuing operations	$(0.17)	$(0.07)	$(1.05)	$(0.43)
Earnings from discontinued operations	—	—	—	0.15
Gain on sale of discontinued operations	—	—	—	1.56

Diluted net earnings (loss) per common share	$(0.17)	$(0.07)	$(1.05)	$1.28

Average number of common shares and equivalents outstanding:
Basic	29,871	29,860	29,871	29,855
Diluted	29,871	29,860	29,871	29,855
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 29,
	2008	2007
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$23,113	$53,868
Accounts receivable, net	20,595	9,266
Income tax receivable	64,155	65,600
Inventory	17,673	16,005
Other current assets	25,897	16,489

Total current assets	151,433	161,228

Property, equipment, and software at cost	15,807	23,925
Accumulated depreciation and amortization	(9,043)	(8,584)

Net property, equipment, and software	6,764	15,341

Goodwill	142,858	142,858
Acquired curriculum intangibles, net	41,707	51,206
Other intangible assets, net	5,478	6,411
Developed curriculum, net	8,861	9,333
Other assets	1,361	16,350

Total assets	$358,462	$402,727

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of capital lease obligations	$176	$789
Accounts payable	4,043	4,403
Accrued expenses	35,337	25,315
Deferred revenue	26,828	19,822

Total current liabilities	66,384	50,329

Long-term liabilities:
Capital lease obligations, less current maturities	125	810
Other liabilities	32,451	61,258

Total long-term liabilities	32,576	62,068

Commitments and contingencies (See Note 16)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,550 shares issued and 29,874 shares outstanding at September 30, 2008, and 30,552 shares issued and 29,883 shares outstanding at December 29, 2007)	30	30
Capital surplus	357,523	356,683
Accumulated earnings (deficit)	(79,066)	(47,723)
Treasury stock, at cost (676 shares at September 30, 2008 and 669 shares at December 29, 2007)	(16,836)	(16,742)
Other comprehensive income (loss):
Pension and postretirement plans, net of tax	(2,108)	(2,088)
Net unrealized gain (loss) on securities, net of tax	(41)	170

Accumulated other comprehensive income (loss)	(2,149)	(1,918)

Total shareholders’ equity	259,502	290,330

Total liabilities and shareholders’ equity	$358,462	$402,727

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 29,
	2008	2007
Operating activities:

Net earnings (loss)	$(31,343)	$38,145
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	16,083	17,243
Stock-based compensation (benefit)	688	(203)
Non-cash lease termination costs	673	—
Gain on sale of available for sale securities	(136)	(508)
Gain on sale of discontinued operations, net of tax	—	(46,572)
Deferred income taxes	—	(8,332)
Earnings from discontinued operations, net of tax	—	(4,594)
Amortization and write-off of deferred financing costs	—	2,236

Changes in operating assets and liabilities:
Accounts receivable, net	(11,329)	(60,524)
Inventory	(1,668)	(3,669)
Other current assets	5,875	51,805
Other assets	(11)	(1,181)
Accounts payable	(360)	839
Accrued expenses	(10,004)	(63,623)
Deferred revenue	7,593	(283)
Other long-term liabilities	(1,838)	(13,298)
Other, net	53	(15)

Net cash used in operating activities of continuing operations	(25,724)	(92,534)

Investing activities:
Expenditures for property, equipment, curriculum development costs, and software	(5,904)	(7,037)
Purchases of equity investments available for sale	(675)	(7,699)
Proceeds from sales of equity investments available for sale	1,756	8,674
Proceeds from sale of discontinued operations, net	—	186,342

Net cash provided by (used in) investing activities of continuing operations	(4,823)	180,280

Financing activities:
Repayment of debt	—	(58,225)
Principal payments under capital lease obligations	(208)	(623)
Debt issuance costs	—	(302)

Net cash used in financing activities of continuing operations	(208)	(59,150)

Increase (decrease) in cash and cash equivalents of continuing operations	(30,755)	28,596

Net cash used in discontinued operations:
Net cash used in operating activities	—	(19,891)
Net cash used in investing activities	—	(2,540)
Net cash used in financing activities	—	(730)

Net cash used in discontinued operations	—	(23,161)

Increase (decrease) in cash and cash equivalents	(30,755)	5,435

Cash and cash equivalents, beginning of period	53,868	39,902

Cash and cash equivalents, end of period	$23,113	$45,337

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
On February 9, 2007, we sold ProQuest Information and Learning (“PQIL”) to Cambridge Scientific Abstracts, LP. The operating results and the gain on sale of PQIL have been segregated from our continuing operations for all periods presented in our Condensed Consolidated Financial Statements and are separately reported as discontinued operations (see Note 6 herein).
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 29, 2007 (the “2007 10-K”). Due to seasonality, the results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
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

With the sale of PQIL in February 2007, the Company had business segments that were included in discontinued operations in 2007. Because the Company’s management approach, organizational structure, operating performance measurement and reporting, and operational decision making are performed from a single company perspective, the Company operates as one reportable segment within the United States (“U.S.”) in fiscal 2008 and 2007, which includes all corporate operations.
Note 2 — Change in Fiscal Year
On December 20, 2007, the Board of Directors of the Company adopted a resolution changing the Company’s fiscal year end from the Saturday nearest to December 31 to a calendar year. This change is effective for the fiscal year ending on December 31, 2008. The Company’s fiscal 2007 year ended on December 29, 2007. The two-day transition period between December 29, 2007 and the 2008 annual fiscal year, which began January 1, 2008, will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008. The Quarterly Report on Form 10-Q for the period ended March 31, 2008 was the first report filed by the Company for the newly adopted fiscal year and included the two-day transition period.
Note 3 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.7 million and $1.3 million at September 30, 2008 and December 29, 2007, respectively. The allowance for doubtful accounts is based on a review of the outstanding accounts receivable balances and historical collection experience. The allowance for sales returns is based on historical rates of return.
Note 4 — Stock-Based Compensation
The total amount of pre-tax expense (benefit) for stock-based compensation recognized in general and administrative expense was $0.2 million and $0.4 million in the quarters ended September 30, 2008 and September 29, 2007, respectively, and $0.7 million and $(0.2) million in the nine month periods ended September 30, 2008 and September 29, 2007, respectively. Additionally, a pre-tax benefit for stock-based compensation of $(0.1) million is recognized in earnings from discontinued operations for the nine month period ended September 29, 2007.

In June 2008 the Company issued 15,714 cash-based restricted stock units to members of the Company’s Board of Directors (2,619 units per board member). Under this grant, the cash based restricted stock units vest after six months. No actual shares will be issued in relation to this grant, but instead, the grant was intended to provide payment to the members of the Board of Directors in a form of compensation that is related to the price of the Company’s stock. As of September 30, 2008, 2,619 awards have been cancelled due to the resignation of one of the board members. All remaining cash settled restricted stock units related to this grant have been classified as liability awards based on their cash settlement provisions. Liability and expense amounts related to this grant are not material at September 30, 2008.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
(Shares in thousands)	2008	2007	2008	2007

Basic	29,871	29,860	29,871	29,855
Dilutive effect of awards	—	—	—	—

Diluted	29,871	29,860	29,871	29,855

No awards were included in the computation of diluted net earnings (loss) per common share for the three and nine months ended September 30, 2008 and September 29, 2007 because a loss from continuing operations occurred and to include them would be anti-dilutive.

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
The operating results of sold businesses have been segregated from continuing operations. The Condensed Consolidated Statements of Operations separately reflect the earnings of PQIL and the gain on sale of PQIL as discontinued operations. Interest expense of zero and $0.8 million for the three and nine months ended September 29, 2007, respectively, was allocated to discontinued operations based on the ratio of sold assets to total net assets of the consolidated company.
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
Comprehensive income (loss) is shown in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
(Dollars in thousands)	2008	2007	2008	2007

Net earnings (loss)	$(5,110)	$(1,981)	$(31,343)	$38,145

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,313)
Pension and postretirement plans	(7)	8	(20)	23
Unrealized gain (loss) on securities	(11)	10	(211)	(434)

Comprehensive income (loss)	$(5,128)	$(1,963)	$(31,574)	$36,421

Note 8 — Other Current Assets
Other current assets at September 30, 2008 and December 29, 2007 consisted of the following:

	As of
	September 30,	December 29,
(Dollars in thousands)	2008	2007

Short-term deferred tax asset	$2,566	$2,566
Deferred costs	2,024	1,434
Available for sale securities	2,467	3,629
Insurance receivable	15,707	1,217
Other	3,133	7,643

Total	$25,897	$16,489

See Note 16 for further description of the legal contingency accrual related to the putative securities class actions and the related receivable from the Company’s insurance providers. This liability and related receivable were classified as long-term as of December 29, 2007.
Note 9 — Other Assets
Other assets at September 30, 2008 and December 29, 2007 consisted of the following:

	As of
	September 30,	December 29,
(Dollars in thousands)	2008	2007

Insurance receivable	—	15,000
Other	1,361	1,350

Total	$1,361	$16,350

Note 10 — Accrued Expenses
Accrued expenses at September 30, 2008 and December 29, 2007 consisted of the following:

	As of
	September 30,	December 29,
(Dollars in thousands)	2008	2007

Salaries, bonuses and benefits	$9,947	$12,231
Corporate transition costs	1,868	2,466
Legal contingency accrual	20,000	5,400
Other	3,522	5,218

Total	$35,337	$25,315

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
Note 11 — Other Liabilities
Other liabilities at September 30, 2008 and December 29, 2007 consisted of the following:

	As of
	September 30,	December 29,
(Dollars in thousands)	2008	2007

Pension benefits, long-term portion	$18,275	$18,843
Long-term deferred tax liability	4,453	4,454
Long-term income tax payable	645	777
Legal contingency accrual	—	20,000
Long-term deferred compensation	4,743	5,713
Deferred rent	132	7,639
Long-term deferred revenue	1,905	1,317
Other	2,298	2,515

Total	$32,451	$61,258

Note 12 — Pension and Other Postretirement Benefit Plans
Components of net periodic benefit costs are:

	Three Months Ended
	U.S Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	September 30,	September 29,	September 30,	September 29,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	311	297	1	2
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	18	34	(25)	(26)

Net pension and other postretirement benefit cost (income)	$329	$331	$(24)	$(24)

	Nine Months Ended
	U.S Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	September 30,	September 29,	September 30,	September 29,
(Dollars in thousands)	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	932	891	4	6
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	54	102	(74)	(78)

Net pension and other postretirement benefit cost (income)	$986	$993	$(70)	$(72)

Note 13 — Capital Lease Obligations
The following table summarizes our capital lease obligations as of the dates indicated:

	As of
	September 30,	December 29,
(Dollars in thousands)	2008	2007

Capital lease obligations:
Capital lease obligations	$299	$1,596
Termination costs	2	3

Total capital lease obligations	301	1,599
Less: current maturities	(176)	(789)

Capital lease obligations, less current maturities	$125	$810

Upon closing the sale of PQIL on February 9, 2007, the Company paid the remaining balances owed to its lenders and noteholders and the Company was released from all obligations under the 2002 Senior Notes due 10/01/12, 2005 Senior Notes due 01/31/15, and the 2005 Revolving Credit Agreement.
Interest expense for the nine month period ending September 29, 2007 includes $2.2 million for amortization and the write-off of unamortized deferred financing fees related to the extinguished debt balances.

Note 14 — Corporate Transition and Lease Termination Costs
On February 12, 2007, after the sale of ProQuest Business Solutions (“PQBS”) and PQIL, the Company’s Board of Directors approved and announced to employees the closing of the corporate office in Ann Arbor, Michigan. The transition plan, which was completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.4 million in severance and retention expense related to the transition plan, all of which has been accrued as of September 30, 2008. Related costs are included in general and administrative expense. The change in the accruals for corporate transition costs related to severance and retention payments for the nine month period ended September 30, 2008 is as follows:

(Dollars in thousands)

Balance as of January 1, 2007	$—

Accruals	4,338

Payments made	(1,372)

Balance as of December 29, 2007	$2,966

Accruals	103

Payments made	(442)

Balance as of September 30, 2008	$2,627

Current portion	$1,868

Long-term portion	$759

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
We have letters of credit in the amount of $1.1 million outstanding as of September 30, 2008 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.
Note 17 — Retirement Plans (Subsequent Event)
During the fourth quarter of 2008, the Company provided an opportunity for participants in its replacement benefit plan (“RBP”) and its defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. The RBP, which represented a liability of $5.5 million as of September 30, 2008, includes a small number of terminated and retired executives and one current executive. The defined benefit pension plan, which represented a liability of $20.3 million as of September 30, 2008, covers certain terminated and retired former domestic employees. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the responses received, the Company expects that it will pay cash out of approximately $7.9 million in January 2009 related to these lump sum payments. The Company is still assessing the impact of the partial settlement on its financial statements, but currently expects to record a gain of approximately $3 to $5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year ended December 29, 2007 (the “2007 Form 10-K”), as well as the accompanying interim financial statements for the three and nine month period ending September 30, 2008.
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
We determined to sell ProQuest Business Solutions (“PQBS”) and ProQuest Information and Learning (“PQIL”) in the second quarter of 2006. PQBS was sold on November 28, 2000 and PQIL was sold on February 9, 2007 and therefore, its results were classified as discontinued operations and are excluded from the following discussion.
Adverse developments in the education funding environment, including the reductions in Reading First funding effective 2008 and reductions in available state and local funds as property taxes decline, have impacted our operations during the current year and may continue to have an impact on our future sales, profits, cash flows and carrying value of assets.

Third Quarter of Fiscal 2008 Compared to the Third Quarter of Fiscal 2007

	Three Months Ended
	September 30, 2008		September 29, 2007		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%

Net sales	$27.3	100.0	$31.8	100.0	$(4.5)	(14.2)
Cost of sales (exclusive of depreciation and amortization shown separately below)	(10.0)	(36.6)	(9.9)	(31.1)	(0.1)	(1.0)

Gross profit	17.3	63.4	21.9	68.9	(4.6)	(21.0)

Research and development expense	(1.1)	(4.0)	(1.1)	(3.5)	—	—
Sales and marketing expense	(8.0)	(29.3)	(7.6)	(23.9)	(0.4)	(5.3)
General and administrative expense	(8.1)	(29.7)	(12.4)	(39.0)	4.3	34.7
Depreciation and amortization expense	(5.3)	(19.4)	(5.8)	(18.2)	0.5	8.6

Loss from continuing operations before interest and income taxes	(5.2)	(19.0)	(5.0)	(15.7)	(0.2)	(4.0)

Net interest income	0.1	0.3	0.5	1.5	(0.4)	(80.0)
Sublease income and other	—	—	1.2	3.8	(1.2)	(100.0)
Income tax benefit	—	—	1.3	4.1	(1.3)	(100.0)

Loss from continuing operations	$(5.1)	(18.7)	$(2.0)	(6.3)	$(3.1)	(155.0)

Net Sales.
Our total net sales from continuing operations decreased $4.5 million, or 14.2%, to $27.3 million in the third quarter of 2008. The decrease was primarily driven by lower order volume and higher revenue deferral rates in fiscal 2008 compared to fiscal 2007. We experienced weakness in markets and products that have heavy reliance on federal, state and local funding sources. Our reading intervention for middle school students and its online offerings continue to grow, but growth was not enough to offset declines in products with heavy reliance on federal funding. In 2008, we deferred a larger percentage of sales compared to 2007 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. We defer the revenue associated with those services and on-line access and recognize the revenue over the period they are delivered.
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Our gross profit percentage for the third quarter of 2008 decreased 5.5 percentage points to 63.4% compared to 68.9% for the third quarter of 2007. The decrease is primarily due to the deferral of a larger percentage of sales in 2008 versus 2007, which reduced net sales but did not have an offsetting and corresponding decrease in cost of sales.
Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the third quarter of 2008 remained flat at $1.1 million compared to the third quarter of fiscal 2007.

Sales and Marketing.
Sales and marketing expenditures include all costs related to selling efforts and marketing. Sales and marketing expense for the third quarter of 2008 increased $0.4 million to $8.0 million compared to the third quarter of 2007, as we sought to maintain sales volumes in an increasingly challenging market and due to costs associated with our participation in several 2008 state adoptions.
General and Administrative.

	Three Months Ended		Year Over Year Change
	September 30,	September 29,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

VED	$2.9	$3.8	$0.9	23.7
Corporate	5.2	8.6	3.4	39.5

Total	$8.1	$12.4	$4.3	34.7

General and administrative expenses decreased $4.3 million, or 34.7%, to $8.1 million compared to the third quarter of fiscal 2007. General and administrative activities include $5.2 million in the third quarter of 2008 and $8.6 million in the third quarter of 2007 related to activities based in Ann Arbor, Michigan required to finalize the restatement efforts and transition the corporate office to Dallas, Texas. These corporate expenses decreased $3.4 million, or 39.5%, as a result of lower professional fees incurred in fiscal 2008 related to the restatement efforts as these activities were brought closer to conclusion.
Excluding the corporate costs, general and administrative expenses decreased $0.9 million, or 23.7%, year over year, and represented 10.6% and 11.9% as a percentage of net sales for the third quarter of fiscal 2008 and 2007, respectively. The decrease is primarily due to reduced costs incurred in 2008 as a result of winding down the restatement and the effort to transition the Ann Arbor activities.

Net Interest Income.

	Three Months Ended		Year Over Year Change
	September 30,	September 29,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

Interest income	$0.1	$0.7	(0.6)	85.7
Interest expense	—	(0.2)	0.2	100.0

Total	$0.1	$0.5	$(0.4)	80.0

Net interest income totaled $0.1 million in the third quarter of fiscal 2008 versus $0.5 million in the third quarter of fiscal 2007. On February 9, 2007, we sold PQIL and all of our remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. We used a portion of the proceeds from that sale to pay down all remaining debt, excluding capital leases. The result of this activity was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, lower cash balances and a change in the mix of investments and related interest rates during 2008 relative to 2007 decreased interest earned on cash balances and investments.
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
Income Tax Benefit.
For the third quarter of 2008, the Company recorded no income tax benefit or expense for the loss from continuing operations as we cannot assume future taxable income. For the third quarter of fiscal 2007, the Company attributed an income tax benefit to continuing operations of $1.2 million, which represents an effective tax rate of 38.2%.

Results of Operations
Nine Month Period ended September 30, 2008 Compared to the Nine Month Period ended September 29, 2007

	Nine Months Ended
	September 30, 2008		September 29, 2007		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%

Net sales	$76.4	100.0	$88.2	100.0	$(11.8)	(13.4)
Cost of sales (exclusive of depreciation and amortization shown separately below)	(27.8)	(36.4)	(27.2)	(30.8)	(0.6)	(2.2)

Gross profit	48.6	63.6	61.0	69.2	(12.4)	(20.3)

Research and development expense	(3.7)	(4.9)	(3.5)	(4.1)	(0.2)	(5.7)
Sales and marketing expense	(25.4)	(33.2)	(21.3)	(24.1)	(4.1)	(19.2)
General and administrative expense	(24.3)	(31.8)	(42.9)	(48.6)	18.6	43.4
Depreciation and amortization expense	(16.1)	(21.1)	(17.3)	(19.6)	1.2	6.9
Lease termination costs	(11.7)	(15.3)	—	—	(11.7)	(100.0)

Loss from continuing operations before interest and income taxes	(32.6)	(42.7)	(24.0)	(27.2)	(8.6)	(35.8)

Net interest income (expense)	0.5	0.7	(0.3)	(0.3)	0.8	266.7
Sublease income and other	0.8	1.0	3.2	3.6	(2.4)	(75.0)
Income tax benefit	—	—	8.1	9.2	(8.1)	(100.0)

Loss from continuing operations	$(31.3)	(41.0)	$(13.0)	(14.7)	(18.3)	(140.8)

Net Sales.
Our total net sales from continuing operations decreased $11.8 million, or 13.4%, to $76.4 million for the nine month period ended September 30, 2008. The decrease was primarily driven by lower order volume and higher revenue deferral rates in fiscal 2008 compared to fiscal 2007. We experienced weakness in markets and products that have heavy reliance on federal, state and local funding sources. Our reading intervention for middle school students and its online offerings continue to grow, but growth was not enough to offset declines in products with heavy reliance on federal funding. In 2008, we deferred a larger percentage of sales compared to 2007 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. We defer the revenue associated with those services and on-line access and recognize the revenue over the period they are delivered.
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Our gross profit percentage for the nine month period ended September 30, 2008 decreased 5.6 percentage points to 63.6% compared to 69.2% for the nine month period ended September 29, 2007. The decrease is primarily due to the deferral of a larger percentage of sales in 2008 versus 2007, which reduced net sales but did not have an offsetting and corresponding decrease on cost of sales. VED sales and, therefore, its gross profit are subject to seasonality with the first and fourth quarters being the weakest.

Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the nine month period ended September 30, 2008 remained relatively flat year over year, increasing $0.2 million to $3.7 million compared to the same period in 2007.
Sales and Marketing.
Sales and marketing expenditures include all selling effort and marketing costs. Sales and marketing expense for the nine month period ended September 30, 2008 increased $4.1 million to $25.4 million compared to the nine month period ended September 29, 2007, as we sought to maintain sales volumes in an increasingly challenging market and due to costs associated with our participation in several 2008 state adoptions.
General and Administrative.

	Nine Months Ended		Year Over Year Change
	September 30,	September 29,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

VED	$8.8	$9.6	$0.8	8.3
Corporate	15.5	33.3	17.8	53.5

Total	$24.3	$42.9	$18.6	43.4

General and administrative expenses decreased $18.6 million, or 43.4%, to $24.3 million compared to the nine month period ended September 29, 2007. General and administrative activities include $15.5 million for the nine month period ended September 30, 2008 and $33.3 million for the comparable nine month period of 2007 related to activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL. These corporate expenses decreased $17.8 million, or 53.5%, as a result of lower professional fees incurred in fiscal 2008 related to the restatement efforts and completing the sale of PQIL as these activities were brought closer to conclusion in 2008.
Excluding the corporate costs, general and administrative expenses decreased $0.8 million, or 8.3%, year over year, and represented 11.5% and 10.9% as a percentage of net sales for the nine month periods in fiscal 2008 and 2007, respectively. The decrease is primarily due to reduced costs incurred in 2008 as a result of winding down the restatement and the effort to transition the Ann Arbor activities.

Net Interest Income (Expense).

	Nine Months Ended		Year Over Year Change
	September 30,	September 29,	Favorable / (Unfavorable)
(Dollars in millions)	2008	2007	$	%

Interest income	$0.7	$2.8	(2.1)	(75.0)
Interest expense	(0.2)	(3.1)	2.9	93.5

Total	$0.5	$(0.3)	$0.8	266.7

Net interest income (expense) totaled $0.5 million for the nine month period in fiscal 2008 versus $(0.3) million in the comparable fiscal 2007 period. On February 9, 2007, we sold PQIL and all of our remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. We used a portion of the proceeds from that sale to pay down all remaining debt, excluding capital leases. The result of this activity was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, lower cash balances and a change in the mix of investments and related interest rates during 2008 relative to 2007 decreased earnings on cash balances and investments.
Sublease Income and Lease Termination Costs.
We announced plans after the sale of PQBS and PQIL to transition all of our corporate functions from the Ann Arbor headquarters to Dallas during 2007 and 2008. The transition plan was completed by year-end 2008. From the date of the sale of PQIL in February 2007, we subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $0.8 million for the nine month period ended September 30, 2008.
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
Income Tax Benefit.
For the nine month period ended September 30, 2008, we recorded no income tax benefit or expense for the loss from continuing operations as we cannot assume future taxable income. For the nine month period ended September 29, 2007, we attributed an income tax benefit to continuing operations of $8.1 million, which represents an effective tax rate of 38.2%.
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
Liquidity
As of September 30, 2008, we did not have any debt with the exception of certain capital leases. Cash and cash equivalents decreased to $23.1 million at September 30, 2008 compared to $53.9 million at December 29, 2007.

During the nine month period ending September 30, 2008, cash used in operating activities from continuing operations was $25.7 million. The decrease in cash is primarily due to expenditures related to personnel and activities based in Ann Arbor, Michigan required to finalize past due financial reporting and transition the corporate office to Dallas, Texas, as well as contributions made to legacy employee benefit plans.
Cash from continuing operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.
Other significant uses of cash for continuing operations during the nine month period ending September 30, 2008 included:
•	$5.9 million of expenditures related to property, equipment, curriculum development costs, and software; and

•	$0.2 million for principal payments on capital leases.
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
During the fourth quarter of 2008, the Company provided an opportunity for participants in its replacement benefit plan (“RBP”) and its defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. The RBP, which represented a liability of $5.5 million as of September 30, 2008, includes a small number of terminated and retired executives and one current executive. The defined benefit pension plan, which represented a liability of $20.3 million as of September 30, 2008, covers certain terminated and retired former domestic employees. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the responses received, the Company expects that it will pay cash out of approximately $7.9 million in January 2009 related to these lump sum payments. The Company is still assessing the impact of the partial settlement on its financial statements, but currently expects to record a gain of approximately $3 to $5 million.

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
The Company does not have material interest rate risk. As of September 30, 2008, the Company does not have any interest rate forwards or option contracts outstanding.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of September 30, 2008, the Company does not have any outstanding foreign currency forwards or option contracts.
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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15 (f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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