Form 10-K
period 2008-12-31
Voyager Learning CO
filed 2009-03-06
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of the registrant’s common stock, $.001 par value, outstanding as of January 31, 2009 was 29,874,145.
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
Item 1. Business.
Unless otherwise expressly indicated in this Item 1, the discussions set forth herein are as of December 31, 2008.
Voyager Learning Company Business Overview
Voyager Learning Company (the “Company”, “we”, “us”, or “our”) has been a leading publisher of solutions for the education, automotive and power equipment markets. We have more than 50 years of experience in information, content development, and aggregation. Our predecessor company, Bell & Howell Company, was incorporated in Delaware in 1907. On January 31, 2005, we completed the acquisition of Voyager Expanded Learning, Inc. (“VEL”) in support of our long-term strategy to grow our educational business for grades K-12. On October 28, 2005, we sold our periodical microfilm operation to National Archive Publishing Company (“NAPC”) for $21.9 million. On November 28, 2006, we sold ProQuest Business Solutions (“PQBS”) to Snap-on Incorporated (“Snap-on”) for $514 million and the assumption of approximately $19 million of PQBS debt by Snap-on. On February 9, 2007, we sold ProQuest Information and Learning (“PQIL”) and the ProQuest brand for $195.2 million. On June 30, 2007 ProQuest Company amended Article I of its Certificate of Incorporation solely to change the corporate name from “ProQuest Company” to “Voyager Learning Company”. The name change and amendment were completed pursuant to Section 253(b) of the Delaware General Corporation Law through a merger of the Company’s wholly-owned subsidiary, Voyager Learning Company, with and into the Company.

Our results from continuing operations are reported as a single business segment, Voyager Education (“VED”). As a result of the sale of PQBS in 2006 and the sale of PQIL in 2007, results for those units are reported as earnings from discontinued operations in our Consolidated Statements of Operations for the fiscal years ended December 29, 2007 and December 30, 2006. An overview of our ongoing operation follows.
We currently focus on three market areas related to K-12 education: reading programs and resources, math and science programs and resources, and professional development programs. We are a leading provider of results-driven reading and math intervention programs, professional development programs regarding the teaching of reading, subscription-based online supplemental reading, math and science resources and programs, and a core reading program for school districts throughout the United States (“U.S.”).
Our reading programs include: Voyager Passport™, a comprehensive reading intervention system for K-5; Voyager Universal Literacy System®, a K-3 core reading program; Passport Reading Journeys™, a middle school reading intervention system for grades 6-9; TimeWarp® Plus, a K-9 summer school reading intervention program; Voyager Pasaporte™, a K-3 reading intervention system in Spanish; and Learning A-Z™, a group of related websites known as Reading A-Z™, Raz-Kids™, Reading-tutors™, Vocabulary A-Z™, and Writing A-Z™ which provide online supplemental reading, writing and vocabulary lessons, books, and other resources for students and teachers.
Our math and science programs include: Vmath®, a math intervention system for grades 3-8; ExploreLearning™, a subscription-based online library of interactive simulations in math and science for grades 3-12; and Science A-Z ™, a Learning A-Z website aimed at the supplemental science market.
VoyagerU® is our professional development program for teachers, literacy coaches and administrators.
Our products have achieved acceptance across a broad, economically and geographically diverse customer base. Voyager intervention and other products currently serve over 700,000 students in more than 1,000 school districts in all 50 states. Learning A-Z serves approximately 212,000 teachers in all states and in over 140 countries. ExploreLearning serves over 58,000 subscribers in approximately 2,600 schools within over 20 countries.

The Company counts some of the nation’s largest districts among its major customers, including Los Angeles, Clark County, Houston, New York City, Buffalo, Richmond, VA, Cleveland, Milwaukee, and Miami-Dade County. The breadth of the customer base provides the Company with a national platform from which to launch new products, address new markets, and cross-sell products to existing customers.
Our customers generally purchase our reading, math or professional development programs along with any necessary implementation services or training for a single school year. In subsequent school years, customers wishing to serve the same number of students generally need to purchase new student materials or renew access to online content but do not typically repurchase teacher materials. Learning A-Z and ExploreLearning online subscriptions generally run for a twelve month period. In 2008, we generated approximately 76% of sales from reading programs, 13% of sales from math and science programs, 6% of sales from professional development programs, and 5% from other products and services.
Product Review
Reading Programs
Voyager Passport provides direct, systematic instruction in each of the five essential reading components (phonemic awareness, phonics, fluency, vocabulary, and comprehension) and is designed as an intervention program for K-5 students for whom a core reading program is not sufficient. The lessons are typically daily and run 30 to 40 minutes in duration. They are based on the latest scientific research regarding effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the reading ability of struggling readers.
The Voyager Universal Literacy System is a comprehensive core reading curriculum for grades K-3 that explicitly and systematically teaches the five essential components of reading instruction as outlined by the National Reading Panel in 2000.
In 2007, we began offering an interactive web-based program called Ticket to Read™ (www.tickettoread.com) with our Passport and Universal Literacy System programs. Ticket to Read is designed to improve reading by allowing students to practice various aspects of reading skills. Instruction is leveled, self-paced and teacher monitored. Students are motivated by a leader board, a virtual clubhouse that includes earning online tickets and other rewards, games, and engaging self-selected passages on a variety of topics as they build vocabulary, fluency, phonics and reading comprehension skills. Approximately a quarter of the use takes place after school hours including weekends. The tool enables schools to get parents and/or guardians involved in their children’s education.

Passport Reading Journeys is a targeted intervention program designed to accelerate reading for struggling readers in middle school and high school. The lesson format integrates reading, comprehension, vocabulary, fluency and writing. Age-appropriate content, real-life journeys on DVDs, online interactive lessons, and captivating text hold student interest and motivate students to read for both information and enjoyment. The program targets the affective domain as much as the cognitive domain as many struggling readers have lost confidence, are not engaged, and are close to dropping out. The program meets all of the instructional recommendations of the Reading Next Report and provides teachers with the tools necessary to help students become successful readers.
Voyager TimeWarp Plus is a four to six week summer reading intervention program which immerses K-9 students in reading adventures to build essential reading skills that can prevent summer learning loss and prepare students for the coming year. TimeWarp Plus is a balanced, research-based reading program offered as a two to four hour daily reading instruction focused around exciting, adventure-based themes and hands-on learning experiences. Student engagement and maximizing teacher time are key components of the program.
Voyager Pasaporte provides students in grades K-3 with targeted reading intervention in Spanish, using similar scientifically-based reading research and framework as Voyager Passport. The lessons are typically run daily for 30 to 40 minutes in duration. They are based on the latest scientific research regarding effective reading instruction and are carefully designed to effectively and efficiently address each of the strategies and skills necessary to improve the reading ability of struggling Spanish speaking children who can not read effectively in any language. Built-in assessment and progress monitoring tools provide teachers with vital information about student learning so they can adjust instruction as needed.

We also sell online supplemental reading products under the Learning A-Z brand. There are three free web sites, (LearningPage™, Sites for Teachers, and Sites for Parents), which aid in directing interested parents, teachers, schools and districts to our six subscription-based sites: Reading A-Z, Raz-Kids, Reading-Tutors, Vocabulary A-Z, Writing A-Z, and Science A-Z. Each of these websites offers products available for purchase through online subscriptions.
Our Learning A-Z division’s flagship product, Reading A-Z (www.readinga-z.com), offers thousands of research-based printable teacher materials to teach guided reading, phonological awareness, phonics, comprehension, fluency, letter recognition and formation, high frequency words, poetry, and vocabulary. The teaching resources include professionally developed downloadable leveled books (27 levels), a systematic phonics program that includes decodable books, high frequency word books, poetry books, nursery rhymes, vocabulary books, read-aloud books, lesson plans, worksheets, graphic organizers, and reading assessments. All leveled books, worksheets, graphic organizers and quizzes are available as printable PDF files and as projectables for use on interactive and non-interactive whiteboards. The leveled books and a variety of other books are available in Spanish and French, as well as a version with UK spellings.
Raz-Kids (www.raz-kids.com) is a student-centered online collection of interactive leveled books and quizzes designed to guide and motivate emergent and reluctant readers, as well as improve the skills of fluent readers. Students can listen to and read books as well as record their reading and then take an online quiz while receiving immediate feedback. Students earn stars for their reading activity. The stars can then be spent in each students personal clubhouse-like environment for purchasing a catalog full of items that include aliens and other fun characters. The program currently consists of over 300 online books along with companion quizzes and worksheets spread over 27 levels of difficulty. The website also features a classroom management system for teachers to build rosters, assign books, and review student reading activity.
Reading-Tutors (www.reading-tutors.com) is a low-cost, easy-to-use collection of research-based resource packets for tutors. Each of the 400 packets contains items tutors need to help emerging readers gain key literacy skills in the alphabet, phonological awareness, phonics, high-frequency words, fluency and comprehension. It also has all the resources needed to train tutors as well as set up and run a successful tutoring program.

Vocabulary A-Z (www.vocabularya-z.com) provides customized and pre-made vocabulary lessons for use by teachers to improve student vocabularies. Vocabulary A-Z has thousands of vocabulary words that can be used to generate custom vocabulary lessons and assessments. Word activities and worksheets are available based on the word lists the user generates. The Vocabulary A-Z lesson generator incorporates best practices from current educational research.
Writing A-Z (www.writinga-z.com) provides teachers with a comprehensive collection of resources to enhance the writing proficiency of students in grades K-6. The site provides core writing lessons grouped by genre including student packets with leveled materials, mini-lessons that target key writing processes and skills, and writing tools for organizing and improving writing.
Math and Science Programs
Vmath is a targeted, systematic intervention system that is aligned with the tenets of the National Council of Teachers of Mathematics and is designed to complement and enhance all major math programs by building upon and reinforcing the concepts, skills, and strategies of a core math program. Through 30 to 40 minutes of daily instruction, Vmath helps struggling students build a foundation in math and learn the skills and concepts crucial to achieving grade-level success. In January 2007 we added the VmathLive online math capability targeting additional student practice for grades 3-8. In 2008 we added ExploreLearning online simulations to provide visual instruction of concepts.
Low-performing math students may need summer intervention to prevent summer learning loss in math as well as in reading. Vmath Summer Adventure combines explicit instruction in essential math concepts and skills and real-life adventures to stimulate student interest and understanding over a shortened summer school program for grades K-8.
ExploreLearning supplies online simulations in math and science. ExploreLearning has won National Science Foundation funding, supports the tenets of the National Council of Teachers of Mathematics and has received positive mention in books published by the Association of Supervision and Curriculum Development and the National Science Teachers Association. ExploreLearning materials are correlated to state standards and over 120 math and science textbooks. Like Learning A-Z, ExploreLearning is an online subscription-based business.

The Learning A-Z website Science A-Z (www.sciencea-z.com) provides teachers with an online collection of resources to improve student skills in both science and reading. The website offers a collection of downloadable resources organized into thematic units aligned with state standards. The materials are categorized into four scientific domains: life, earth, physical and process science. The thematic units are organized into three grade level grouping, K-2, 3-4, and 5-6. The theme packs include lessons, books, high- interest information sheets, career sheets, and process activities. Within each grade span, all books and information sheets are written to a high, medium, and low level of difficulty. The website includes many other science resources including science fair resources and a monthly “Science In the News” feature.
Professional Development Programs
VoyagerU is a professional development program delivered to reading teachers, coaches, and educators in collaboration with state-wide and school district-wide professional development initiatives. It is designed to improve teacher effectiveness by providing a consistent approach to teaching reading. The program blends independent student instruction with facilitator-led training. We offer courses that are comprehensive or targeted for specific reading skills. Participants may earn college credit and hours toward professional development requirements. VoyagerU has been demonstrated to improve teacher instruction and student reading performance.
Business Development.
Curriculum Development. We continually seek to take advantage of new product and technology opportunities and view product development to be essential to maintaining and growing our market position. We develop our products using a combination of employees and outside resources such as university professors, research experts, and topical experts. We generally conduct an extensive refresh of our products every three to five years to incorporate the latest research, bring images current, and update factual content. The web based products are enhanced continuously. Between the product refreshes, we often develop variations, expansions (i.e. more grade levels) and other basic enhancements of our products. As of December 31, 2008, we had 87 employees in curriculum development. Research and development expense was $5.3 million, $4.5 million and $5.2 million for fiscal years 2008, 2007 and 2006, respectively.

Sales and Marketing. We currently organize our marketing and sales force around Voyager Expanded Learning, Learning A-Z and ExploreLearning products. Within these product lines, sales producers sell all available products and are generalist relationship managers. They are supported by product or subject matter experts as well as a corporate marketing team. As of December 31, 2008, our sales force consisted of 55 field and 46 inside sales producers for a total of 101 direct sales producers excluding sales management and marketing. Field and inside sales producers are segmented primarily based on size of district.
Proprietary Rights
We regard certain of our technologies and content as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws, and employee or vendor non-disclosure agreements to protect our rights.
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
Our Trademarks are: Voyager Expanded Learning®, Voyager Learning®, VoyagerU®, Voyager Universal Literacy System®, TimeWarp®, TimeWarp® Plus, Voyager Passport™, California Voyager Passport™, Voyager Pasaporte™, Vmath®, VmathLive™, eVoyages®, Passport Reading Journeys™, Reading A-Z™, Raz-Kids™, Reading-tutors™, Vocabulary A-Z™, Writing A-Z™, ScienceA-Z.com™, Learning A-Z™, LearningPage™, ExploreLearning™, Gizmo™, VIP®, Vital Indicators of Progress®, VPORT®, SOLO®, Strategic Online Learning Opportunities®, Ticket to Read™, and Expect Results™. Each trademark, trade name, or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its holder.

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
Competition
The market for our products and services is highly competitive. We compete with basal text book suppliers such as Houghton Mifflin/Harcourt (Riverdeep), Scott Foresman (Pearson), and McGraw-Hill, who offer intervention products, often as part of their core reading programs, as well as supplemental suppliers including Cambium Learning, Scientific Learning, and Scholastic.
Government Regulations
Our operations are governed by laws and regulations relating to equal employment opportunity, workplace safety, information privacy, and worker health, including the Occupational Safety and Health Act and regulations hereunder. Additionally, as a Company that often bids on various state, local and federally funded programs, we are subject to various governmental procurement policies and regulations. We believe that we are in compliance in all material respects with applicable laws and regulations and that future compliance will not have a material adverse effect upon our consolidated operations or financial condition.
Concentration Risk
We are not overly dependent upon any one customer or a few customers, the loss of which would have a material adverse effect on our business. In fiscal 2007 and 2008, no single customer represented more than 10% of our consolidated net sales on an annual basis for either year. The top five customers accounted for approximately 22% of the Company’s net sales in 2008.
Employees
Our future success is substantially dependent on the performance of our management team and our ability to attract and retain qualified technical and managerial personnel.
As of December 31, 2008, we had 399 employees. None of our employees are represented by collective bargaining agreements.

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
Code of Ethics
In March 2003, we adopted a code of ethics, which was reviewed and updated in November 2008, for all of our finance employees, including our Chief Financial Officer and our Chief Executive Officer. A copy of this code of ethics is set forth on our website, www.voyagercompany.com. We adopted this code to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations. Amendments to, or waivers from, the code of ethics will be posted on our website.
Also, in January 2004, we implemented a whistleblower hotline, as required under the Sarbanes-Oxley Act of 2002, by engaging a third party service that provides anonymous reporting for serious workplace ethical issues via phone and/or the Internet.

Item 1A. Risk Factors.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report for the year ended December 31, 2008.
The following risk factors are as of the date of this report and are not necessarily risk factors as of the December 31, 2008 financial statements.
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
The Company’s business may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process, changes in government leadership, emergence of other priorities, and changes in the condition of the local, state or U.S. economy. While in the past few years the availability of state and federal funding for elementary and high school education has improved due to legislation such as No Child Left Behind and Reading First, recent reductions in and proposed elimination of appropriations for these programs and mid-year 2008 state budget adjustments have and may continue to cause some school districts to reduce spending on our products. Further reductions in funding for public schools may harm our recurring and new business if our customers are not able to find and obtain alternative sources of funding.

We face intense competition and may not be able to successfully attract and retain customers.
The market for our products and services is highly competitive. We compete with both basal text book suppliers such as Houghton Mifflin/Harcourt (Riverdeep), Scott Foresman (Pearson), and McGraw-Hill, who often offer intervention products free or at discounted prices as part of their core reading programs as well as supplemental suppliers including Cambium Learning, Scientific Learning, and Scholastic. Many of our current and potential future competitors may have substantially greater financial resources, name recognition, experience, and larger customer bases than we do. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products. Any of the above results could adversely affect our ability to attract and retain customers and harm our business.
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
Third parties may assert infringement or other intellectual property claims against us based on their intellectual property rights. If such claims are successful, we may have to pay substantial damages for past infringement. We might also be prohibited from selling our products or providing certain content without first obtaining a license from the third party, which, if available at all, may require us to pay additional royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive, and may divert management attention from other business concerns.
Our success depends on our ability to attract and retain key personnel.
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
Any delays or failures in the systems or errors in the software that we use for the technology based component of our products which include assessment, reporting tools and learning programs could harm our business. We have occasionally suffered failures of the computer and telecommunication systems that we use to deliver electronic content to customers. The growth of our customer base, as well as the number of sites we provide, may strain our systems in the future. The systems we currently use to deliver our services to customers (except for external telecommunications systems) are located in our facilities in Dallas, Texas, Charlottesville, Virginia and Tucson, Arizona as well as in a third party data center in Allen, Texas. Although we maintain property insurance, claims for any system failure could exceed our coverage. In addition, our products could be affected by failures associated with third party hosting providers or by failures of third party technology used in our products, and we could have no control over remedying these failures. Any failures or problems with our systems or software could force us to incur significant costs to remedy the failure or problem, decrease customer demand for our products, tarnish our reputation and thus harm our business.
Our systems face security risks and our customers have concerns about their privacy.
Our systems and websites may be vulnerable to unauthorized access by hackers, computer viruses and other disruptive problems. Security breaches could lead to misappropriation of our customers’ information, our websites, our intellectual property and other rights, as well as disruption in the use of our systems and websites. Unauthorized access to, as well as denial of, various internet and online services has occurred, and will likely occur again. Any security breach related to our websites could tarnish our reputation and expose us to damages and litigation. We may also incur significant costs to maintain our security precautions or to correct problems caused by security breaches. Further, to maintain these security measures, we are required to monitor our customers’ access to our websites which may cause disruption to our customers’ use of our systems and websites. These disruptions and interruptions could harm our business.

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
Item 2. Properties.
As of December 31, 2008, our principal corporate office is located in Dallas, Texas. For our ongoing operations, we lease facilities in Dallas, Texas, Charlottesville, Virginia, Tucson, Arizona and Ann Arbor, Michigan.
The Company announced plans after the sale of PQBS and PQIL to transition all of its corporate functions from its Ann Arbor headquarters to Dallas during 2007 and 2008. From the date of the sale of PQIL, the Company subleased substantial space to the buyer of PQIL. The Company, the owner of the leased buildings in Ann Arbor, and the buyer of PQIL reached an agreement in March 2008 whereby the buyer of PQIL took full responsibility for the lease of the corporate headquarters and former PQIL space in exchange for the Company paying $11 million to the buyer of PQIL. Under the terms of the March 2008 agreement, we terminated our Ann Arbor leases and signed a sublease for 13,090 square feet in Ann Arbor, which was later reduced to 3,060 square feet by year-end 2008 in order to continue performing certain information technology support functions.

The following table provides summary information in square feet with respect to the facilities associated with continuing operations and corporate headquarters as of December 31, 2008.

Total
(sq ft)
Owned	—
Leased	164,131

Total	164,131

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
On July 22, 2008, the Company reached an agreement in principle to settle the consolidated shareholder securities class action law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan for $20 million. A Stipulation and Agreement of Settlement was signed by the parties and the Court granted preliminary approval of such agreement. During January 2009, the Company paid $4 million into an escrow account and our insurers funded the remaining portion of the settlement into the escrow account. The settlement is subject to final Court approval. There is no assurance that a final Court approval will be obtained. If the settlement arrangement is not finalized, the Company intends to defend itself vigorously.

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
On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On December 3, 2008 the Company reached an agreement in principle to settle the shareholder derivative litigation law suit filed against it and certain officers and directors in the Court. Under the terms of the agreement, the Company and its insurers would pay an amount not to exceed $650,000 in attorneys’ fees and agree to maintain or adopt additional corporate governance standards. The Company’s portion of this amount is equal to $500,000. The parties entered into Stipulation of Settlement on January 9, 2009. This Stipulation of Settlement is subject to Court approval and the provision of notice to shareholders. There is no assurance that a final Court approval will be obtained or putative class member participation will be sufficient. If the derivative litigation settlement arrangement is not finalized, the Company intends to defend itself vigorously.

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
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2008.
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
As of December 31, 2008, there were 756 holders of record of our common stock.
The high and low closing sales prices or quotes of our common stock on the NYSE/Pink Sheets Electronic Quotation Service were as follows. Because our stock is quoted on the Pink Sheets Electronic Quotation Service, the closing prices may not reflect actual transactions.

	2008		2007
Fiscal Quarter	High	Low	High	Low

First	$7.15	$5.95	$12.14	$8.23
Second	6.55	4.95	10.36	8.32
Third	5.20	3.93	9.85	6.94
Fourth	3.90	1.05	8.20	4.75

We made no share repurchases in the fiscal year ended December 31, 2008.
We have not declared or paid any cash dividends to our shareholders. Any future determination to pay dividends will be at the discretion of our Board of Directors.
Item 6. Selected Financial Data.
The following selected consolidated financial and operating data for continuing operations have been derived from our Consolidated Financial Statements as of the end of and for each of the fiscal years in the five-year period ended December 31, 2008. PQBS, which was sold in November 2006, and PQIL, which was sold in February 2007, are classified as discontinued operations for all periods presented. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying notes included elsewhere herein.

	Fiscal
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004

Continuing Operations Data: (1) (2)

Net sales	$98,531	$109,612	$115,051	$90,967	$1,837
Cost of sales (exclusive of depreciation and amortization shown separately below)	(35,939)	(36,192)	(37,417)	(30,874)	(60)

Gross profit	62,592	73,420	77,634	60,093	1,777

Research and development expense	(5,302)	(4,532)	(5,198)	(4,127)	—
Selling and administrative expense (3)	(64,394)	(82,867)	(92,695)	(48,585)	(17,744)
Depreciation and amortization expense	(21,358)	(23,190)	(23,865)	(20,513)	(663)
Goodwill impairment (4)	(43,141)	(67,232)	(42,496)	—	—
Lease termination costs (5)	(11,673)	—	—	—	—

Loss from continuing operations before interest, other income (expense), and income taxes	(83,276)	(104,401)	(86,620)	(13,132)	(16,630)

Net interest income (expense)	975	335	(27,464)	(18,915)	(378)
Other income (expense)	(363)	4,408	—	—	—
Income tax benefit (expense) (6)	1,160	12,396	64,063	1,778	(25,097)

Loss from continuing operations	$(81,504)	$(87,262)	$(50,021)	$(30,269)	$(42,105)

Basic and diluted loss from continuing operations per common share	$(2.73)	$(2.92)	$(1.68)	$(1.03)	$(1.47)

	At the End of Fiscal
(Dollars in thousands)	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$67,302	$53,868	$39,902	$30,957	$4,313
Total assets	304,097	402,727	833,531	917,114	535,968
Long-term debt and capital leases, less current maturities (7)	96	810	1,592	860	150,000
Total debt and capital leases (7)	245	1,599	60,664	516,149	154,185
Total shareholders’ equity (deficit) (8)	212,759	290,330	306,994	(48,447)	(51,073)
Footnotes to the Selected Financial Data:

(1)	On January 31, 2005, we acquired all the outstanding ownership interest in VEL. The results of VEL’s operations subsequent to the acquisition on January 31, 2005 are combined with the results of two minor acquisitions (ExploreLearning and Learning A-Z), one made in 2004 and one made in 2005 to form the Voyager Education VED segment reported as continuing operations in our Consolidated Financial Statements.

(2)	The Company implemented a plan to sell its PQBS and PQIL operations during the second quarter of 2006. The sale of PQBS was completed in November 2006 and the sale of PQIL was completed in February 2007. Results of operations for PQBS and PQIL are reported as results from discontinued operations for all periods presented.

(3)	In 2008, 2007, and 2006, respectively, selling and administrative expenses include corporate costs of $14.9 million, $34.1 million, and $46.2 million, the majority of which are associated with the closing of the Ann Arbor offices, financial restatements, and completion of the sale of PQBS and PQIL. The transition of corporate offices from Ann Arbor, MI to Dallas, TX was completed by year-end 2008.

(4)	The required annual testing for impairment of goodwill resulted in goodwill impairment for the VED business unit in 2008, 2007, and 2006. See Note 5 to our Consolidated Financial Statements included herein for further details.

(5)	In 2008 the Company entered into a series of agreements with its landlord regarding the termination of certain obligations in relation to the long term leases for the facilities in Ann Arbor, Michigan. The Company terminated and was released from all obligations relating to these certain leases on March 7, 2008, resulting in a total charge to expense in the first quarter of 2008 for all lease termination costs.

(6)	Tax expense in 2004 reflects an increase in deferred tax expense of $25.1 million to reflect the impact of establishing a valuation allowance against deferred tax assets as a result of restatement adjustments.

(7)	Upon closing on the sale of PQBS on November 28, 2006, we made a pro-rata payment of 89% of the principal then outstanding under our 2002 Notes, our 2005 Notes and our Credit Agreement. Upon closing on the sale of PQIL on February 9, 2007, we paid our remaining balances owed to our bank lenders and Noteholders and were released from all obligations under the 2002 Note Purchase Agreement, the 2005 Note Purchase Agreement, and the Credit Agreement.

(8)	Shareholders’ equity for 2006 reflects the $347.7 million gain from the sale of PQBS. Shareholders’ equity for 2007 reflects the $46.6 million gain from the sale of PQIL.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in this Annual Report for the year ended December 31, 2008.
Organization of Information
Management’s Discussion and Analysis includes the following sections:
•	Overview
•	Critical Accounting Policies and Estimates
•	Results of Continuing Operations
•	Fiscal Year 2008 Compared to Fiscal Year 2007
•	Fiscal Year 2007 Compared to Fiscal Year 2006
•	Liquidity and Capital Resources
•	Capital Expenditures and Outlook
•	Commitments and Contractual Obligations
•	Recently Issued Financial Accounting Standards

Overview
As of December 31, 2008, we provide products and services through one business segment.
We focus on three market areas related to K-12 education: reading programs, math and science programs, and professional development programs. We are a leading provider of results-driven, in-school reading and math intervention programs, professional development programs regarding the teaching of reading, subscription-based online supplemental reading and science programs, and a core reading program for school districts throughout the U.S.
Certain reclassifications to the Consolidated Financial Statements for all prior periods presented have been made to conform to the 2008 presentation. In prior years, we included amortization of our acquired and developed curriculum and certain other operational assets in Cost of Sales. In the current year presentation, all depreciation and amortization for the periods presented herein has been segregated and shown as a separate line item on the Consolidated Statements of Operations. Also, in prior years, we included a line item in our Consolidated Financial Statements entitled selling and administrative expense. In the current year presentation, amounts previously included in this line item have been reclassified into the line items sales and marketing expense, general and administrative expense, or depreciation and amortization expense. A summary of the impact of these conforming reclassifications on previously filed results is as follows (in thousands):

	2007 as		2007 in	2006 as		2006 in
	Originally		Current Year	Originally		Current Year
	Filed	Reclassifications	Presentation	Filed	Reclassifications	Presentation
Cost of sales	$(55,720)	$19,528	$(36,192)	$(57,279)	$19,862	$(37,417)
Gross profit	53,892	19,528	73,420	57,772	19,862	77,634
Selling and administrative expense	(86,529)	86,529	—	(96,698)	96,698	—
Sales and marketing expense	—	(29,587)	(29,587)	—	(27,614)	(27,614)
General and administrative expense	—	(53,280)	(53,280)	—	(65,081)	(65,081)
Depreciation and amortization expense	—	(23,190)	(23,190)	—	(23,865)	(23,865)
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
Revenue Recognition. We account for our revenues under Staff Accounting Bulletin No. 104, "Revenue Recognition” (“SAB No. 104”). Revenues are derived from sales of reading, math and science, and professional development solutions to school districts primarily in the U.S. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer. Revenue for product support, implementation services, and online subscriptions is recognized over the period services are delivered. The division of revenue between shipped materials, online materials, and ongoing support and services is determined in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue for our professional development courses, which includes an internet delivery component, is recognized over the contractual delivery period, typically nine to twelve months. Revenue for the online content sold separately or included with our curriculum materials is recognized ratably over the subscription period, typically a school year. Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.
ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to their reading, math and science teaching websites. Typically, the subscriptions are for a twelve month period and the revenue is recognized ratably over the period the online access is available to the customer.
Discontinued Operations. We sold PQBS on November 28, 2006. We sold PQIL on February 9, 2007. Accordingly, the operating results of these businesses have been segregated from our continuing operations and are separately reported as discontinued operations.

Interest on consolidated debt that was repaid as a result of the PQBS and PQIL disposal transactions has been allocated between discontinued operations and continuing operations.
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
Impairment of Goodwill. We review the carrying value of goodwill for impairment at least annually based on the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets” (“SFAS No. 142”). The annual analysis is performed during the fourth fiscal quarter or when certain triggering events occur. The impairment test requires us to compare the fair value of each reporting unit to its carrying value. For businesses or assets that have been sold, we use the actual sales price in the determination of fair value. The determination whether these assets are impaired involves significant judgment based on projections of future performance. Changes in strategy and/or market conditions may result in further adjustments to recorded goodwill balances.
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

Results of Continuing Operations
VEL and ExploreLearning were both acquired in 2005 and Learning A-Z was acquired in 2004. These operations together are Voyager Education and comprise our single reporting segment. The continuing operations presented below include the operational activities for VED and the activities based in Ann Arbor, Michigan required to finalize the restatement efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL.
We determined to sell PQBS and PQIL in the second quarter of 2006. PQBS was sold on November 28, 2006 and PQIL was sold on February 9, 2007 and therefore their results are classified as discontinued operations and excluded from the following discussion.

	Fiscal
	2008		2007		2006
		% of		% of		% of
(Dollars in thousands)	Amount	sales	Amount	sales	Amount	sales

Net sales	$98,531	100.0	$109,612	100.0	$115,051	100.0
Cost of sales (exclusive of depreciation and amortization shown separately below)	(35,939)	(36.5)	(36,192)	(33.0)	(37,417)	(32.5)

Gross profit	62,592	63.5	73,420	67.0	77,634	67.5

Research and development expense	(5,302)	(5.4)	(4,532)	(4.1)	(5,198)	(4.5)
Sales and marketing expense	(33,734)	(34.2)	(29,587)	(27.0)	(27,614)	(24.0)
General and administrative expense	(30,660)	(31.1)	(53,280)	(48.6)	(65,081)	(56.6)
Depreciation and amortization expense	(21,358)	(21.7)	(23,190)	(21.2)	(23,865)	(20.8)
Goodwill impairment	(43,141)	(43.8)	(67,232)	(61.3)	(42,496)	(36.9)
Lease termination costs	(11,673)	(11.8)	—	—	—	—

Loss from continuing operations before interest, other income (expense) and income taxes	(83,276)	(84.5)	(104,401)	(95.2)	(86,620)	(75.3)
Net interest income (expense)	975	1.0	335	0.3	(27,464)	(23.9)
Other income (expense), net	(363)	(0.4)	4,408	4.0	—	—
Income tax benefit	1,160	1.2	12,396	11.3	64,063	55.7

Loss from continuing operations	$(81,504)	(82.7)	$(87,262)	(79.6)	$(50,021)	(43.5)

Fiscal Year 2008 Compared to Fiscal Year 2007
Overview
During 2008, we experienced a decline in net sales, or revenues, due to lower order volume and higher revenue deferral rates. The decline in order volume is primarily attributed to market conditions, most notably, the amount of funding available to schools to purchase our products and services declined significantly. Funding to schools from the federal level declined as the Reading First program was reduced. Local funding declined as a result of lower property tax receipts. Additionally, higher operating costs in the schools from midyear fuel cost increases further depleted available funds. The revenue decline is greater than the volume decline primarily due to the change of product mix towards more service based or technology based products, which requires a greater degree of deferred revenue recognition over the period of product use.

While revenues declined in 2008, our spending for sales and marketing increased as we sought to maintain sales volumes in an increasingly challenging market and due to costs associated with our participation in several 2008 state adoptions. In late 2008, to respond to the market conditions and the related decline in revenue, we reduced our cost structure through a reduction in force in November 2008 and we enacted plans to reduce selected non-headcount areas. The reduction in force affected 26 fulltime employees and roughly 15 equivalent contractor positions. The reduction was almost exclusively in the Voyager Expanded Learning product line as well as in general overhead, as opposed to our Learning A-Z or ExploreLearning product lines. The 26 positions represented 7% of the Company’s total full time work force.
Other significant developments include the following:
•	The increasing usage of web-based capabilities within our curriculum, including Ticket to Read and VmathLive, has had a positive impact on student achievement and stand-alone sales of these products has increased. We believe such capabilities are an emerging trend within education and that we are well positioned to capture market share in this space.
•	Our web-based products have seen a significant increase in usage outside of normal school hours, including weekends, which increases the advocacy of our products among influential groups, such as students, teachers and parents.
•	Participation in the 2008 Florida adoption has proved successful in generating sales, customer acceptance, and student achievement.
•	We filed all of our fiscal quarterly reports for 2008 in January 2009. Upon filing these reports, the Company became current with its filings with the SEC after three years of delinquent reporting following the discovery of material irregularities in our accounting in January 2006.

Operating Trends
The following trends have or may have a positive impact on our revenues and profitability:
•	Sales of our online subscription based products grew significantly in 2008 and we expect growth to continue in the coming years.
•	We believe our product diversification, such as growth in the online offerings and new intervention products for higher grades, will allow us to strengthen our ability to sustain share in a troubled market and capture share when the market recovers.
•	We believe our focus on usage and partnership with the customer to implement our solutions with fidelity will result in higher success rates and such success, if achieved, will lead to customer retention and growth through reference sales.
•	Efforts taken in 2008 to reduce our cost structure, including the reduction in force, better aligns our cost structure to current market conditions.
Negative operating trends include:
•	Adverse developments in the education funding environment, including the reductions in Reading First funding that occurred in 2008 and reductions in available state and local funds as property taxes decline, have impacted our operations during the current year and may continue to have and potentially increase the impact on our future sales, profits, cash flows and carrying value of assets.
•	School districts may find it difficult to secure alternative funding sources in the midst of the current market conditions.
Recently Passed Federal Legislation
In February 2009 the American Reinvestment and Recovery Act (ARRA) was passed. The Act provides significant new federal funding for various education initiatives over the next two years. While the education funding is for a broad set of initiatives, a meaningful amount is anticipated to be targeted for programs often used by schools for our products. While success in winning some of these funds for our products is not certain, we believe it has the potential to stabilize some of the negative funding trends which emerged in 2008.

Net Sales.

(Dollars in millions)	2008	2007

Reading programs	$75.6	$87.1
Math and science programs	12.6	11.0
Professional development	5.6	7.4
Other (primarily freight)	4.7	4.1

Total	$98.5	$109.6

Total net sales from continuing operations decreased $11.1 million, or 10.1%, to $98.5 million in 2008. The decrease was primarily driven by lower order volume and higher revenue deferral rates in fiscal 2008 compared to fiscal 2007. We experienced weakness in markets and products that have heavy reliance on federal, state and local funding sources. Our reading intervention for middle school students and our online offerings continue to grow, but that growth was not enough to offset declines in products with heavy reliance on federal funding. In 2008, we deferred a larger percentage of sales compared to 2007 as we continue the trend of including more service and technology in our products. On-line access and service elements are delivered over time rather than immediately shipped to customers like printed materials. We defer the revenue associated with those services and on-line access and recognize the revenue over the period they are delivered.
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Gross profit decreased $10.8 million in fiscal 2008 to $62.6 million compared to $73.4 million in fiscal 2007. Our gross profit percentage for 2008 decreased 3.5 percentage points to 63.5% compared to 67.0% for 2007. The decrease is primarily due to the deferral of a larger percentage of sales in 2008 versus 2007, which reduced net sales but did not have an offsetting and corresponding decrease in cost of sales. The higher deferral percentages are primarily due to increased revenue attributed to our online materials, which are recognized over the period access is provided. To a lesser degree, the gross profit declined due to increases in printing costs as our product was upgraded in quality and the Company chose to produce more specialized, state specific versions to sell in state adoptions.

Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for fiscal 2008 increased $0.8 million to $5.3 million compared to $4.5 million in fiscal 2007, primarily due to the ratio of capitalizable versus non-capitalizable activities performed during the year.
Sales and Marketing.
Sales and marketing expenditures include all costs related to selling efforts and marketing costs. Sales and marketing expense for fiscal 2008 increased $4.1 million to $33.7 million compared to $29.6 million in fiscal 2007, as we sought to maintain sales volumes in an increasingly challenging market and due to costs associated with our participation in several 2008 state adoptions. The increase in expenditures was primarily in our growth products without a corresponding decrease in spending associated with products which declined in sales.
General and Administrative.

(Dollars in millions)	2008	2007

VED	$15.8	$19.2
Corporate	14.9	34.1

Total	$30.7	$53.3

General and administrative expenses decreased $22.6 million, or 42.4%, to $30.7 million compared to fiscal 2007. General and administrative activities include $14.9 million for 2008 and $34.1 million for the comparable period of 2007 related to activities based in Ann Arbor, Michigan required to finalize the restatement and SEC filing efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL.
Both the Corporate and Dallas-based general and administrative expenses decreased in 2008 as the efforts to complete the restatement, get current on SEC filings, and finalize the transition efforts were brought closer to conclusion in 2008.

Goodwill Impairment.
In conducting our annual goodwill impairment testing for fiscal 2008, we compared the book value of the Company’s single reporting unit to its estimated fair market value. These estimates of fair market are dependent on multiple assumptions, estimates and inputs, including industry fundamentals such as the state of educational funding and the actual performance and future projections of the Company. As of year end 2008, the estimated fair market value of the reporting unit was estimated to have fallen below the book value as a result of worsening and prolonged adverse developments in the overall education funding environment, including the reductions in Reading First funding effective 2008 and the reductions in available state and local funds. As a result of these factors, an impairment charge of $43.1 million was recorded in 2008.
In conducting our annual goodwill impairment testing for fiscal 2007, we compared the book value of goodwill attributed to VED with the estimated fair market value of VED. These estimates of fair market are dependent on multiple assumptions and inputs, including industry fundamentals such as the state of educational funding and the actual performance and future projections of the Company. As of year end 2007, the estimated fair market value of VED was estimated to be less than the book value as a result of lower future cash flow projections, driven by adverse developments in the education funding environment at the federal and local level. An impairment charge of $67.2 million related to VED was recorded in 2007 as a result of these factors.
Lease Termination Costs.
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

On January 25, 2008, we entered into a series of agreements with our current landlord, Transwestern Great Lakes, LP (“Transwestern”) and CSA relating to certain obligations regarding the long term leases for the facilities in Ann Arbor, Michigan. On March 4, 2008, we paid CSA $11.0 million, a portion of which was distributed to Transwestern for termination of the lease relating to office space at the 777 Facility. Upon the Closing Date of March 7, 2008, we were released from any and all obligations relating to the 15 year lease we previously entered into for the 777 Facility. Through assignment, we were also released from any and all obligations relating to the 15 year lease we previously entered into for office space at the 789 Facility. We assigned all of our rights under the lease for the 789 Facility to CSA and CSA assumed the obligations of tenant under such lease, as amended. Transwestern, as landlord, consented to such assignment. In connection with the termination and assignment of these long term facility leases, certain leasehold improvements and deferred rent were written off, which resulted in a net charge of $0.6 million in the first quarter of 2008. We recorded a total charge to expense in the first quarter of 2008 of $11.7 million for all lease termination costs.
Net Interest Income.

(Dollars in millions)	2008	2007

Interest income	$1.5	$3.7
Interest expense	(0.5)	(3.4)

Net interest income	$1.0	$0.3

Net interest income totaled $1.0 million for fiscal 2008 versus $0.3 million in fiscal 2007. On February 9, 2007, we sold PQIL and all of our remaining foreign subsidiaries to Cambridge Scientific Abstracts, LP. We used a portion of the proceeds from that sale to pay down all remaining debt, excluding capital leases. The result was to eliminate interest expense associated with long-term debt other than capital leases effective February 2007. Additionally, lower cash balances throughout the year and a change in the mix of investments and related interest rates during 2008 relative to 2007 decreased earnings on cash balances and investments.

Other Income (Expense).
We announced plans after the sale of PQBS and PQIL to transition all of our corporate functions from the Ann Arbor headquarters to Dallas during 2007 and 2008. The transition plan was completed by year-end 2008. From the date of the sale of PQIL in February 2007, we subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $4.4 million in fiscal 2007 and $0.8 million in fiscal 2008.
The Company has tax-related receivables and liabilities denominated in foreign currencies resulting from the sale agreements with Snap-On Incorporated and Cambridge Scientific Abstracts, LP. Foreign exchange transaction losses of $1.0 million associated with these tax liabilities have been included in other income (expense) in fiscal 2008. Transaction gains and losses in fiscal 2007 were not material to the financial statements.
Income Tax Benefit.
In 2008, the Company attributed an income tax benefit of $1.2 million to continuing operations. Pre-tax losses at statutory tax rates provided a tax benefit of approximately $28.9 million. The impairment charge to non-deductible goodwill did not result in a tax benefit which is $15.1 million less than the amount expected based on the federal statutory tax rate. Furthermore, the Company continues to maintain a valuation allowance on its deferred tax assets. The requirement of maintaining a valuation allowance against its deferred tax assets eliminated almost all of the deferred tax benefit generated from the $37.3 million Federal net operating loss incurred in 2008.
In 2007, the Company attributed an income tax benefit of $12.4 million to continuing operations. Pre-tax losses at statutory tax rates provided a tax benefit of approximately $34.9 million. The impairment charge to non-deductible goodwill did not result in a tax benefit which is $23.5 million less than the amount expected based on the federal statutory tax rate.

The above factors are summarized below:

(Dollars in millions)	2008	2007

Taxes at statutory federal income tax rate	$(28.9)	$(34.9)
Non-deductible goodwill impairment	15.1	23.5
Changes in valuation allowance	13.5	—
Other	(0.9)	(1.0)

Total tax benefit from continuing operations	$(1.2)	$(12.4)

Fiscal Year 2007 Compared to Fiscal Year 2006
Net Sales.

(Dollars in millions)	2007	2006

Reading programs	$87.1	$91.6
Math and science programs	11.0	8.1
Professional development	7.4	9.0
Other (primarily freight)	4.1	6.4

Total	$109.6	$115.1

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
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Gross profit decreased $4.2 million in fiscal 2007 to $73.4 million compared to $77.6 million in fiscal 2006. Our gross profit percentage for 2007 decreased 0.4 percentage points to 67.0% compared to 67.4% for 2006. The decrease is primarily due to the deferral of a larger percentage of sales in 2007 versus 2006, which reduced net sales but did not have an offsetting and corresponding decrease in cost of sales. The higher deferral percentages are primarily due to increased revenue attributed to our online materials, which are recognized over the period access is provided.

Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for fiscal 2007 decreased by $0.7 million to $4.5 million compared to $5.2 million for fiscal 2006, but remained flat as a percentage of revenues representing 4.1% of revenues in fiscal 2007 versus 4.5% in fiscal 2006.
Sales and Marketing.
Sales and marketing expenditures include all costs related to selling efforts and marketing costs. Sales and marketing expense for fiscal 2007 increased $2.0 million to $29.6 million in 2007 compared to $27.6 million in fiscal 2006 due to increased investment in the sales force.
General and Administrative.

(Dollars in millions)	2007	2006

VED	$19.2	$18.9
Corporate	34.1	46.2

Total	$53.3	$65.1

General and administrative expenses decreased $11.8 million, or 18.1%, to $53.3 million compared to fiscal 2006. General and administrative activities include $34.1 million in fiscal 2007 and $46.2 million in fiscal 2006 related to activities based in Ann Arbor, Michigan required to finalize the restatement and SEC filing efforts, transition the corporate office to Dallas, Texas, and complete the sale of PQIL. General and administrative expenses decreased in 2008 as the efforts to complete the restatement and get current on SEC filings were reduced in 2007. The efforts to transition the corporate office were completed in 2008.
Net Interest Income (Expense).

(Dollars in millions)	2007	2006

Interest income	$3.7	$1.1
Debt	(3.4)	(28.1)
Other	—	(0.5)

Net interest income (expense)	$0.3	$(27.5)

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
Income Tax Benefit.
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
Discontinued Operations.
In December 2006, we announced the sale of our PQIL businesses. The sale was completed in February 2007 for $195.2 million after final adjustments for working capital and assumed liabilities. Accordingly, the operating results of the PQIL businesses have been segregated from our continuing operations and reported as earnings from discontinued operations in our Consolidated Statements of Operations for fiscal years ended December 30, 2006 and December 29, 2007. We recognized a gain on the sale of discontinued operations of $46.6 million (net of tax) due to the sale of PQIL in fiscal 2007.
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

Goodwill Impairment.
For fiscal 2006, we performed our annual impairment testing of goodwill and impairment testing of long-lived assets as of December 30, 2006. As a result of this testing, we recorded impairment to goodwill of VED totaling $42.5 million. In conducting our annual goodwill impairment testing, we compared the book value of goodwill attributed to VED with the estimated fair market value of VED using revenue and EBITDA multiples of publicly traded comparable companies. These estimates of fair market are dependent on multiple assumptions, estimates and inputs including: market prices of securities in general, prevailing interest rates, industry fundamentals including the state of educational funding, and the actual performance and future projections of the Company. As of year end 2006, the estimated fair market value of VED was estimated to have fallen below the book value as a result of multiple factors including: a more competitive environment, the need to invest in redesigning older products and to introduce new products, the need to improve customer retention, sales declines in certain key products, the loss of several significant customers, and lower actual performance and future projections than were made at the time of acquisition of Voyager.
Liquidity and Capital Resources
As of December 31, 2008, the Company does not have any debt with the exception of certain capital leases. Cash and cash equivalents increased to $67.3 million at December 31, 2008 compared to $53.9 million at December 29, 2007.
In 2008, cash provided from operating activities was $31.2 million. Cash from operating activities included the receipt of a federal tax refund of $44.1 million and the payment of $11 million to terminate the Ann Arbor office space lease. During 2008, we continued to incur significant expenditures related to personnel and activities based in Ann Arbor, Michigan required to finalize past due financial reporting and transition the corporate office to Dallas, Texas, as well as contributions made to legacy employee benefit plans.
Cash from continuing operations is seasonal with more cash generated in the second half of the year than in the first half of the year. Cash is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.

Other significant uses of cash for continuing operations during fiscal 2008 included:
•	$9.6 million of net purchases of marketable securities
•	$7.9 million of expenditures related to property, plant, equipment, curriculum development costs, and software; and
•	$0.3 million for principal payments on capital leases.
Capital Expenditures and Outlook

(Dollars in millions)	2008	2007	2006

Curriculum development costs	$3.7	$5.4	$3.6

Fixed capital	0.7	0.6	9.2

Software	3.5	2.8	1.6

Total expenditures for property, equipment, curriculum development costs, and software	$7.9	$8.8	$14.4

Relative to 2008, capital spending in 2009 is expected to decline slightly. Capital expenditures for 2009 will be concentrated primarily on ongoing and new product development which management believes will generate future sales growth.
As of January 31, 2009, we have cash, cash equivalents, and short-term investments totaling $63.1 million with no outstanding debt. During the fourth quarter of 2008, we provided an opportunity for participants in our replacement benefit plan (“RBP”) and our defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. We paid cash out $7.9 million in January 2009 related to these lump sum payments. Additionally, in January 2009, we escrowed $4 million under the terms of the agreement in principle to settle the consolidated shareholder securities class action lawsuit.
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
The following table summarizes our significant operational and contractual obligations and commercial commitments at December 31, 2008 showing the future periods in which such obligations are expected to be settled in cash:

(Dollars in millions)	Total	2009	2010 & 2011	2012 & 2013	After 2013

Capital lease obligation as of December 31, 2008	$0.3	$0.2	$0.1	$—	$—

Operating lease obligation as of December 31, 2008	$3.3	$1.3	$1.4	$0.6	$—
As of December 31, 2008, we also have $16.9 million in obligations with respect to our pension and post-retirement medical benefit plans. For further information see Note 13 to our Consolidated Financial Statements included herein.
We have letters of credit in the amount of $1.1 million outstanding as of December 31, 2008 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.
As of December 31, 2008, the Company had approximately $0.6 million of long-term income tax liabilities that have a high degree of uncertainty regarding the timing of the future cash outflows. The Company is unable to reasonably estimate the years when settlement will occur with the respective tax authorities.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Financial Accounting Standards
Information regarding recently issued accounting standards is included in Note 1 to the Consolidated Financial Statements, which is included in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The Company does not have material interest rate risk. As of December 31, 2008, the Company does not have any interest rate forwards or option contracts outstanding.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of December 31, 2008, the Company does not have any outstanding foreign currency forwards or option contracts.
Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Voyager Learning Company
We have audited Voyager Learning Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years then ended, and our report dated March 5, 2009, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.
/s/ Whitley Penn LLP
Dallas, Texas
March 5, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Voyager Learning Company
We have audited the accompanying consolidated balance sheets of Voyager Learning Company and subsidiaries (the “Company”), as of December 31, 2008 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the fiscal years then ended. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2008 and December 29, 2007, and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109,” effective as of December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2009 expressed an unqualified opinion.
/s/ Whitley Penn LLP
Dallas, Texas
March 5, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of Voyager Learning Company
We have audited the accompanying consolidated statement of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows of Voyager Learning Company (formerly known as ProQuest Company) (the Company) and subsidiaries for the fiscal year ended December 30, 2006. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II for the fiscal year ended December 30, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Voyager Learning Company and subsidiaries for the fiscal year ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the fiscal year ended December 30, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006.
/s/ KPMG LLP
Detroit, Michigan
September 17, 2008

Voyager Learning Company and Subsidiaries
Consolidated Statements of Operations
For the fiscal years ended December 31, 2008, December 29, 2007 and December 30, 2006

(In thousands, except per share data)	2008	2007	2006

Net sales	$98,531	$109,612	$115,051
Cost of sales (exclusive of depreciation and amortization shown separately below)	(35,939)	(36,192)	(37,417)

Gross profit	62,592	73,420	77,634

Research and development expense	(5,302)	(4,532)	(5,198)
Sales and marketing expense	(33,734)	(29,587)	(27,614)
General and administrative expense	(30,660)	(53,280)	(65,081)
Depreciation and amortization expense	(21,358)	(23,190)	(23,865)
Goodwill impairment	(43,141)	(67,232)	(42,496)
Lease termination costs	(11,673)	—	—

Loss from continuing operations before interest, other income (expense) and income taxes	(83,276)	(104,401)	(86,620)

Net interest income (expense):
Interest income	1,485	3,682	1,080
Interest expense	(510)	(3,347)	(28,544)

Net interest income (expense)	975	335	(27,464)

Other income (expense), net	(363)	4,408	—

Loss from continuing operations before income taxes	(82,664)	(99,658)	(114,084)

Income tax benefit	1,160	12,396	64,063

Loss from continuing operations	(81,504)	(87,262)	(50,021)

Earnings from discontinued operations (less applicable income tax expense of $0, $1,491, and $23,776, respectively)	—	5,460	44,926
Gain on sale of discontinued operations (less applicable income tax expense of $0, $11,160, and $66,321, respectively)	—	46,572	347,708

Net earnings (loss)	$(81,504)	$(35,230)	$342,613

Net earnings (loss) per common share:

Basic:
Loss from continuing operations	$(2.73)	$(2.92)	$(1.68)
Earnings from discontinued operations	—	0.18	1.51
Gain on sale of discontinued operations	—	1.56	11.66

Basic net earnings (loss) per common share	$(2.73)	$(1.18)	$11.49

Diluted:
Loss from continuing operations	$(2.73)	$(2.92)	$(1.68)
Earnings from discontinued operations	—	0.18	1.51
Gain on sale of discontinued operations	—	1.56	11.66

Diluted net earnings (loss) per common share	$(2.73)	$(1.18)	$11.49

Average number of common shares and equivalents outstanding:
Basic	29,871	29,858	29,816
Diluted	29,871	29,858	29,816
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2008 and December 29, 2007

(In thousands, except per share data)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$67,302	$53,868
Accounts receivable, net	7,371	9,266
Income tax receivable	19,782	65,600
Inventory	15,196	16,005
Other current assets	33,826	16,489

Total current assets	143,477	161,228

Property, equipment, and software at cost:
Buildings and improvements	1,220	10,666
Machinery and equipment	4,707	5,975
Software	10,616	7,284

Total property, equipment, and software at cost	16,543	23,925
Accumulated depreciation and amortization	(9,718)	(8,584)

Net property, equipment, and software	6,825	15,341

Goodwill	99,717	142,858
Acquired curriculum intangibles, net	38,594	51,206
Other intangible assets, net	5,218	6,411
Developed curriculum, net	8,903	9,333
Other assets	1,363	16,350

Total assets	$304,097	$402,727

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2008 and December 29, 2007

(In thousands, except per share data)	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of capital lease obligations	$149	$789
Accounts payable	1,962	4,403
Accrued expenses	40,866	25,315
Deferred revenue	27,917	19,822

Total current liabilities	70,894	50,329

Long-term liabilities:
Capital lease obligations, less current maturities	96	810
Other liabilities	20,348	61,258

Total long-term liabilities	20,444	62,068

Commitments and contingencies (See Note 18)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,550 shares issued and 29,874 shares outstanding at the end of fiscal 2008, and 30,552 shares issued and 29,883 shares outstanding at the end of fiscal 2007)	30	30
Capital surplus	357,741	356,683
Accumulated earnings (deficit)	(129,227)	(47,723)
Treasury stock, at cost (676 shares at the end of fiscal 2008 and 669 shares at the end of fiscal 2007)	(16,836)	(16,742)
Other comprehensive income (loss):
Pension and postretirement plans, net of tax benefit of $713 in each year	1,093	(2,088)
Net unrealized gain (loss) on securities, net of tax expense of $39 in each year	(42)	170

Accumulated other comprehensive income (loss)	1,051	(1,918)

Total shareholders’ equity	212,759	290,330

Total liabilities and shareholders’ equity	$304,097	$402,727

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Consolidated Statements of Cash Flows
For the fiscal years ended December 31, 2008, December 29, 2007 and December 30, 2006

(Dollars in thousands)	2008	2007	2006

Operating activities:

Net earnings (loss)	$(81,504)	$(35,230)	$342,613
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Goodwill and long-lived asset impairment	43,141	67,232	42,496
Gain on sale of discontinued operations, net of tax	—	(46,572)	(347,708)
Earnings from discontinued operations, net of tax	—	(5,460)	(44,926)
Depreciation and amortization	21,358	23,190	23,865
Amortization and write-off of deferred financing costs	—	2,286	9,003
Stock-based compensation	878	137	4,309
Excess tax benefit realized related to stock-based compensation	—	—	(92)
Gain on sale of available for sale securities	(106)	(508)	(405)
Deferred income taxes	(1,176)	(12,671)	(64,105)
Non-cash lease termination costs	673	—	—

Changes in operating assets and liabilities:
Accounts receivable, net	1,895	6,067	(3,286)
Tax receivable	45,818	(55,742)	9,009
Inventory	809	(3,404)	371
Other current assets	6,866	52,009	2,890
Other assets	(13)	(1,205)	(14,970)
Accounts payable	(2,441)	661	(2,295)
Accrued expenses	(9,038)	(61,113)	(3,623)
Deferred revenue	8,367	3,385	3,685
Other long-term liabilities	(4,353)	(15,217)	32,455
Other, net	50	(4)	(133)

Net cash provided by (used in) operating activities of continuing operations	31,224	(82,159)	(10,847)

Investing activities:
Expenditures for property, equipment, curriculum development costs, and software	(7,912)	(8,755)	(14,408)
Purchases of equity investments available for sale	(11,786)	(7,777)	(6,664)
Proceeds from sales of equity investments available for sale	2,172	8,843	11,521
Proceeds from (expenditures associated with) sale of discontinued operations, net	—	186,342	501,231

Net cash provided by (used in) investing activities of continuing operations	(17,526)	178,653	491,680

Financing activities:
Proceeds from debt	—	—	561,059
Repayment of debt	—	(58,225)	(1,015,798)
Principal payments under capital lease obligations	(264)	(840)	(746)
Debt issuance costs	—	(302)	(8,379)
Proceeds from exercise of stock options, net	—	—	589
Excess tax benefit realized related to stock-based compensation	—	—	92

Net cash used in financing activities of continuing operations	(264)	(59,367)	(463,183)

Effect of exchange rate changes on cash	—	—	(7,148)

Increase in cash and cash equivalents of continuing operations	13,434	37,127	10,502

Net cash used in discontinued operations:
Net cash provided by (used in) operating activities	—	(19,891)	66,716
Net cash used in investing activities	—	(2,540)	(47,510)
Net cash used in financing activities	—	(730)	(20,763)

Net cash used in discontinued operations	—	(23,161)	(1,557)

Increase in cash and cash equivalents	13,434	13,966	8,945
Cash and cash equivalents, beginning of year	53,868	39,902	30,957

Cash and cash equivalents, end of year	$67,302	$53,868	$39,902

Non-cash financing and investing activities:
Acquisition of equipment through capital leases	$—	$—	$1,937
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
For the fiscal years ended December 31, 2008, December 29, 2007 and December 30, 2006

				Unearned		Accumulated
				Compensation		Other
	Common Stock		Capital	on Restricted	Accumulated	Comprehensive
(Dollars and shares in thousands)	Issued	Treasury	Surplus	stock	Deficit	Income(Loss)	Total

Balance, at the end of fiscal 2005 (Common stock, 30,563 shares issued; treasury stock, 653 shares)	$30	$(16,550)	$354,879	$(3,122)	$(375,986)	$(7,698)	$(48,447)

Comprehensive income (loss):
Net earnings					342,613		342,613
Foreign currency translation adjustments (net of tax expense of $2,739)						14,292	14,292
Pension and postretirement plans (net of tax expense of $7,059)						(6,163)	(6,163)
Unrealized gain on securities						21	21

Total comprehensive income (loss)							350,763

Adoption of SFAS 158						(193)	(193)
Restricted stock grant, 2 shares			(60)	60			—
Restricted stock amortization, net of cancellations, 29 shares			1,259				1,259
Stock-based compensation expense			3,050				3,050
Stock options exercised, net 29 shares			589				589
Reclassification of unearned compensation on restricted stock			(3,062)	3,062			—
Restricted stock utilized to pay taxes		(27)					(27)

Balance, at the end of fiscal 2006 (Common stock, 30,565 shares issued; treasury stock, 655 shares)	$30	$(16,577)	$356,655	$—	$(33,373)	$259	$306,994

Comprehensive income (loss):

Net earnings					(35,230)		(35,230)
Foreign currency translation adjustments						(1,313)	(1,313)
Pension and postretirement plans						1,029	1,029
Unrealized loss on securities						(501)	(501)

Total comprehensive income (loss)							(36,015)

Adoption of FIN 48					20,880		20,880
Write off foreign currency translation adjustments upon sale of PQIL						(24,676)	(24,676)
Write off accumulated other comprehensive income (loss) related to PQIL pension plan						23,284	23,284

Restricted stock amortization, net of cancellations, 13 shares			369				369
Stock-based compensation expense			(506)				(506)
Restricted stock utilized to pay taxes							—
		(165)	165				—

Balance, at the end of fiscal 2007 (Common stock, 30,552 shares issued; treasury stock, 669 shares)	$30	$(16,742)	$356,683	$—	$(47,723)	$(1,918)	$290,330

Comprehensive income (loss):

Net earnings					(81,504)		(81,504)
Pension and postretirement plans						3,181	3,181
Unrealized loss on securities						(212)	(212)

Total comprehensive income (loss)							(78,535)

Restricted stock amortization			110				110
Stock-based compensation expense			854				854
Restricted stock utilized to pay taxes		(94)	94				—

Balance, at the end of fiscal 2008 (Common stock, 30,550 shares issued; treasury stock, 676 shares)	$30	$(16,836)	$357,741	$—	$(129,227)	$1,051	$212,759

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Notes to the Consolidated Financial Statements
Note 1 — Significant Accounting Policies
Nature of Operations. Voyager Learning Company and Subsidiaries (collectively the “Company”) is a leading provider of results-driven reading and math intervention programs, professional development programs regarding the teaching of reading, subscription-based online supplemental reading, math and science resources and programs, and a core reading program for school districts throughout the U.S.
Our reading programs include: Voyager Passport™, a comprehensive reading intervention system for K-5; Voyager Universal Literacy System®, a K-3 core reading program; Passport Reading Journeys™, a middle school reading intervention system for grades 6-9; TimeWarp® Plus, a K-9 summer school reading intervention program; Voyager Pasaporte™, a K-3 reading intervention system in Spanish; and Learning A-Z™, a group of related websites known as Reading A-Z™, Raz-Kids™, Reading-tutors™, Vocabulary A-Z™, and Writing A-Z™ which provide online supplemental reading, writing and vocabulary lessons, books, and other resources for students and teachers.
Our math and science programs include: Vmath®, a math intervention system for grades 3-8; ExploreLearning™, a subscription-based online library of interactive simulations in math and science for grades 3-12; and Science A-Z™, a Learning A-Z website aimed at the supplemental science market.
VoyagerU® is our professional development program for teachers, literacy coaches and administrators.
The Company has been a leading publisher of solutions for the education, automotive and power equipment markets. In 2005, we acquired Voyager Expanded Learning (“VEL”). In 2007, we changed our name to Voyager Learning Company.
The Company had provided products and services to our customers through three business segments. With the sale of ProQuest Business Solutions (“PQBS”) on November 28, 2006 and the sale of ProQuest Information and Learning (“PQIL”) on February 9, 2007, we now provide products and services to our customers through one business segment, Voyager Education (“VED”).

Reclassifications. Certain reclassifications to the Consolidated Financial Statements for all prior periods presented have been made to conform to the 2008 presentation. In prior years, the Company included amortization of its acquired and developed curriculum and certain other operational assets in Cost of Sales. In the current year presentation, all depreciation and amortization for the periods presented herein has been segregated and shown as a separate line item on the Consolidated Statements of Operations.
Also, in prior years, the Company included a line item in its Consolidated Financial Statements entitled selling and administrative expense. In the current year presentation, amounts previously included in this line item have been reclassified into the line items sales and marketing expense, general and administrative expense, or depreciation and amortization expense. A summary of the impact of these conforming reclassifications on previously filed results is as follows (in thousands):

	2007 as		2007 in	2006 as		2006 in
	Originally		Current Year	Originally		Current Year
	Filed	Reclassifications	Presentation	Filed	Reclassifications	Presentation
Cost of sales	$(55,720)	$19,528	$(36,192)	$(57,279)	$19,862	$(37,417)
Gross profit	53,892	19,528	73,420	57,772	19,862	77,634
Selling and administrative expense	(86,529)	86,529	—	(96,698)	96,698	—
Sales and marketing expense	—	(29,587)	(29,587)	—	(27,614)	(27,614)
General and administrative expense	—	(53,280)	(53,280)	—	(65,081)	(65,081)
Depreciation and amortization expense	—	(23,190)	(23,190)	—	(23,865)	(23,865)
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
Discontinued Operations. The Company considers businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale. Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. We cease to record depreciation and amortization expense associated with assets held for sale at that time.
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

Fiscal Year. On December 20, 2007, the Board of Directors of the Company adopted a resolution changing the Company’s fiscal year end from the Saturday nearest to December 31 to a calendar year. This change is effective for the fiscal year ended on December 31, 2008. The Company’s fiscal 2007 year ended on December 29, 2007. The two-day transition period between December 29, 2007 and the 2008 annual fiscal year, which began January 1, 2008, is included in this Annual Report on Form 10-K for the year ending December 31, 2008. The Quarterly Report on Form 10-Q for the period ended March 31, 2008 was the first report filed by the Company for the newly adopted fiscal year and included the two-day transition period.
Prior to fiscal 2008, our fiscal year ended on the Saturday nearest to December 31 each calendar year. References to fiscal year 2007 or fiscal 2007 are for the 52 weeks ended December 29, 2007 and references to fiscal year 2006 or fiscal 2006 are for the 52 weeks ended December 30, 2006.
Revenue Recognition. The Company accounts for its revenues under Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). Revenues are derived from sales of reading, math and science, and professional development solutions to school districts primarily in the U.S. Sales include printed materials and often online access to educational materials for individual students, teachers, and classrooms. Revenue from the sale of printed materials for reading and math products is recognized when the product is shipped to or received by the customer. Revenue for product support, implementation services, and online subscriptions is recognized over the period services are delivered. The division of revenue between shipped materials, online materials, and ongoing support and services is determined in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue for our professional development courses, which includes an internet delivery component, is recognized over the contractual delivery period, typically nine to twelve months. Revenue for the online content sold separately or included with our curriculum materials, is recognized ratably over the access period, typically a school year. Shipments to school book depositories are on consignment and revenue is recognized based on shipments from the depositories to the schools.
ExploreLearning and Learning A-Z derive revenue exclusively from sales of online subscriptions to reading, math and science teaching materials. Typically, the subscriptions are for a 12 month period and the revenue is recognized ratably over the period the online access is available to the customer.

The amount of service revenues are less than 10% of total revenues for all periods presented.
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
Accounts Receivable. Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns.  The allowance for doubtful accounts and estimated sales returns totaled $0.7 million and $1.3 million at year end 2008 and 2007, respectively.  The allowance for doubtful accounts is based on a review of the outstanding balances and historical collection experience.  The allowance for sales returns is based on historical rates of return.
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

(Shares in thousands)	2008	2007	2006

Basic	29,871	29,858	29,816
Dilutive effect of awards	—	—	—

Diluted	29,871	29,858	29,816

The following were not included in the computation of diluted net income per share because their effect would have been antidilutive: options to purchase shares of 0.9 million, 1.4 million, and 3.0 million for fiscal years 2008, 2007, and 2006, respectively; nonvested restricted stock of zero, 16,000, and 85,000 for fiscal years 2008, 2007, and 2006, respectively; and a stock appreciation right with respect to 0.3 million shares in fiscal years 2008 and 2007.
Cash and Cash Equivalents. We consider all highly liquid investments with maturities of three months or less (when purchased) to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheets approximates fair value.
Inventory. Inventory costs include material only. Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or market. Where appropriate, a valuation reserve has been recorded to reduce slow-moving or obsolete inventory to net realizable value.
Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the assets’ estimated useful lives using the straight-line method. Estimated lives range from three to five years for office and computer equipment, five to seven years for furniture and fixtures, and fourteen to eighteen years in fiscal 2007 and four to five years in fiscal 2008 for buildings and leasehold improvements. Amortization of leasehold improvements is computed based on the shorter of the assets’ estimated useful lives or the lease term. Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred, while betterments and major renewals are capitalized. Any gain or loss resulting from the retirement or sale of an asset is credited or charged to operations.

We recognized depreciation and amortization expense on property and equipment of $1.3 million, $2.3 million and $2.1 million for fiscal 2008, 2007 and 2006, respectively.
Purchased and Developed Software. Purchased and developed software includes the costs to purchase third party software and to develop internal-use software. Amortization of purchased software costs in fiscal 2008, 2007 and 2006 totaled $0.4 million, $0.5 million, and $0.7 million, respectively. The Company follows the guidance in Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) for capitalizing software projects. Software costs are amortized over the expected economic life of the product, generally three to five years. Amortization of developed software costs in fiscal 2008, 2007 and 2006 totaled $1.8 million, $1.0 million, and $0.5 million, respectively. At December 31, 2008 and 2007, unamortized capitalized software was $4.6 million and $3.2 million, respectively, which included zero or immaterial amounts of software under development.
Acquired Curriculum. Acquired curriculum represents curriculum acquired in the acquisitions of VEL and ExploreLearning in 2005 and Learning A-Z in 2004 and is the initial purchase accounting value placed on the past development and refinement of the core methodologies, processes and measurement techniques by which VED structures curriculum. Acquired curriculum is being amortized using an accelerated method over ten years, as it has an economic benefit declining over the estimated useful life. Acquired curriculum is presented net of accumulated amortization of $59.8 million and $47.2 million as of fiscal year end 2008 and 2007, respectively. Amortization of acquired curriculum for fiscal 2008, 2007 and 2006 was $12.6 million, $14.4 million and $16.2 million, respectively.
Developed Curriculum. We capitalize certain pre-publication costs of our curriculum including art, prepress, editorial, and other costs incurred in the creation of the master copy of our curriculum products. Curriculum development costs are amortized over the expected life of the education program, generally on a straight-line basis over a period of three to five years. We periodically review the recoverability of the capitalized costs based on expected net realizable value, and generally retire the assets once fully depreciated. Developed curriculum costs are presented net of accumulated amortization of $5.3 million and $6.0 million as of fiscal year end 2008 and 2007, respectively. Amortization of curriculum development costs for fiscal year 2008, 2007, and 2006 was $4.1 million, $3.1 million, and $2.2 million, respectively.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are related to the acquisitions of VEL and ExploreLearning in 2005 and Learning A-Z in 2004. Other intangible assets include trade names/trademarks and customer relationships, which are being amortized on a straight-line basis over estimated lives ranging from five to ten years, and non-compete agreements, which are being amortized on a straight-line basis over their contractual lives ranging from one to five years. Amortization of other intangible assets in fiscal 2008, 2007, and 2006 was $1.2 million, $1.9 million, and $2.2 million, respectively. Other intangible assets are presented net of accumulated amortization.
See Note 5 herein for further discussion of our review of Goodwill and the related impairment charge recognized in fiscal 2008.
Impairment of Long Lived Assets. We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate net book value may not be recoverable from the estimated undiscounted future cash flows, which is based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If our review indicates any assets are impaired, the impairment of those assets is measured as the amount by which the carrying amount exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost of disposal. The determination whether these assets are impaired involves significant judgment based on projections of future performance. For fiscal years 2008, 2007 and 2006, no impairment was indicated.
Deferred Costs. Certain up-front costs associated with completing the sale of the Company’s products are deferred and recognized as the related revenue is recognized.
Shipping and Handling Costs. All amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Shipping and handling costs incurred by the Company are included in cost of sales.

Advertising Costs. The Company, from time to time, ships products to prospective customers as samples. Samples costs are expensed upon shipment and totaled $2.1 million, $1.6 million, and $0.8 million in 2008, 2007, and 2006 respectively. Other costs of advertising, which include advertising, print, and photography expenses, are expensed as incurred and totaled $1.1 million, $0.7 million, and $0.3 million in 2008, 2007, and 2006, respectively.
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
Sales Taxes. The Company reports sales taxes collected from customers and remitted to governmental authorities on a net basis. Sales tax collected from customers is excluded from revenues. Collected but unremitted sales tax is included as part of accounts payable in the accompanying consolidated balance sheets.
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
Foreign Exchange Risks. Historically, a portion of revenue, earnings, and net investment in foreign affiliates has been exposed to changes in foreign exchange rates, primarily related to the discontinued operations. Substantially all foreign exchange risks are managed through operational means. However, we believe that from time to time some foreign exchange risks related to certain transactions are better managed by utilizing foreign currency forwards or option contracts. These contracts are reported at fair value and any changes in fair value are recognized currently in earnings. These contracts are not designated for hedging treatment under SFAS No. 133, as amended. We did not have any foreign currency forwards or option contracts outstanding at December 31, 2008 or December 29, 2007.
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
In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer accounts for business combinations. SFAS No. 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R should be applied prospectively and is effective for business combinations made by the Company beginning January 1, 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. On January 1, 2008, the Company did not elect to apply the provisions of SFAS No. 159 to financial assets and liabilities.

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 related to recurring financial assets and liabilities beginning fiscal 2008. The adoption had no impact on our consolidated financial statements. All financial assets and liabilities are valued using level 1 inputs. The Company is currently evaluating the potential impact of SFAS No. 157 to nonfinancial assets and liabilities on our consolidated financial position, results of operation and cash flows.

Note 2 — Business Segments
With the sale of PQBS in November 2006 and the sale of PQIL in February 2007, the Company had business segments that were included in discontinued operations in prior years. Because the Company’s management approach, organizational structure, operating performance measurement and reporting, and operational decision making are performed from a single company perspective, the Company operates as one reportable segment within the U.S. as of February 2007, which includes all corporate operations. The loss from continuing operations before interest, other income (expense) and income taxes and depreciation and amortization attributable to the corporate operations continue to be shown separately below for comparability with prior years. As the transition of activities based in Ann Arbor, Michigan to headquarters in Dallas, TX was complete as of December 31, 2008, all assets are presented as VED for 2008.
Information concerning our operating business segments for fiscal 2008, 2007, and 2006 for our continuing operations is as follows (dollars in thousands):

	2008
	VED	Corporate	Total

Net sales	$98,531	$—	$98,531

Loss from continuing operations before interest, other income (expense) and income taxes	$(56,569)	$(26,707)	$(83,276)

Capital expenditures	$7,912	$—	$7,912

Depreciation and amortization	$21,248	$110	$21,358

Total assets	$304,097	$—	$304,097

	2007
	VED	Corporate	Total

Net sales	$109,612	$—	$109,612

Earnings (loss) from continuing operations before interest and income taxes	$(69,192)	$(35,209)	$(104,401)

Capital expenditures	$8,670	$85	$8,755

Depreciation and amortization	$22,110	$1,080	$23,190

Total assets	$283,091	$119,636	$402,727

	2006
	VED	Corporate	Total

Net sales	$115,051	$—	$115,051

Earnings (loss) from continuing operations before interest and income taxes	$(39,315)	$(47,305)	$(86,620)

Capital expenditures	$5,860	$8,548	$14,408

Depreciation and amortization	$22,777	$1,088	$23,865

Total assets (1)	$322,131	$150,085	$472,216

(1)	Total assets includes assets from continuing operations only.

Note 3 — Income Taxes
Earnings from continuing operations before income taxes in fiscal year 2008, 2007, and 2006 were all attributable to the U.S.
Total income taxes for the fiscal years 2008, 2007 and 2006 were allocated as follows:

(Dollars in thousands)	2008	2007	2006

Income from continuing operations	$(1,160)	$(12,396)	$(64,063)
Income from discontinued operations	—	1,491	23,776
Gain on sale of discontinued operations	—	11,160	66,321
Shareholders’ equity, for minimum pension liability	—	—	7,059
Shareholders’ equity, for currency translation adjustment on unremitted foreign earnings	—	—	2,739
Goodwill	—	—	(54)
Long-lived intangibles	—	—	(413)

	$(1,160)	$255	$35,365

Income tax expense attributable to income from continuing operations in fiscal 2008, 2007, and 2006 included the following:

(Dollars in thousands)	2008	2007	2006

Current income tax expense (benefit):
United States federal	$(222)	$—	$—
State and local	238	275	42

Current income tax expense	16	275	42

Deferred income tax benefit
United States federal	(832)	(12,183)	(62,268)
State and local	(344)	(488)	(1,837)

Deferred income tax benefit	(1,176)	(12,671)	(64,105)

Income tax benefit	$(1,160)	$(12,396)	$(64,063)

The significant components of deferred income tax expense (benefit) attributable to loss from continuing operations were as follows:

(Dollars in thousands)	2008	2007	2006

Deferred income tax benefit, exclusive of item listed below:	$(1,176)	$(3,692)	$(45,829)
Benefits of gain from sale and discontinued operations allocated to continuing operations	—	(8,979)	(18,276)

Deferred income tax benefit	$(1,176)	$(12,671)	$(64,105)

Reconciliation of income tax expense (benefit) from continuing operations and the domestic federal statutory income tax expense (benefit) were as follows:

(Dollars in thousands)	2008	2007	2006

Statutory federal income tax rate	$(28,932)	$(34,880)	$(39,930)

Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	(56)	(214)	(1,795)

Change of intent for investment basis difference	—	—	(37,525)
Non-deductible goodwill	15,099	23,531	14,874
Changes in valuation allowance	13,486	—	—
Other	(757)	(833)	313

Income tax benefit	$(1,160)	$(12,396)	$(64,063)

Deferred income taxes are primarily provided for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The tax effects of each type of temporary difference and carryforward (for both continuing and discontinued operations) that give rise to a significant portion of deferred tax assets (liabilities) at the end of fiscal 2008 and 2007 were as follows:

(Dollars in thousands)	2008	2007

Deferred tax assets are attributable to:
Net operating loss carryforwards	$13,191	$822
Tax credit carryforwards	8,675	10,176
Deferred compensation & pension benefits	8,300	10,154
Legal contingency accrual, less insurance receivable	1,750	1,750
Property and equipment	197	202
Other	3,258	5,661

Total gross deferred tax assets	35,371	28,765
Valuation allowance	(20,513)	(11,154)

Net deferred tax assets	14,858	17,611

Deferred tax liabilities are attributable to:
Curriculum costs	(13,057)	(17,320)
Intangibles	(2,075)	(2,247)
Other liabilities	(370)	68

Total gross deferred tax liabilities	(15,502)	(19,499)

Net deferred tax asset (liability)	$(644)	$(1,888)

The net deferred tax asset (liability) is classified as follows:

(Dollars in thousands)	2008	2007

Short-term deferred tax asset	$1,994	$2,566
Long-term deferred tax liability	(2,638)	(4,454)

Net deferred tax asset (liability)	$(644)	$(1,888)

The net decrease in the valuation allowance in 2007 was $26.8 million. The valuation allowance decreased during 2007 primarily as a result of selling PQIL. Deferred tax assets associated with PQIL that had valuation allowances established on them were divested. As of December 31, 2007, the amount of valuation allowance that existed was $11.2 million. The amount of valuation allowance is all attributable to the US Federal and state jurisdictions. The net US domestic deferred tax assets and liabilities before valuation allowance was approximately $9.3 million. As of December 31, 2007, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets.
The net increase in the valuation allowance in 2008 was $9.4 million. The valuation allowance increased during 2008 primarily because of the net operating loss generated in 2008. As of December 31, 2008, the amount of valuation allowance that existed was $20.5 million. The amount of valuation allowance is all attributable to the U.S. federal and state jurisdictions. The net U.S. domestic deferred tax assets and liabilities before valuation allowance was approximately $19.9 million. As of December 31, 2008, there is not any amount of the valuation allowance for which subsequently recognized benefits will be allocated to reduce goodwill or other intangible assets.

At December 31, 2008, the amounts and expiration dates of loss and tax credit carryforwards were as follows:

	Amount as of year	Expire or start expiring at
(Dollars in thousands)	ended 2008	the end of:

U.S. net operating loss (1)	$37,337	2028

State net operating loss carryforward (net):
State tax net operating losses	349	2012-2028

Tax credits:
Foreign tax credit	1,378	2011-2015
Minimum tax credit	6,549	Carry forward indefinitely
Research and development tax credit	748	2014-2021

Total tax credits	8,675

(1)	Not subject to any annual limitation.
Income taxes refunded, net of tax payments, were $45.9 million for fiscal year 2008. Income taxes paid, net of refunds, for fiscal years 2007 and 2006 were $66.6 million and $0.3 million, respectively. The Company has refunds receivable from taxing authorities of $19.8 million and $65.6 million as of fiscal year end 2008 and 2007, respectively.
As of December 31, 2008, the Company is under examination by the IRS for fiscal years 2003-2004 and 2006-2007. The examination for fiscal years 2003-2004 has been completed by the local IRS examination team. The income tax refunds of $9.2 million requested by the Company for 2003-2004 have been approved by the local office but are still subject to review by IRS joint committee. These years under examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle.  The Company has established a liability for those matters where it is not probable that the position will be sustained. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance, December 31, 2006	$18,940
Increases for tax positions taken during the current period	1,381
Decreases relating to settlements	(623)
Decreases relating to dispositions	(4,909)

Balance, December 29, 2007	$14,789

Increases for tax positions taken during the current period	—
Decreases relating to settlements	(173)

Balance, December 31, 2008	$14,616

During the fiscal year ended December 31, 2008, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $0.2 million, which primarily relates to settlement of a state income tax filing position.
Included in the balance of unrecognized tax benefits at December 31, 2008 are approximately $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. Because of the impact of deferred tax accounting and the availability of tax attributes, the majority of the tax positions would ordinarily not affect the effective tax rate or the payment of cash to the taxing authorities. However, due to the limited evidence to support the realization of these tax assets a valuation allowance is required.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized penalties of zero and immaterial amounts for interest (gross) during 2008 and, as of December 31, 2008, has a liability for penalties of zero and interest (gross) of approximately $0.1 million.
We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008 include 2003 — 2007.
Note 4 — Discontinued Operations
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
The operating results of these businesses have been segregated from our continuing operations. The Consolidated Statements of Operations separately reflect the gains on sale and the earnings of PQBS and PQIL as discontinued operations. Interest expense of zero, $0.8 million, and $18.3 million for 2008, 2007 and 2006, respectively, was allocated to discontinued operations based on the ratio of net assets of sold or to be sold businesses to total net assets of the consolidated company.

Results from discontinued operations are shown in the tables below for the fiscal years indicated:

	Fiscal Years Ended
	December 29,	December 30,
(Dollars in thousands)	2007	2006

Net sales by business segment:
ProQuest Information and Learning	$26,062	$259,103
ProQuest Business Solutions	—	172,813

Net sales from discontinued operations	26,062	431,916

Earnings (loss) before interest and income taxes:
ProQuest Information and Learning	7,798	37,591
ProQuest Business Solutions	—	51,533

Earnings from discontinued operations before interest and income taxes	7,798	89,124

Interest expense, net	(847)	(20,422)
Income tax expense	(1,491)	(23,776)

Earnings from discontinued operations, net of taxes	$5,460	$44,926

The gain on sale in fiscal years 2007 and 2006 resulting from the sale of discontinued operations was derived as follows:

(Dollars in thousands)	2007	2006

Sale price	$195,249	$513,986
Net assets, related liabilities, and selling costs (1)	(137,517)	(99,957)

Gain on sale	57,732	414,029
Income tax expense	(11,160)	(66,321)

Gain on sale of discontinued operations, net of tax	$46,572	$347,708

(1)	Net assets sold in fiscal 2007 and 2006 include goodwill of $68.0 million and $52.2 million, respectively.
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

Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2008 and December 29, 2007 are as follows:

(Dollars in thousands)

Balance as of December 30, 2006	$210,090

Goodwill impairment	(67,232)

Balance as of December 29, 2007	$142,858

Goodwill impairment	(43,141)

Balance as of December 31, 2008	$99,717

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but are instead reviewed for impairment at least annually and if a triggering event is determined to have occurred in an interim period. The Company’s annual impairment testing is performed during the fourth fiscal quarter. The first step of impairment testing for fiscal 2008 showed that the book value of the Company’s single reporting unit exceeded its fair value; therefore, a second step of testing was required under SFAS No. 142. The second step requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. The fair value was determined using an income approach based on forecasted operating results. As a result of the second step of our 2008 impairment test, the goodwill balance for the reporting unit as of the measurement date was determined to be partially impaired. The estimates of fair market used in our goodwill testing are dependent on multiple assumptions, estimates and inputs, including industry fundamentals such as the state of educational funding and the actual performance and future projections of the Company. As of year end 2008, the estimated fair market value of the reporting unit was estimated to have fallen below the book value as a result of worsening and prolonged adverse developments in the overall education funding environment, including the reductions in Reading First funding effective 2008 and the reductions in available state and local funds. As a result of these factors, an impairment charge of $43.1 million was recorded in 2008.

In conducting our annual goodwill impairment testing for fiscal 2007, we compared the book value of goodwill attributed to VED with the estimated fair market value of VED. These estimates of fair market are dependent on multiple assumptions and inputs, including industry fundamentals such as the state of educational funding and the actual performance and future projections of the Company. As of year end 2007, the estimated fair market value of VED was estimated to be less than the book value as a result of lower future cash flow projections, driven by adverse developments in the education funding environment at the federal and local level. An impairment charge of $67.2 million related to VED was recorded in 2007 as a result of these factors.
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

Our definite lived intangible assets and related accumulated amortization at the end of fiscal 2008 and 2007 consist of the following:

	Balance as of December 31, 2008
		Accumulated
(Dollars in thousands)	Gross	Amortization	Net

Acquired curriculum	$98,410	$(59,816)	$38,594
Developed curriculum	14,243	(5,340)	8,903
Customer relationships	5,130	(2,160)	2,970
Trademark	3,860	(1,636)	2,224
Non-compete agreements	381	(357)	24

Total intangibles, net	$122,024	$(69,309)	$52,715

	Balance as of December 29, 2007
		Accumulated
	Gross	Amortization	Net

Acquired curriculum	$98,410	$(47,204)	$51,206
Developed curriculum	15,288	(5,955)	9,333
Customer relationships	5,130	(1,614)	3,516
Trademark	3,860	(1,224)	2,636
Non-compete agreements	3,517	(3,258)	259

Total intangibles, net	$126,205	$(59,255)	$66,950

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years and thereafter is as follows: 2009 — $15.3 million; 2010 — $12.9 million; 2011 — $9.7 million; 2012 — $7.0 million; 2013 — $4.8 million; all years thereafter — $3.0 million.
There were no intangibles acquired in 2008 or 2007.
Note 6 — Other Current Assets
Other current assets at the end of fiscal 2008 and 2007 consist of the following:

(Dollars in thousands)	2008	2007

Short-term deferred tax asset	$1,994	$2,566
Deferred costs	1,907	1,434
Available for sale securities	13,137	3,629
Insurance receivable	15,000	1,217
Other	1,788	7,643

Total	$33,826	$16,489

Available-for-sale securities represent assets, invested in equity and fixed income securities, held in a rabbi trust, related to executive plans, as well as investments in short-term debt securities that will mature within one year.

See Note 18 for further description of the legal contingency accrual related to the putative securities class actions and the related receivable from the Company’s insurance providers. This liability and related receivable were classified as long-term as of December 29, 2007.
Note 7 — Other Assets
Other assets at the end of fiscal 2008 and 2007 consist of the following:

(Dollars in thousands)	2008	2007

Insurance receivable	$—	$15,000
Other	1,363	1,350

Total	$1,363	$16,350

Note 8 — Accrued Expenses
Accrued expenses at the end of fiscal 2008 and 2007 consist of the following:

(Dollars in thousands)	2008	2007

Salaries, bonuses and benefits	$6,900	$8,540
Pension and post-retirement medical benefits	6,675	2,101
Deferred compensation	3,233	1,590
Corporate transition costs	1,879	2,466
Legal contingency accrual	20,000	5,400
Other	2,179	5,218

Total	$40,866	$25,315

See Note 13 for further description of our pension benefits.
See Note 16 for further description of our corporate transition costs.
See Note 18 for further description of the legal contingency accrual related to the putative securities class actions and the related receivable from the Company’s insurance providers. This liability and related receivable were classified as long-term as of December 29, 2007.
The legal contingency accrual of $5.4 million as of December 29, 2007 is related to an arbitration that was settled and paid in the first quarter of 2008.

Note 9 — Other Liabilities
Other liabilities at the end of fiscal 2008 and 2007 consist of the following:

(Dollars in thousands)	2008	2007

Pension and post-retirement medical benefits, long-term portion	$10,239	$18,957
Long-term deferred tax liability	2,638	4,454
Long-term income tax payable	640	777
Legal contingency accrual	—	20,000
Long-term deferred compensation	2,765	5,713
Deferred rent	128	7,639
Long-term deferred revenue	1,590	1,317
Other	2,348	2,401

Total	$20,348	$61,258

See Note 13 for further description of our pension benefits.
Note 10 — Leases
Capital Lease Obligations
Voyager Learning Company leases certain facilities and equipment for selling and administrative purposes under capital lease agreements with original lease terms up to 5 years. Capital leases that exist as of year-end 2008 expire no later than 2010.
The gross value of leased capital assets was $1.4 million and $3.5 million at December 31, 2008 and December 29, 2007, respectively, which are included in Machinery and Equipment on the Consolidated Balance Sheet. The gross value of leased capital assets was reduced by $1.9 million as of the beginning of fiscal 2008 due to the assignment of certain property and equipment leases to CSA. The accumulated amortization of leased capital assets was $1.0 million and $1.6 million at December 31, 2008 and December 29, 2007, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation expense.
See Note 16 for further description of our lease termination costs.

Operating Leases
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
In connection with the sale of PQIL in February 2007, the Company and ProQuest LLC (formerly known as ProQuest-CSA LLC) (“CSA”) entered into a transition services agreement (“TSA”) and subsequently certain assignment agreements that established, among other things, sublease payments due the Company from CSA for use of certain property, equipment and office space at 777 Eisenhower Parkway, Ann Arbor, Michigan (the “777 Facility”) and 789 Eisenhower Parkway, Ann Arbor, Michigan (the “789 Facility”). The TSA was effective for up to one year following the sale of PQIL with automatic month-to-month extensions thereafter; however, all sublease income received by the Company from CSA ceased after the associated capital or operating leases were either fully assigned to CSA or terminated by April 2008. Sublease income received from CSA for capital and operating leases for fiscal 2008 and 2007 totaled $0.8 million and $4.4 million, respectively.
Pursuant to a Sublease Agreement entered into between the Company and CSA effective March 7, 2008, the Company subleased certain space located in the 789 Facility under operating leases. The term of such sublease, which includes approximately 13,090 square feet of rental space (i) is for six months from the Closing Date of March 7, 2008, with month to month extensions thereafter but not past December 31, 2008, for approximately 10,030 square feet to be utilized by the Company’s remaining corporate functions in such facility, and (ii) runs from the Closing Date until December 31, 2008, with optional semi-annual extensions thereafter but not past December 31, 2010, for approximately 3,060 square feet to be utilized by the Company for certain technology related functions in the 789 Facility. Future lease payment obligations related to the Sublease Agreement total $0.1 million for fiscal 2009 and 2010 combined.
Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term. Total rental expense for fiscal 2008, 2007, and 2006 was $3.0 million, $6.2 million, and $2.2 million, respectively.

Future minimum capital lease and operating lease payments under long-term non-cancelable leases, and the related present value of capital lease payments at December 31, 2008 are as follows:

	Capital	Operating
(Dollars in thousands)	Leases	Leases

2009	$159	$1,272
2010	98	1,110
2011	—	320
2012	—	333
2013	—	258
Subsequent to 2013	—	—

Total minimum lease payments	257	$3,293

Less: Amount representing interest	(12)

Present value of net minimum lease payments	245
Less: current portion	(149)

Obligations under capital leases, less current portion	$96

See Note 16 for further description of our lease termination costs.
Note 11 — Fair Value of Financial Instruments
Our financial instruments include cash equivalents, investments available-for-sale, accounts receivable, accounts payable and long-term debt.
The book value of cash equivalents and investments available-for-sale reflect fair market value because these investments are recorded based on quoted market prices and/or other market data for the same or comparable instruments and transactions as of the end of the reporting period. We believe the book value of accounts receivable and accounts payable approximates fair value due to their short-term nature.
Note 12 — Debt
Upon closing on the sale of PQIL on February 9, 2007, the Company paid its remaining balances owed to our lenders and noteholders and were released from all obligations under the 2002 Senior Notes due 10/01/12, 2005 Senior Notes due 01/31/15, and the 2005 Revolving Credit Agreement, including accrued interest, fees, and required make-whole premiums.

Interest expense for the first quarter of 2007 includes $2.3 million for amortization and write-off of deferred financing fees related to the extinguished debt balances.
Cash paid for interest on Company debt, lines of credit and capital leases for continuing and discontinued operations were immaterial amounts in fiscal 2008 and $1.1 million and $43.9 million in 2007 and 2006, respectively.
Previously Outstanding Debt
2002 Senior Notes
On January 31, 2005, we entered into a First Amendment to the 2002 Note Purchase Agreement dated as of October 1, 2002 (the “2002 Note Purchase Agreement”), under and pursuant to which we originally issued and sold our 5.45% senior notes (the “2002 Senior Notes”) due October 1, 2012, in an aggregate principal amount of $150 million. No principal payments were due until October 1, 2006. The notes amortized in seven equal annual payments of $21.4 million, beginning October 1, 2006 and ending on October 1, 2012. The interest rate on these senior notes was fixed at 5.45% and was payable semi-annually. The first amendment, among other things, amended the financial covenants under the 2002 Note Purchase Agreement to give effect to the acquisition of Voyager Expanded Learning. Specifically, the consolidated adjusted net worth covenant and the consolidated debt covenants were adjusted to be consistent with the terms of the 2005 Note Purchase Agreement. The Waiver Agreement (defined below) modified the interest rate as of May 2, 2006 to give the holders of the 2002 Senior Notes the option of a fixed interest rate of 7.87%, interest at the London Interbank Offered Rate (LIBOR) plus 2.5% or the interest at the Base Rate (defined below) plus 1.0% and changed other provisions as described below.
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

2005 Revolving Credit Agreement
On January 31, 2005, we replaced our previous revolving credit agreement with a new variable interest rate facility (the “2005 Revolving Credit Agreement”). The 2005 Revolving Credit Agreement was a five-year, unsecured revolving credit facility in an amount up to $275 million, with a sub-facility for letters of credit (in an amount not to exceed $20 million) and a sub-facility for swingline loans (in an amount not to exceed $15 million). The final maturity date of the 2005 Revolving Credit Agreement was January 31, 2010 with no principal payments due until that date. Borrowings and letters of credit under the 2005 Revolving Credit Agreement originally bore interest, at our option, at either LIBOR plus a spread ranging from 0.75% to 1.75% or 0.0% to 0.25% over an alternative base rate. The alternative base rate is the greater of the LaSalle Bank Midwest National Association prime rate or the Federal Funds rate plus 0.50% (“Base Rate”). The Waiver Agreement (defined below) modified the interest rate as of May 2, 2006 to give the lenders the option of LIBOR plus 2.5% or the Base Rate plus 1.0%. The interest rate in effect as of December 30, 2006 was LIBOR + 2.5%, which was 7.85% on $22.2 million outstanding at December 30, 2006.
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

Note 13 — Profit-Sharing, Pension, and Other Postretirement Benefit Plans
Defined Contribution Plans
Eligible employees who elect to do so can participate in our defined contribution profit-sharing retirement plans. As the Company is not obligated to continue these defined contribution plans in future years, the Company expenses its annual contributions to these plans but does not record a liability for these plans. The amounts charged to earnings for fiscal 2008, 2007 and 2006 related to these plans were $0.8 million, $0.8 million, and $3.0 million, respectively.
The Company also has contractual obligations under a frozen replacement benefit plan (“RBP”) for a small number of terminated and retired executives and one current employee. Because the RBP is frozen, no participant can make or is entitled to additional contributions. Instead the Company has accrued a liability totaling $5.6 million as of year end 2008 to reflect its estimated future obligation for RBP. The current portion of the RBP liability, which was $3.1 million at year end 2008, is included on the line “Salaries, bonus and benefits” in Note 8 to these financial statements. The long term portion of the RBP liability, which was $2.5 million at year end 2008, is included on the line “Long-term deferred compensation” in Note 9 of these financial statements. See Future Contributions in this footnote regarding lump sum payments made in January 2009 which further reduced the RBP liability.
Defined Benefit Plan and Other Postretirement Benefit Plan
We also have a frozen defined benefit pension plan covering certain terminated and retired former domestic employees. The benefits are primarily based on years of service and/or compensation during the years immediately preceding retirement. We use a measurement date of December 31 for our pension and postretirement benefit plans.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFASs No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires reporting of the funded status of defined benefit postretirement plans as an asset or liability in the statement of financial position, recognizing changes in the funded status due to gains or losses, prior service costs, and net transition assets or obligations in other comprehensive income in the year the changes occur, adjusting other comprehensive income when the gains or losses, prior service costs, and net transition assets or obligations are recognized as components of net period benefit cost through amortization, and measuring the funded status of a plan as of the date of the statement of financial position, with limited exceptions. SFAS No. 158 was effective for recognition of the funded status of the benefit plans for fiscal years ended after December 15, 2006 and was effective for the measurement date provisions for fiscal years ended after December 15, 2008. We adopted SFAS No. 158 effective December 30, 2006, with minimal impact to our financial statements.

As a result of the sale of PQIL, the obligation for our United Kingdom (“U.K.”) pension plan was assumed by the buyer of PQIL and as of February 2007 the Company has no further obligation to make U.K. pension contributions. The Company made payments of $22.9 million in early 2007 to its U.K. pension plan concurrent with the sale of PQIL in February 2007.
In addition, we have contributory and non-contributory postretirement medical benefit plans and a non-contributory postretirement life insurance benefit plan covering certain domestic employees. All of these other postretirement benefit plans are unfunded. Effective January 1, 2006 we ceased to offer a retiree medical program.
The net cost of our defined benefit pension plan and other postretirement benefit plan for fiscal 2008, 2007, and 2006 were as follows:

	U.S. Defined Benefit			Other Postretirement
	Pension Plan			Benefits
(Dollars in thousands)	2008	2007	2006	2008	2007	2006

Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,242	1,189	1,227	5	8	11
Recognized net actuarial loss/(gain)	72	135	138	(98)	(104)	(107)

Net pension and other postretirement benefit cost (income)	$1,314	$1,324	$1,365	$(93)	$(96)	$(96)

Obligation and Funded Status
The funded status of our defined benefit pension plan and other postretirement benefit plan at the end of fiscal 2008 and 2007 were as follows:

	U.S. Defined Benefit		Other Postretirement
	Pension Plan		Benefits
(Dollars in thousands)	2008	2007	2008	2007

Change in Benefit Obligation
Benefit obligation, beginning of year	$20,903	$22,569	$134	$194
Service cost	—	—	—	—
Interest cost	1,242	1,189	5	8
Actuarial (gain)/loss	(3,277)	(933)	69	(66)
Benefits paid	(2,039)	(1,922)	(131)	(2)

Benefit obligation, end of year	$16,829	$20,903	$77	$134

Change in Plan Assets
Fair value, beginning of year	$—	$—	$—	$—
Company contributions	2,039	1,922	131	2
Benefits paid	(2,039)	(1,922)	(131)	(2)

Fair value, end of year	$—	$—	$—	$—

Funded/(unfunded) status	$(16,829)	$(20,903)	$(77)	$(134)

Accrued benefit cost	$(16,829)	$(20,903)	$(77)	$(134)

Amounts Recognized in the Consolidated Balance Sheets
Current accrued benefit liability	(6,648)	(2,060)	(27)	(41)
Non-current accrued benefit liability	(10,181)	(18,843)	(50)	(93)

Net amount recognized	$(16,829)	$(20,903)	$(77)	$(134)

At December 31, 2008, we had a net actuarial gain of $0.3 million and $0.1 million for our U.S. pension and other postretirement benefits, respectively. These amounts are included in Accumulated Other Comprehensive Income (Loss) on our Consolidated Balance Sheets. Of these amounts, we expect immaterial amounts to be recognized as a component of net pension and other postretirement benefit cost (income) during 2009.
See Future Contributions in this footnote regarding lump sum payments made in January 2009 which reduced the pension plan liability.
Plan Assumptions

	U.S. Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	2008	2007	2008	2007

Discount rate	6.25%	6.25%	5.50%	5.00%
The discount rate is determined by analyzing the average returns of high-quality fixed income investments defined as AA-rated or better. We also utilize an interest rate yield curve for instruments with maturities corresponding to our benefit obligations.

Additional Information
For our pension plan, the projected benefit obligation and accumulated benefit obligation at the end of fiscal 2008 and 2007 were as follows:

	U.S. Defined Benefit
	Pension Plan
(Dollars in thousands)	2008	2007

Projected benefit obligation	$16,829	$20,903
Accumulated benefit obligation	$16,829	$20,903
Assumed Health Care Cost Trend Rates

	2008	2007

Health care cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2014	2014
Assumed future health care cost trend rates do not have a significant effect on postretirement medical benefit costs. A one percentage point change in the assumed health care cost trend rates would have less than a two thousand dollar impact on the benefit plan obligation at year end 2008 and less than a four thousand dollar impact on the benefit plan obligation at year end 2007.
Future Contributions
During the fourth quarter of 2008, the Company provided an opportunity for participants in its RBP and its defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the responses received, the Company paid cash out of approximately $7.9 million in January 2009 related to these lump sum payments. As a result of the settlements the Company expects to record a gain of $1.3 million in January 2009. At the end of January 2009, after normal distributions and the settlement, the total liability related to the RBP was $1.4 million and the total liability related to the U.S. defined benefit plan was $11.2 million.
Total contributions expected to be paid under our frozen U.S. retirement plans or to the beneficiaries thereof during fiscal 2009 are $9.7 million, consisting of $6.6 million to our U.S. defined benefit plan and $3.1 million to RBP, including the lump sum payments made in January 2009.

Gross benefit payment obligations under our continuing defined benefit plans for the next ten years are anticipated to be as follows:

	U.S. Retirement	Other Postretirement
(Dollars in thousands)	Plans (SRP and RBP)	Benefits

2009	$9,728	$27
2010	1,969	21
2011	1,719	17
2012	1,365	14
2013	1,319	5
2014 - 2018	5,275	—
In December 2003, Congress passed the Medicare Act of 2003. We do not provide post-65 medical or prescription drug coverage; therefore, our postretirement benefit liability and costs are not impacted by the employer subsidy provision of the Act.
Note 14 — Common Stock
We have 50,000,000 authorized shares of common stock, ($.001 par value per share), 30,550,443 shares issued and 29,874,145 shares outstanding as of December 31, 2008 and 30,552,129 shares issued and 29,882,559 shares outstanding as of December 29, 2007.
Note 15 — Stock-Based Compensation
As of December 31, 2008, the Company has one stock-based compensation plan, which is described below. The total amount of pre-tax expense for stock-based compensation recognized in general and administrative expense in fiscal 2008, 2007, and 2006 was $0.9 million, $0.1 million, and $3.1 million, respectively. Additionally, zero, ($0.1) million and $1.2 million in pre-tax expense (benefit) for stock-based compensation is recognized in earnings from discontinued operations in 2008, 2007 and 2006, respectively. The total income tax benefit recognized for book purposes in the consolidated statement of operations related to stock-based compensation was zero, zero, and $0.4 million for fiscal 2008, 2007, and 2006, respectively. The total tax benefit realized was immaterial for 2008 and $0.2 million for both fiscal 2007 and 2006.

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
Long Term Incentive Performance (“LTIP”) Grants
In fiscal 2004, the Compensation Committee of our Board of Directors granted 1,961,500 nonqualified stock options with an exercise price of $30.97 per share to six members of our senior executive team. On October 5, 2005 and November 2, 2005, an additional 100,000 and 175,000 nonqualified stock options with an exercise price of $36.52 and $30.97, respectively, were granted to two new members of our senior executive team. These stock options were issued under a new Long Term Incentive Performance (“LTIP”) plan consistent with the Board’s desire that management deliver long-term sustainable shareholder value. The number of options granted to each executive under the 2004 LTIP was the projected aggregate number of options that would have been granted annually over a five year period to each of these executives based on their then positions and responsibilities. Currently, there is only one executive who retains rights under the LTIP plan. The options outstanding under this grant equal 440,000 shares. All other options granted under the LTIP have been terminated or forfeited.

Under this grant, the options vest after seven years and expire in ten years. However, if certain stock price thresholds are met during the initial seven year period, the vesting of the options is accelerated. These stock price thresholds represented 8% to 10% compounded annual stock price growth rates for 3 to 5 years as of the date of the grant.
The following table outlines the stock price thresholds and the number of options accelerated at each target stock price.

	2004 grant
	Achievement	Options
Stock Price	Period	Vested

$36.67	3 years	208,000
$39.81	4 years	246,000
$42.77	5 years	283,000
$46.88	5 years	440,000
If the options are exercised, the executive must retain 50% of all after-tax gains in shares of the Company until his retirement or termination of employment at Voyager Learning Company.
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
Executive Stock Option Grants
At the end of fiscal 2008, we had options outstanding for 342,335 shares granted to key executives. The term for these options is six or ten years, vesting in equal annual increments over either a three-year or a five-year period.

Nonvested Restricted Stock Grants
During fiscal 2006, we granted certain employees and members of our Board of Directors 2,067 shares of nonvested restricted stock, with market values at the date of grant of $0.1 million. In fiscal 2007 and 2006, we cancelled 12,604 shares and 30,430 shares, respectively, of the nonvested restricted stock granted, with market values at the date of grant of $0.4 million and $1.1 million, respectively. These shares were valued at the market price at their respective award dates and are being recognized as expense over the 3 year vesting period.
During fiscal 2008 and 2007 the Company issued 15,714 and 11,158, respectively, cash-based restricted stock units to members of the Company’s Board of Directors (2,619 and 1,594 units per board member, respectively). Under this grant, the cash based restricted stock units vest after six months. As of December 30, 2008 and December 29, 2007, each director was entitled to receive a cash payment equal to the product of the 2,619 and 1,594 units, respectively, multiplied by the closing stock price on December 30, 2008 and December 28, 2007, respectively. No actual shares were issued in relation to these grants, but instead, the grants were intended to provide payment to the members of the Board of Directors in a form of compensation that is related to the price of the Company’s stock. All cash settled restricted stock units related to these grants have been and were classified as liability awards based on their cash settlement provisions and were valued at the settlement amount of approximately $0.1 million at year end 2007, which was paid in January 2008. Liability and expense amounts related to these awards granted in 2008 are not material at December 31, 2008.
Fair Value of Stock Option and SAR Grants
The fair value of each stock-based compensation award granted is estimated on the date of grant using either the Black-Scholes option-pricing model or a binomial model.

All other stock option and SAR grants are calculated using the Black-Scholes option-pricing model. The following assumptions were used during the periods presented to estimate the fair value of awards:

	2008	2007	2006

Expected stock volatility	45.90%	35.30%	39.00%
Risk-free interest rate (weighted average for fiscal year)	1.10%	3.06%	5.19%
Expected years until exercise	3	3	3
Dividend yield	0.00%	0.00%	0.00%
Summary of Stock Option and SAR Activity
A summary of the stock option and stock appreciation right transactions for fiscal 2006, 2007, and 2008 is as follows:

	Executive Grantees		Director Grantees		LTIP Grantees		SAR Grantee
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price	(000’s)	Price
Balance at the end of fiscal 2005	1,432	$25.53	66	$30.20	2,066	$31.24	—	$—

2006:
Granted	—	—	18	12.29	—	—	—	—
Exercised	(29)	20.47	—	—	—	—	—	—
Forfeited/cancelled	(300)	27.49	(3)	32.63	(260)	30.97	—	—

Awards outstanding at the end of fiscal 2006	1,103	$25.21	81	$24.68	1,806	$31.28	—	$—

Awards exercisable at the end of fiscal 2006	1,073	$25.13	63	$30.06	—	$—	—	$—

Weighted average fair value of awards granted during fiscal 2006	$—		$4.13		$—		$—

2007:
Granted	—	—	—	—	—	—	300	8.55
Exercised	—	—	—	—	—	—	—	—
Forfeited/cancelled	(259)	25.66	(9)	26.78	(1,366)	31.38	—	—

Awards outstanding at the end of fiscal 2007	844	$25.08	72	$25.98	440	$30.97	300	$8.55

Awards exercisable at the end of fiscal 2007	844	$25.08	72	$25.98	—	$—	—	$—

Weighted average fair value of awards granted during fiscal 2007	$—		$—		$—		$2.61

2008:
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited/cancelled	(502)	25.65	(4)	25.81	—	—	—	—

Awards outstanding at the end of fiscal 2008	342	$24.23	68	$25.99	440	$30.97	300	$8.55

Awards exercisable at the end of fiscal 2008	342	$24.23	68	$25.99	—	$—	100	$8.55

The total intrinsic value of options outstanding and exercisable as of December 31, 2008 was zero. The total intrinsic value of stock options exercised during fiscal 2008, 2007, and 2006 was zero for all three years. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.48 of our common stock on December 31, 2008. The total grant date fair value of stock options vested during fiscal 2008, 2007, and 2006 was $0.3 million, $0.3 million, and $2.1 million, respectively.

As of December 31, 2008, there was $0.1 million of unrecognized compensation cost related to outstanding stock options and stock appreciation rights, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 0.1 years. To the extent the forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be adjusted in accordance with SFAS No. 123R.
The following tables provide additional information with respect to stock options and stock appreciation rights outstanding at the end of fiscal 2008:

	Awards Outstanding			Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Contractual	Exercise
Exercise Price	(000’s)	Life (Years)	Price	(000’s)	Life (Years)	Price

$10.00 and Below	300	3.3	$8.55	100	3.3	$8.55
$10.01 - $15.00	16	3.5	12.29	16	3.5	12.29
$15.01 - $20.00	98	0.5	18.88	98	0.5	18.88
$20.01 - $25.00	151	0.6	21.81	151	0.6	21.81
$25.01 - $30.00	20	1.0	27.61	20	1.0	27.61
$30.01 - $35.00	524	4.4	31.13	84	1.0	31.95
$35.01 - $40.00	41	2.2	36.15	41	2.2	36.15

	1,150	3.1	$22.82	510	1.5	$21.39

Weighted
		Average	Weighted
	Number	Remaining	Average	Aggregate
	of Shares	Contractual	Exercise	Intrinsic
	(000’s)	Life (Years)	Price	Value

Vested and expected to vest as of December 31, 2008	1,150	3.1	$22.82	$—

Summary of Nonvested Restricted Stock Activity
A summary of the nonvested restricted stock transactions for fiscal 2006, 2007, and 2008 is as follows:

	Employee Grantees		Director Grantees
		Weighted		Weighted
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value
Nonvested restricted stock balance at the end of fiscal 2005	118	$33.55	13	$28.82

2006:
Granted	2	29.04	—	—
Vested	(18)	34.83	—	—
Forfeited/cancelled	(30)	34.67	—	—

Nonvested restricted stock outstanding at the end of fiscal 2006	72	$32.61	13	$28.82

2007:
Granted	—	—	—	—
Vested	(48)	33.11	(8)	28.10
Forfeited/cancelled	(10)	32.20	(3)	25.75

Nonvested restricted stock outstanding at the end of fiscal 2007	14	$31.17	2	$35.80

2008:
Granted	—	—	—	—
Vested	(14)	31.17	(2)	35.80
Forfeited/cancelled	—	—	—	—

Nonvested restricted stock outstanding at the end of fiscal 2008	—	$—	—	$—

As of December 31, 2008, there were no remaining shares or unrecognized compensation cost related to nonvested restricted stock.
The total fair value of restricted stock shares vested during fiscal 2008 and 2007 was approximately $0.5 million and $1.8 million, respectively.
Securities Authorized for Issuance
Securities authorized for issuance under equity compensation plans at December 31, 2008 are as follows:

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance
	outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	compensation plans (a)

Equity compensation plans approved by security holders	1,150	$22.82	3,213

Equity compensation plans not approved by security holders	—	—	—

Total	1,150	$22.82	3,213

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.

Employee Stock Purchase Plan
In fiscal 1996, our Board of Directors adopted the Associate Stock Purchase Plan (“ASPP”), whereby employees are afforded the opportunity to purchase Voyager Learning Company shares, by authorizing the sale of up to 500,000 shares of common stock. The purchase price of the shares is 95% of the lower of the closing market price at the beginning or end of each quarter. Under SFAS No. 123R, the ASPP is a non-compensatory plan. Purchases under the ASPP were suspended effective March 9, 2006. The number of ASPP shares purchased was zero for all fiscal years presented.
Note 16 — Corporate Transition and Lease Termination Costs
On February 12, 2007, after the sale of PQBS and PQIL, the Company’s Board of Directors approved and announced to employees the closing of the corporate office in Ann Arbor, Michigan. The transition plan, which was completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.4 million in severance and retention expense related to the transition plan, all of which has been accrued or paid as of December 31, 2008. Related costs are included in general and administrative expense. The change in the accruals for corporate transition costs related to severance and retention payments for the fiscal year ended December 31, 2008 is as follows:

(Dollars in thousands)

Balance as of December 30, 2006	$—

Accruals	4,338

Payments made	(1,372)

Balance as of December 29, 2007	$2,966

Accruals	103

Payments made	(513)

Balance as of December 31, 2008	$2,556

Current portion	$1,879

Long-term portion	$677

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

Note 17 — Foreign Currency Transactions
We periodically have entered into contracts to buy or sell foreign currencies, primarily British pounds and Canadian dollars. These contracts were properly recorded at fair market value with the changes in fair value recognized in interest expense and were not designated for hedging treatment under SFAS No. 133, as amended. At December 31, 2008 we have no outstanding foreign currency contracts.
Net foreign currency transaction losses for fiscal 2006 of $1.3 million have been included in general and administrative expense. As a result of the sale agreements with Snap-On and CSA, the Company has tax-related receivables and liabilities denominated in foreign currencies. Transaction losses of $1.0 million associated with these assets and liabilities have been included in other income (expense)in fiscal 2008. Transaction gains and losses in fiscal 2007 were not material to the financial statements.
Note 18 — Contingent Liabilities
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
On July 22, 2008, the Company reached an agreement in principle to settle the consolidated shareholder securities class action law suit filed against it and certain officers and directors in the U.S. District Court for the Eastern District of Michigan for $20 million. A Stipulation and Agreement of Settlement was signed by the parties and the Court granted preliminary approval of such agreement. During January 2009, the Company paid $4.0 million into an escrow account and our insurers funded the remaining portion of the settlement into the escrow account as well. The settlement is subject to final Court approval. There is no assurance that a final Court approval will be obtained. If the settlement arrangement is not finalized, the Company intends to defend itself vigorously.
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
On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. Pursuant to a stipulated scheduling order entered on February 15, 2008, plaintiffs filed a consolidated amended complaint on March 20, 2008. The consolidated amended complaint purports to state claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On December 3, 2008 the Company reached an agreement in principle to settle the shareholder derivative litigation law suit filed against it and certain officers and directors in the Court. Under the terms of the agreement, the Company and its insurers would pay an amount not to exceed $650,000 in attorneys’ fees and agree to maintain or adopt additional corporate governance standards. The Company’s portion of this amount is equal to $500,000. The parties entered into Stipulation of Settlement on January 9, 2009. This Stipulation of Settlement is subject to final Court approval and the provision of notice to shareholders. There is no assurance that a final Court approval will be obtained or putative class member participation will be sufficient. If the derivative litigation settlement arrangement is not finalized, the Company intends to defend itself vigorously.

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

Effective on or about January 24, 2008, VEL, the individual respondents and EdSoft executed a mutual release and settlement agreement. VEL subsequently paid EdSoft $5.4 million in 2008 in connection with that settlement. In addition to providing mutual releases between EdSoft, on one hand, and VEL and the individual respondents, on the other hand, the parties agreed to dismiss all lawsuits with prejudice. EdSoft also executed a release of arbitration award. The Company accrued $5.4 million related to this settlement as of year end 2006 and 2007.
Other Contingent Liabilities
We are also involved in various legal proceedings incidental to our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our consolidated operations or financial condition and we believe we have recognized appropriate reserves as necessary based on facts and circumstances known to management.
We have letters of credit in the amount of $1.1 million outstanding as of December 31, 2008 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.
Note 19 — Related Party Transactions
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

Note 20 — Interim Financial Information (Unaudited)
The following table presents our quarterly results of operations for fiscal 2008 and fiscal 2007. For comparison purposes, results from the PQIL operations have been reclassified to discontinued operations for all periods presented.

	First	Second	Third	Fourth	Total
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2008
Net sales	$15,637	$33,514	$27,267	$22,113	$98,531

Gross profit	9,104	22,166	17,311	14,011	62,592

Earnings (loss) from continuing operations before income taxes	(24,632)	(1,601)	(5,110)	(51,321)	(82,664)

Income tax expense (benefit)	—	—	—	1,160	1,160

Loss from continuing operations	$(24,632)	$(1,601)	$(5,110)	$(50,161)	$(81,504)

Basic loss per share from continuing operations	(0.82)	(0.05)	(0.17)	(1.68)	(2.73)

Diluted loss per share from continuing operations	(0.82)	(0.05)	(0.17)	(1.68)	(2.73)

2007
Net sales	$20,059	$36,330	$31,837	$21,386	$109,612

Gross profit	13,338	25,810	21,864	12,408	73,420

Earnings (loss) from continuing operations before income taxes	(15,885)	(1,985)	(3,207)	(78,581)	(99,658)

Income tax expense (benefit)	(6,074)	(756)	(1,226)	(4,340)	(12,396)

Earnings (loss) from continuing operations	(9,811)	(1,229)	(1,981)	(74,241)	(87,262)

Earnings (loss) from discontinued operations, net of income tax	4,594	—	—	866	5,460

Gain on sale of discontinued operations, net of income tax	46,572	—	—	—	46,572

Net earnings (loss)	$41,355	$(1,229)	$(1,981)	$(73,375)	$(35,230)

Loss per share from continuing operations	(0.33)	(0.04)	(0.07)	(2.49)	(2.92)
Earnings per share from discontinued operations	0.15	—	—	0.03	0.18
Gain per share from sale of discontinued operations	1.56	—	—	—	1.56

Basic earnings (loss) per share	1.38	(0.04)	(0.07)	(2.46)	(1.18)

Loss per share from continuing operations	(0.33)	(0.04)	(0.07)	(2.49)	(2.92)
Earnings per share from discontinued operations	0.15	—	—	0.03	0.18
Gain per share from sale of discontinued operations	1.56	—	—	—	1.56

Diluted earnings (loss) per share	1.38	(0.04)	(0.07)	(2.46)	(1.18)

The loss from continuing operations for the fourth quarter 2008 and 2007 includes a goodwill impairment charge of $43.1 million and $67.2 million, respectively. Additionally, the loss from continuing operations for the fourth quarter 2008 includes lease termination costs of $11.7 million (See Note 16 presented herein for further information).

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
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
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
It should be noted that the Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. Through management’s assessment, management did not identify any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2008.
As a result of the assessment discussed above, management of the Company has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
Whitley Penn LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which is included herein.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table provides information about our directors and executive officers as of February 27, 2009:
2008 Executive Officers and Directors

Name	Age*	Position at the Company

Board of Directors

William E. Oberndorf	55	Chairman of the Board

David G. Brown	52	Director

James P. Roemer	61	Director

Gary L. Roubos	72	Director

Frederick J. Schwab	69	Director

Executive Committee (led by Richard Surratt)

Richard J. Surratt	48	President, Chief Executive Officer

Bradley C. Almond	42	Vice President, Chief Financial Officer (Effective January 1, 2009)

Todd W. Buchardt	49	Senior Vice President, General Counsel and Corporate Secretary

Ronald Klausner	55	President, Voyager Expanded Learning

*	Ages indicated above are as of February 27, 2009.
On November 5, 2008, the Company and David W. Asai agreed that Mr. Asai would leave his position as Chief Financial Officer, effective December 31, 2008. Mr. Asai’s departure is consistent with the Company’s previously announced transition plan to relocate its corporate office to Dallas, Texas. On November 5, 2008, the Board of Directors of the Company appointed Bradley C. Almond as the Chief Financial Officer of the Company, effective January 1, 2009. Mr. Almond has been the Chief Financial Officer of the Voyager Expanded Learning operating unit located in Dallas, Texas, since 2006.

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
Bradley C. Almond was named Vice President and Chief Financial Officer of Voyager Learning Company in January 2009. Mr. Almond joined Voyager Learning Company in November 2006 as Chief Financial Officer of the Voyager Expanded Learning operating unit. Before joining Voyager, Mr. Almond was chief financial officer, treasurer and vice president of administration at Zix Corporation, a publicly traded high tech company in Dallas, Texas, since 2003. From 1998 to 2003, Mr. Almond worked at Entrust Inc., where he held a variety of management positions, including president of Entrust Japan (in Tokyo), general manager Entrust Asia and Latin America, vice president of finance and vice president of sales and customer operations. Mr. Almond is a licensed Certified Public Accountant.
Todd W. Buchardt has been Senior Vice President since November 2002, Vice President in March 2000, and General Counsel in April 1998 and in September 1998 was elected to the additional office of Secretary. Prior to joining us, he held various legal positions with First Data Corporation from 1986 to 1998.

Ronald Klausner was appointed President of Voyager Education in October 2005. He was President of PQIL from April 2003 to October 2005. He came to the Company from D&B (formerly known as Dun & Bradstreet), a global business information and technology solutions provider, where he worked for 27 years. He most recently served as the Company’s Senior Vice President, U.S. Sales, leading a segment with more than $900 million in revenue. Previously, he led global data and operations, and customer service, providing business-to-business, credit, marketing and purchasing information in over 200 countries.
Audit Committee.
The Company has an Audit Committee whose members consist of Messrs. Roubos, Brown and Schwab with Mr. Roubos serving as Chairman. Mr. Schwab joined the Audit Committee on June 13, 2008. The Audit Committee operates under a formal written charter, which has been approved by the Board and available on the Company’s website (www.voyagercompany.com). All of the members of the Audit Committee are independent under NASDAQ listing standards and the rules of the Securities and Exchange Commission. The Board determined each of the members of the Audit Committee qualifies as an Audit Committee financial expert as defined under the rules and regulations of the Securities and Exchange Commission.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires that certain of the Company’s directors, executive officers and 10% shareholders (“Insiders”) file with the Securities & Exchange Commission (SEC) reports disclosing their beneficial ownership and any changes in ownership of the Company’s common stock. Based upon review of such reports it has received and based upon written representations that no other reports were required, the Company is not aware of any instances of noncompliance or late compliance with Section 16(a) filing requirements during the year ended December 31, 2008.
Code of Ethics
In March 2003, we adopted a code of ethics, which was reviewed and updated in November 2008, for all of our finance employees, including our Chief Financial Officer and our Chief Executive Officer. A copy of this code of ethics is set forth on our website, www.voyagercompany.com. We adopted this code to promote such standards as (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure in our periodic reports; and (3) compliance with applicable governmental rules and regulations. Amendments to, or waivers from, the code of ethics will be posted on our website.

Item 11. Executive Compensation.
Compensation Discussion and Analysis (“CD&A”)
The compensation structure for the Company’s named executive officers reflects the unique circumstances it faced following the sale of PQBS in November 2006 and PQIL in February 2007. In light of these events, the Compensation Committee has focused on the need to:
•	Retain key executives during this uncertain period to achieve strategic objectives related to its remaining line of business,
•	Complete the restatement of the Company’s financial statements in compliance with applicable accounting standards as expeditiously as possible; and
•	Settle various outstanding issues stemming from the restatement including shareholder lawsuits and a formal SEC investigation.
The Committee’s emphasis on retention in order to maintain its business and restate its financial statements resulted in a greater emphasis on short- and mid-term compensation, guaranteed minimum bonuses and retention agreements for Messrs. Surratt, Klausner, Buchardt, Asai and Campbell. The Committee developed certain of these arrangements for the named executive officers after extensive consultation with Frederic W. Cook & Company, the Committee’s independent compensation consultant. Certain retention agreements also reflect negotiations with the Company’s creditors in 2006 and 2007, including who should receive retention agreements and how and when payments should be made under those agreements. Bonus payments to Mr. Asai were provided in 2008 in connection with the Company finalizing its Form 10-K reports for 2006 and 2007. In addition, Mr. Klausner and Mr. Buchardt were provided bonuses for 2008 in recognition of special achievements that were not recognized by the annual bonus formula. Mr. Campbell also was guaranteed a long-term incentive cash award. Except for Mr. Klausner’s stock appreciation rights awarded in 2007, no equity grants were made in 2007 or 2008.

KEY COMPONENTS OF COMPENSATION
The objective of the Company’s compensation program has been to reward executives in a manner consistent with the Company’s strategic objectives. The Company’s compensation program for executive officers has consisted primarily of the following components:
•	Base salary
•	Annual incentive compensation and bonuses
•	Benefits
•	Severance
In prior years, equity awards were also a component of the compensation program.
Base Salary
Base salary is intended to provide a fixed component of compensation reflecting the named executive officer’s position and responsibilities. The Company historically compared base salary as well as other compensation elements against base salary for comparable positions as a guideline for annual salary adjustments. No named executive officer received a base salary increase in 2008.
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
For 2008, the Committee established opportunities to earn short-term incentive compensation based on sales (60%) and earnings before interest, taxes, depreciation and amortization (40%). In prior years, revenue rather than sales was used as an incentive target but the Company shifted from revenue to sales to make the incentive targets consistent with targets for the sales organizations and to have a more current business indicator. However, the general incentive compensation program was not material in determining the 2008 bonuses and non-equity incentive payments for the named executive officers. For 2008, bonuses and non-equity incentive payments to named executive officers were made as follows:
•	Mr. Surratt’s target bonus award for 2008 equal to $573,750 was guaranteed through June 20, 3008 under his amended retention agreement and the target bonus for the year was paid.
•	Mr. Buchardt’s bonus of $148,328 reflects his achievement of favorable results with respect to extraordinary and unusual legal matters that arose following the Company’s need for financial restatements.

•	Mr. Klausner bonus of $100,000 reflects his efforts in introducing additional products for the Voyager Education segment and the continued growth in the Learning A-Z and ExploreLearning product lines.
•	Mr. Asai’s 2008 bonus of $230,000 was two performance bonuses of $115,000 each for completing and filing the Company’s financial statements for each of fiscal year 2006 and fiscal year 2007.
•	Mr. Campbell’s 2008 bonus of $132,480 was comprised of an incentive award of $75,000 guaranteed as part of a retention letter, $42,480 as earned based on an average 96% achievement of revenue (weighted 60%) and earnings before interest, taxes, depreciation and amortization (weighted 40%) targets for EL and LAZ, and $15,000 as a discretionary bonus for reasonable performance in a difficult year.
Equity Awards
Historically, the Compensation Committee has granted stock options to its executives as a long-term incentive award. Given that the Company’s common stock was not traded on a national stock exchange during 2008, neither stock options nor other equity were considered an appropriate form of incentive compensation.
Benefits
Due to the change in the Company’s size and complexity, the Committee terminated the Executive Deferred Compensation Plan, including the Supplemental Executive Retirement Plan (“SERP”). In lieu of maintaining the plan, the Committee provides a cash payment in lieu of the SERP benefit.

Severance
The named executive officers had previously entered into agreements which provided severance protection as explained in more detail in Employment and Severance Arrangements. These severance arrangements continued during 2008.
Stock Restrictions
As part of the retention agreements, certain executives agreed not to sell or otherwise transfer shares of the Company within 90 days after their termination of employment without the express written consent of the Company’s general counsel. The 2004 options require Mr. Klausner to retain 50% of all after-tax gain in shares of the Company of such options until his termination of employment.
The retention agreements with certain executives provide that if any action or inaction by such executives constitutes grounds for termination for cause under the retention agreement, the Company may recover all awards and payments made under the retention agreements.
ACCOUNTING AND TAX
The Compensation Committee considers the tax and accounting consequences in structuring compensation as well as retention agreements, including, as mentioned above, the tax implications associated with a change in control and certain terminations of deferred compensation programs. However, the Compensation Committee believes that it is important to preserve flexibility and maximize the effectiveness of the Company’s executive compensation programs in a manner designed to retain and reward high-performing executives or promote strategic corporate goals and therefore tax and accounting consequences are not the sole determinant in structuring compensation.
Report of the Compensation Committee
The Compensation Committee reviewed and discussed with management the foregoing Compensation Discussion and Analysis for the year ended December 31, 2008. Based on this review and discussion, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis for the year ending December 31, 2008 be included in the Company’s Form 10-K for filing with the SEC.
Compensation Committee:
William E. Oberndorf, Chair
Frederick J. Schwab
James Roemer

COMPENSATION AND STOCK OWNERSHIP INFORMATION
2006-2008 SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation paid or earned during the fiscal years ended December 31, 2008, December 29, 2007, and December 30, 2006 by the Company’s Chief Executive Officer, Chief Financial Officer, and three of the other most highly compensated officers(the “NEOs”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($)

Richard J. Surratt	2008	$721,812	$573,750	$55,557			$266,869	$1,617,988
President and Chief Executive Officer,	2007	$649,696	$1,973,750	$66,667			$378,963	$3,069,076
Voyager Learning Company	2006	$313,027	$150,000	$64,344	$335,079	$51,000	$201,472	$1,114,922

Ronald Klausner	2008	$578,582	$100,000		$753,364		$89,172	$1,521,118
President,	2007	$542,584	$75,000		$950,857		$105,363	$1,673,804
Voyager Expanded Learning	2006	$537,075			$868,146		$342,763	$1,747,984

Todd W. Buchardt	2008	$351,370	$148,328				$109,451	$609,149
Senior Vice President,	2007	$314,033	$313,500			$460,493	$109,831	$1,197,857
General Counsel and Corporate Secretary,	2006	$300,742			$267,904	$384,076	$56,594	$1,009,316
Voyager Learning Company

David Asai	2008	$244,553				$230,000	$85,667	$560,220
Senior Vice President,	2007	$232,188				$115,000	$84,162	$431,350
Chief Financial Officer,
Voyager Learning Company

John Campbell	2008	$283,654	$90,000	$5,000		$42,480	$12,239	$433,373
Chief Operating Officer,
Voyager Expanded Learning

(1)	In the case of Mr. Surratt, the amount earned in 2008 represents a payment of $573,750 with respect to his 2008 annual bonus, in accordance with the retention agreement dated February 1, 2007 which guaranteed such annualized bonus through June 30, 2008. The Compensation Committee exercised its discretion to pay Mr. Klausner’s bonus in recognition of his efforts in introducing additional products in the Voyager Education segment and the continued growth of the Learning A-Z and ExploreLearnings product lines, even though the specific targets set for the Voyager Education segment were not met. The Compensation Committee also exercised its discretion to provide Mr. Buchardt a bonus in recognition of favorable results with respect to legal matters that arose following the Company’s need for financial restatements.

(2)	The amounts reported in this column for each executive reflect the compensation costs for financial reporting purposes for the year under SFAS No. 123R for outstanding stock awards (other than stock options) granted in prior years. These are not amounts paid to or realized by the executive. Assumptions used in the calculation of these compensation costs are included in Notes 1 and 16 to the Company’s audited financial statements included in this Form 10-K for 2008 and Notes 1 and 15 to the Company’s audited financial statements included in the Company’s Form 10-K for 2006 and 2007. However, pursuant to SEC rules, the amounts shown above do not reflect any assumption that a portion of this award will be forfeited.

(3)	The amounts reported in this column for each executive reflects the compensation costs for financial reporting purposes for the year under SFAS No. 123R for stock options granted in prior years. The 2008 amount for Mr. Klausner includes a stock option expense of $854,076 and a stock appreciation rights expense of negative $100,712. These are not amounts paid to or realized by the executive, and no amounts were paid in 2008. Assumptions used in the calculation of these compensation costs are included in Notes 1 and 16 to the Company’s audited financial statements included in this Form 10-K for 2008 and Notes 1 and 15 to the Company’s audited financial statements included in the Company’s Form 10-K for 2006 and 2007. However, pursuant to SEC rules, the amounts above do not reflect any assumption that a portion of the awards will be forfeited and do not reflect a forfeiture of an amount expensed in a prior year. More information regarding outstanding stock options is set forth in the 2008 Outstanding Equity Awards at Fiscal Year-End Table.

(4)	The payment earned by Mr. Asai in 2008 represents an incentive payment earned in accordance with the terms of his retention agreement for completing the Company’s annual report on Form 10-K for 2006 and 2007.

(5)	Refer to All Other Compensation Table (and footnotes thereto) for details.

(6)	The executives did not participate in any Company defined benefit pension plan and there were no above market or preferential earnings with respect to the Company’s nonqualified deferred compensation plans. Information regarding the Company’s deferred compensation plans is set forth under the 2008 Nonqualified Deferred Compensation Table.

2008 ALL OTHER COMPENSATION TABLE

			Cash			Other
			Awards		Tax	Perq and
		Company	in lieu of	Relocation	Reimburse-	Personal
	Life Ins.	Contributions	SERP	Expenses	ment	Benefits
Name	Premiums	to 401(k)	(1)	(2)	(3)	(4)	Total

Richard J. Surratt	$2,106	$6,900	$124,477	$76,417	$56,969		$266,869
Ronald Klausner	$1,741	$6,900	$80,531				$89,172
Todd W. Buchardt	$962	$6,900	$101,589				$109,451
David Asai	$373	$6,900		$42,210	$36,184		$85,667
John Campbell	$478	$6,900			$1,361	$3,500	$12,239

(1)	Represents cash that would otherwise have been contributed to the executive’s supplemental executive retirement benefits account under the Company’s Executive Deferred Compensation Plan, but was distributed directly to the executive as a current cash payment.

(2)	Pursuant to the terms of his February 1, 2007 employment agreement, the Company agreed to reimburse Mr. Surratt for relocation expenses plus any loss of the sale of his residence in Ann Arbor, Michigan (up to a maximum of $150,000).

(3)	For Mr. Surratt and Mr. Asai, the tax reimbursement amount represents the tax gross up on relocation expenses. For Mr. Campbell, the tax reimbursement amount represents the tax gross up on those items described in footnote (4).

(4)	Mr. Campbell’s benefits include $36 for tax return preparation, $2,864 for home office equipment, $302 for internet services, and $298 for subscriptions to financial services or publications.

2008 GRANTS OF PLAN-BASED AWARDS
The following table sets forth information regarding the 2008 annual cash incentive programs and performance-based awards. No stock or options were granted in 2008.

	Estimated Future Payouts
	Under Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum

Richard J. Surratt	—	—	—
Ronald Klausner	—	$375,952	—
Todd W. Buchardt	—	$148,328	—
David Asai	—	$230,000	—
John Campbell	—	$177,000	—
EMPLOYMENT AND SEVERANCE ARRANGEMENTS
As mentioned in the Compensation Discussion and Analysis and the Potential Payments upon Termination or Change of Control, certain executives entered into retention agreements which addressed bonus and severance. Certain of these retention agreements also provided for the grant of restricted stock subject to certain vesting requirements. Subsequently, the executives exchanged their right to restricted stock for a right to a cash award subject to the same vesting requirements.
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

Prior to the negotiation of the retention agreements, the Company provided certain perquisites to better enable it to attract and retain key executives. As part of the negotiation of the retention agreements with Messrs. Surratt, Klausner and Buchardt, the Compensation Committee decided to provide an additional cash amount to executives rather than continue perquisites to executives with retention agreements and also provided that such additional cash amounts in lieu of perquisites would not be used to determine bonuses or other benefits determined by base salary. In addition, because of the unusual circumstances of the relocation of corporate headquarters, the Company provided in 2008 certain benefits in connection with commuting costs and limited protection on the sale of a residence in appropriate circumstances. For example, such benefits were provided to Mr. Surratt in his employment agreement entered into when he became chief executive officer of the Company.
SEVERANCE
In 2006 and 2007, the Compensation Committee provided more extensive severance protection as part of the retention agreements negotiated with Messrs. Surratt, Klausner and Buchardt than the Company’s general severance program or what was previously set forth in offer letters. Under the retention agreements, Mr. Surratt would receive two times his annual base salary for termination of employment in certain circumstances listed below entitling them to enhanced severance and one and one-half times his annual base salary for other terminations entitling them to severance under the retention agreements. An executive is generally entitled to enhanced severance under the retention agreement if his employment is terminated within two years after (1) a change in control, or (2) both an acquisition of at least 30% of the Company’s outstanding voting stock and a change in the board of directors. For Mr. Buchardt and Mr. Klausner, the base salary multiplier for severance is one and one-half times for enhanced severance and one times for other severance qualifying for payments.
In general, for the executive to obtain any severance the Company had to terminate the executive’s employment without cause or the executive had to terminate his employment for good reason as described in more detail in the Executive Agreements section. For Mr. Buchardt’s executive retention agreement, the Committee approved a one-month period between December 29, 2007, and January 30, 2008, after certain transactions such as the sale of both PQBS and PQIL, during which the executive could voluntarily terminate employment and be treated as having good reason and therefore entitled to the enhanced severance. In Mr. Surratt’s 2007 employment agreement, the period was delayed six months until between June 30, 2008 and July 31, 2008. In 2008, the Company extended throughout 2008 such period for Mr. Buchardt in order to encourage Mr. Buchardt to remain with the Company given his extensive background and knowledge regarding the Company’s legal issues. In 2009, the Company further extended the period during which Mr. Buchardt could voluntarily terminate employment and be treated as having good reason.

As a safeguard for the executives, the retention agreements for Mr. Surratt and Mr. Buchardt required that an amount equal to the enhanced severance benefits be deposited to a trust after certain transactions resulting in the trailing 12 month revenues of the retained businesses after the transactions were less than $170.1 million. After the sale of PQBS and PQIL, this standard was triggered and amounts sufficient to fund such enhanced severance were deposited in a trust. Mr. Klausner’s agreement was entered into after the PQBS and PQIL transaction so such transactions did not trigger enhanced severance protection or deposit of amounts into a trust for severance.
The retention agreements provide for pro-rata payment of bonuses in the year the executive is terminated in some circumstances. The Compensation Committee determined that for 2007 and thereafter, it would provide a cash payment rather than a supplemental executive retirement benefit credit under the Executive Deferred Compensation Plan for the year. For those executives who participated in the Executive Deferred Compensation Plan (Messrs. Surratt, Klausner and Buchardt) whose employment is terminated during a year, a pro rata cash payment for the portion of the year the executive was employed is made in lieu of any additional supplemental executive retirement benefit credit. The retention agreements also provided for certain continuation of benefits under circumstances entitling the executive to severance.
CHANGE IN CONTROL TRIGGERS AND PARACHUTE EXCISE TAX PROTECTION
In addition, upon a change in control, certain bonuses under the agreements with executive would be paid. Options other than the 2004 options granted to executives generally vest on a change in control. The stock appreciation rights granted to Mr. Klausner also vest upon a change in control.
As the 2004 option grants provided for a tax reimbursement provision if the executive incurred parachute excise taxes, the retention agreements of Messrs. Surratt, Klausner and Buchardt maintained that protection for executives, provided that no such gross-up payments were made prior to certain of the Company’s loan agreements being repaid. Such parachute tax gross-up provision was not included in Mr. Klausner’s retention agreement although his 2004 option grant, which remains outstanding, had a parachute tax gross-up provision.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table summarizes the outstanding options and stock appreciation rights held by the NEOs at December 31, 2008. No NEO had any unvested or unearned stock awards at December 31, 2008 other than a portion of Mr. Klausner’s stock appreciation and Mr. Klausner’s 2004 option award.
2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
					Equity Incentive
					Plan Awards:
			Number of	Number of	Number of
			Securities	Securities	Securities
			Underlying	Underlying	Underlying
			Unexercised	Unexercised	Unexercised	Option	Option
	Date of		Option (#):	Option (#):	Unearned	Exercise	Expiration
Name	Grant		Exercisable	Unexercisable	Option (#) (1)	Price ($)	Date (2)
Richard J. Surratt
Ronald Klausner	4/2/2003		100,000			21.15	4/2/2009
	2/4/2004				440,000	30.97	2/4/2014
	4/24/2007	(3)	100,000	200,000		8.55	4/23/2012
Todd W. Buchardt	2/26/1999		24,000			33.13	2/26/2009
	10/12/2000		15,000			19.69	10/12/2010
	2/28/2001		18,000			22.95	2/28/2011
	3/6/2002		22,000			36.00	3/6/2012
	3/5/2003		19,700			18.31	3/5/2009
David Asai
John Campbell	1/12/2004		9,000			30.08	1/12/2010

(1)	Unexercisable unearned options vest (i) based on performance determined on the basis of the rolling average of the fair market value of a share of the Company Common Stock for a period of ninety consecutive trading days during the performance period or (ii) otherwise on the seventh year anniversary of the grant provided the executive remains employed through such period. The stock price targets are consistent for all participants and range from $36.67 or $46.88 and above. The performance period for Mr. Klausner and Mr. Buchardt begins on January 1, 2005 and ends April 1. 2009. The performance period for Mr. Surratt begins on the grant date of November 2, 2005 and ends April 1, 2009. Messrs. Surratt and Buchardt later agreed to a cancellation of their unexercisable unearned options.

(2)	On August 9, 2006, the Company’s Compensation Committee extended the period of time that Messrs. Klausner and Buchardt may exercise their outstanding vested stock options (other than their unexercisable unearned option grants) due to involuntary termination of employment by the Company without cause or resignation for good reason up to 12 months after any such employment termination but not beyond the original option expiration date.

(3)	Mr. Klausner received a grant of stock appreciation rights (“SAR”) with respect to 300,000 shares of Company common stock on April 24, 2007. The base price for the SAR is $8.55, which was the closing price of a share of the Company’s common stock on the grant date. The difference between the fair market value of a share of the Company’s stock and the base price is payable on exercise in cash. The term of the SAR is five years subject to earlier expiration in the event Mr. Klausner terminates employment under certain circumstances. Mr. Klausner will vest in 100,000 of the shares subject to this SAR on each of the first three anniversaries of the grant date, provided he remains continuously employed by the Company on each such date. Notwithstanding the foregoing, vesting of the SAR will fully accelerate on a Change of Control of the Company if he remains continuously employed on such date.
2008 NONQUALIFIED DEFERRED COMPENSATION
The table below describes individual credited earnings, withdrawals, and the aggregate balance as of the end of the year for each NEO under the Company’s deferred compensation plans. No executive or company contributions were credited to the plan during 2008:
2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

				Aggregate
		Aggregate	Aggregate	Balance at
		Earnings in 2008	Withdrawals/	2008 Fiscal
		Fiscal Year	Distributions	Year-End
Name	Plan	($)	($)	($)
Richard J. Surratt	Executive Deferred Compensation Plan (1)	5,459	54,898	—
Ronald Klausner	Executive Deferred Compensation Plan (1)	(31,882)	444,357	—
Todd W. Buchardt	Replacement Benefit Plan	4,636	—	100,955
David Asai		—	—	—
John Campbell		—	—	—

(1)	The Executive Deferred Compensation Plan was terminated and all amounts were paid out by the end of 2008. The Executive Deferred Compensation Plan credited accounts of participants with deferrals by participants as well as supplemental executive retirement plan contributions by the Company and adjusted account balances with earnings.

(2)	The replacement benefit plan was a plan that provided for amounts to be credited to certain highly compensated employees whose benefits under the Company’s profit sharing plan were limited. No additional contributions were credited after December 31, 2000 under the replacement benefit plan but participants continue to receive an earnings adjustment. The earnings rate is determined each October 31 for the subsequent calendar year based on 120% of the 120-month rolling average of 10-year U.S. Treasury Notes. Mr. Buchardt’s replacement benefit plan distribution will be paid in a lump sum after his termination of employment. Upon a change of control of the Company, the replacement benefit plan benefits are funded in a rabbi trust.

POTENTIAL PAYMENT UPON TERMINATION OR CHANGE OF CONTROL
Executive Agreements
The Company entered into formal retention agreements with each of the NEOs other than Mr. Campbell whereby the Company agreed to provide these executives with severance benefits upon certain terminations of employment. Mr. Klausner’s retention agreement was entered into in 2007 while the other executives entered into their retention agreements in 2006. The retention agreements for Mr. Surratt and Mr. Asai were expanded in 2007. Mr. Campbell entered into a severance letter agreement in 2007.
Retention Agreements
Severance Amounts
Under the retention agreements, if the executive’s employment is terminated without “Cause” or if the executive terminates employment for “Good Reason” at any time during a two-year period beginning on a Change of Control of the Company, or an “Acquisition of at Least 30% of the Company’s Outstanding Voting Stock and Board Change,” the executive would be entitled to the following enhanced severance benefits from the Company subject to signing a release in a form satisfactory to the Company: (1) a single lump sum payment equal to a Severance Factor times his then current base salary, and (2) continued participation for up to a number of years equal to the Severance Factor in all medical, dental and vision plans in which he participates.

If the executive’s employment is terminated without “Cause” or the executive terminates employment for “Good Reason” and the executive is not entitled to enhanced severance benefits under the retention agreements as described above, then the Severance Factor is generally reduced. The Severance Factors for the executives are set forth below:

Name	Enhanced Severance (years)	Regular Severance (years)

Richard J. Surratt	2.0	1.5
Ronald Klausner	1.5	1.0
Todd W. Buchardt	1.5	1.0
Mr. Asai’s retention agreement provides for severance of continuation of 52 weeks of base pay and group health insurance benefits at employee rates for such period if Mr. Asai’s employment is terminated without Cause or if he terminate for Good Reason.
Executives other than Messrs. Asai and Campbell have tax reimbursement protections for parachute excise taxes. Certain payments under the retention agreements are subject to such payments not violating certain terms imposed by the lenders.
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

The Company determined that an Asset Sale occurred upon the completion of the sale of PQBS and PQIL and therefore a Change of Control of the Company occurred upon the completion of such sales (February, 2007) for purposes of the retention agreements other than for Mr. Klausner whose agreement was entered into after such transaction. As provided by the retention agreements, a rabbi trust was thereafter established to fund the enhanced severance benefits of Messrs. Surratt and Buchardt.
Cause
Under the retention agreements, “Cause” is defined to mean (1) an act of fraud, embezzlement or theft in connection with the executive’s duties or in the course of the executive’s employment; (2) unreasonable neglect or refusal by the executive to perform the executive’s material duties after notice; (3) the executive engages in willful, reckless, or grossly negligent misconduct which is or may be materially injurious to the Company; or (4) the executive’s conviction of or plea of guilty or nolo contendere to a felony. Mr. Asai’s definition of “Cause” also includes the executive’s failure to cooperate in good faith with an investigation of the Company, its affiliates or their respective directors, officers or employees, if the Company requested the executive’s cooperation.
Good Reason
“Good Reason” is defined generally under the retention agreements for Messrs. Surratt, Klausner and Buchardt to mean (1) the executive is no longer a direct report to the Company’s Chief Executive Officer (or for Mr. Surratt, is no longer the Chief Executive Officer), (2) the executive is assigned any duties inconsistent in any material respect with his position, authority, duties or responsibilities, or any other action that results in a significant diminution in such position, authority, duties or responsibilities, unless the action is remedied by the Company within ten days after receipt of notice, (3) the executive’s assignment for longer than six months to a location in excess of fifty miles from the executive’s then current office, (4) a reduction of the executive’s salary, or a reduction of the executive’s regular bonus target, or (5) material failure to pay the executive’s salary, bonus, equity compensation or benefits under the retention agreement (without substitution of a benefit of at least equal value). Mr. Asai’s “Good Reason” definition is relocation of his principal office location more than 50 miles and for a period within one year after a change in control, a material reduction in the aggregate dollar amount of base salary or target bonus opportunity.

Solely for the purposes of determining entitlement to enhanced severance in retention agreements other than the retention agreements of Messrs. Klausner and Asai, “Good Reason” also includes: (1) a reduction in the executive’s rate of total compensation, in the aggregate, after taking into account the executive’s salary, bonus, incentive compensation, equity compensation, fringe benefits, retirement benefits and any other benefits or an adverse change in the form or timing of the payment of the executive’s salary, bonus or accrued benefits under the deferred compensation plan, as in effect prior to a Change of Control of the Company (other than an Asset Sale or an Acquisition of Greater than 30% of the Company’s Outstanding Voting Stock and Board Change), or (2) the executive resigns from the Company for any reason between December 29, 2007 and January 30, 2008 following an Asset Sale. The period during which the executive could voluntarily resign as Good Reason was subsequently renegotiated for Mr. Surratt to be delayed until June 30, 2008 to July 31, 2008 in connection with his becoming the Chief Executive Officer and for Mr. Buchardt was renegotiated to be throughout 2008 to encourage him to remain with the Company in 2008 and in 2009, further renegotiated to provide for a voluntary resignation as Good Reason at any time.
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

SEVERANCE LETTER AGREEMENT
Pursuant to his severance letter agreement, Mr. Campbell is entitled to one year base salary paid according to the regular payroll cycle and continued group medical, dental and vision insurance coverage at the same cost as active employees if his employment is terminated involuntarily without cause prior to December 31, 2009. If an involuntary termination of his employment occurs effective on or after January 1, 2010, his severance term is reduced from one year to six months. Pursuant to a 2007 letter agreement, Mr. Campbell is entitled to a long -term incentive of $150,000 payable $75,000 on each of January 1, 2008 and January 1, 2009. The unpaid portion of this long-term incentive is accelerated and payable if he is employed upon a change of control or if the Company involuntarily terminates his employment without cause. On February 25, 2009, the Compensation Committee approved a bonus for Mr. Campbell equal to $265,000 payable March 1, 2010 if a change of control occurs during 2009 and Mr. Campbell does not voluntarily terminate his employment or have his employment terminated for cause before March 1, 2010.
Subsequent Events
In addition to the bonus approved for Mr. Campbell, the Compensation Committee on February 25, 2009 approved certain other changes to executive agreements as described in the Form 8-K filed by the Company on March 3, 2009.
2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL TABLE
The potential payments upon termination or change of control for NEOs are set forth below. For purposes of this table, 2008 fiscal year end base salary and 2008 incentive awards were used.
The table below sets forth an estimate of the payments that would have been made to Messrs. Surratt, Klausner, Buchardt, Asai and Campbell upon a termination of employment or Change of Control as of December 31, 2008.
2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL TABLE

		Non-Change	Change of
		of Control	Control
		Termination	Termination
		w/o Cause or	w/o Cause or			Change
		for Good	for Good			of
Name	Benefit	Reason	Reason	Death	Disability	Control

Richard J. Surratt	Severance (1)	$1,012,500	$1,350,000	$—	$—	$—
	Annual Incentive (2)	573,500	573,500	573,500	573,500	573,500
	Benefit Continuation (3)	15,615	20,281	—	—	—
	280G Tax Gross Up (4)	—	—	—	—	—
	Total:	$1,601,615	$1,943,781	$573,500	$573,500	$573,500

Ronald Klausner	Severance (1)	$537,075	$805,613	$—	$—	$—
	Annual Incentive (2)	375,953	375,953	375,953	375,953	375,953
	Benefit Continuation (3)	8,797	13,195	—	—	—
	280G Tax Gross Up (4)	—	—	—	—	—
	Total:	$921,825	$1,194,761	$375,953	$375,953	$375,953

Todd W. Buchardt	Severance (1)	$296,656	$444,984	$—	$—	$—
	Annual Incentive (2)	148,328	148,328	148,328	148,328	148,328
	Benefit Continuation (3)	10,411	15,616	—	—	—
	280G Tax Gross Up (4)	—	—	—	—	—
	Total:	$455,395	$608,928	$148,328	$148,328	$148,328

David Asai	Severance (1)	$230,000	$230,000	$—	$—	$—
	Annual Incentive (2)	—	—	—	—	—
	Benefit Continuation (3)	8,797	8,797	—	—	—
	Total:	$238,797	$238,797	$—	$—	$—

John Campbell	Severance (1)	$295,000	$295,000	$—	$—	$—
	Annual Incentive (5)	75,000	75,000	—	—	340,500
	Benefit Continuation (3)	7,555	7,555	—	—	—
	Total:	$377,555	$377,555	$—	$—	$340,500

(1)	Severance is calculated pursuant to their agreements as though the event occurred December 31, 2008.

(2)	Assumes the effective date of termination is December 31, 2008 and that the pro-rata payment under the Annual Incentive is equal to the award paid for the year.

(3)	The benefit continuation number is an estimate of the cost of health coverage continuation for the severance factor period described above with respect to the retention agreements. The number for Mr. Klausner sets forth the estimate of the cost of health coverage for one year since it was customary for the Company to provide executives with health coverage for a period corresponding to their severance amount period. Company provides benefits on active-employee terms during the severance period.

(4)	Some payments received prior to December 31, 2008 could be treated as contingent on a change of control, if one were to occur on December 31, 2008. The estimated gross-up payment includes restoration of excise tax due on any such payments as well as the parachute portion of the payments shown on this table.

(5)	Mr. Campbell’s bonus was guaranteed to be at least 150% of his target bonus if the Company was sold in 2008.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Oberndorf, Nelson, and Schwab are the members of the Compensation Committee for fiscal year 2008. Mr. Nelson resigned effective February 7, 2008. No member of the Compensation Committee is an officer of the Company. No member of the Compensation Committee served as a director or member of the Compensation Committee of another entity, any of whose executive officers served as a director or member of the Compensation Committee of the Company.

COMPENSATION OF DIRECTORS
The Board of Directors fees for the twelve month period commencing July 1st are as follows:
•	Annual cash retainer is $30,000
•	Equity based compensation is $20,000 per year
•	No meeting fees are paid for regular board meetings.
The 2008 equity based award was a cash-based award pursuant to the Company’s 2003 Strategic Performance Plan. Each director received 2,619 units, the calculation of which is based on the $20,000 equity based fee divided by the six-month average stock price from July 1, 2007 to December 31, 2007. For 2008, each director serving as a director on December 31, 2008 received a cash payment in the amount of $3,667. This payment was calculated by multiplying the 2,619 units times the closing stock price ($1.40) on December 30, 2008.
The fees for committee membership include $15,000 for each member of the Audit Committee and an additional $10,000 for the Audit Committee Chairperson. Each member of the Compensation Committee and the Nominating and Governance Committee receives $6,000 and the Chairperson of each committee receives an additional $10,000. The Company will continue to reimburse directors for out-of-pocket expenses incurred to attend the meetings.
Mr. Oberndorf, Chairman of the Board of Directors, has waived his right to receive Board of Director, Committee, and Chairperson Committee fees for 2008. Mr. Oberndorf will continue to receive payment for expenses incurred to attend the Board meetings.
Please see “Related Party Transactions” in Item 13 hereof related to Mr. Best.

The following table provides information concerning compensation earned or paid to the Company’s non-employee directors who served at any time during 2008.
2008 DIRECTOR COMPENSATION TABLE

	Fees Earned
	or Paid in	Stock	Option
	Cash	Awards	Awards	Total
Name	($)(1)	($)(2)	($)(3)	($)

Randy Best (8)	30,000	4,167	—	34,167
David G. Brown	64,667	—	—	64,667
Todd S. Nelson (5)	—	—	—	—
William E. Oberndorf (6)	—	—	—	—
Linda Roberts (7)	36,000	—	—	36,000
James P. Roemer (4)	39,667	—	—	39,667
Gary L. Roubos	64,667	—	—	64,667
Frederick J. Schwab	54,667	—	—	54,667

(1)	The fees earned or paid in cash are comprised of the following:

			Equity
			Award
	Annual	Committee	Paid in
	Retainer	Retainer	Cash	Total
Name	($)	($)	($)	($)

Randy Best	30,000	—	—	30,000
David G. Brown	30,000	31,000	3,667	64,667
Todd Nelson	—	—	—	—
Linda Roberts	30,000	6,000	—	36,000
James P. Roemer	30,000	6,000	3,667	39,667
Gary L. Roubos	30,000	31,000	3,667	64,667
Frederick J. Schwab	30,000	21,000	3,667	54,667

(2)	The amount reported in this column reflects the dollar amount recognized for financial reporting purposes for the year under SFAS No. 123R for outstanding stock awards (other than stock options) granted in prior years. These are not amounts paid to or realized by the Director. However, pursuant to SEC rules, the amounts shown above do not reflect any assumption that a portion of the awards will be forfeited. The SFAS No. 123R grant date fair value for such stock grants which vest over three years was $75,000. As of December 31, 2008, Mr. Best was fully vested in his restricted stock.

(3)	As of December 31, 2008, each Director has the following aggregate number of options outstanding: Mr. Brown, 14,121; Mr. Oberndorf, 14,121; Mr. Roemer, 4,284; Mr. Roubos, 14,121; and Mr. Schwab, 4,284.
(4)	Based on his service as a former executive of the Company, Mr. Roemer was entitled to benefits under the Company’s nonqualified supplemental retirement plan and replacement benefit plan. Pursuant to an election provided in 2008 by the Company to all participants in such plans, Mr. Roemer elected and in 2009 received a discounted lump sum benefit payment under these plans of an aggregate amount of $2,885,250.

(5)	Mr. Nelson resigned effective February 7, 2008.

(6)	Mr. Oberndorf waived his rights to compensation as a member of the Board and its committees.

(7)	Dr. Roberts resigned effective August 29, 2008.

(8)	Mr. Best resigned effective November 5, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
OWNERSHIP INFORMATION OF FIVE PERCENT HOLDERS
The following table sets forth information with respect to the persons and groups we know of that beneficially own 5% or more of our shares on March 1, 2009.
Security Ownership of Beneficial Owners

Name and Address of Beneficial Owner	Number of Shares	Percent

Foxhill Capital, LLC (1)	4,578,935	15.3%
502 Carnegie Center Suite 104 Princeton, New Jersey 08540

William E. Oberndorf (2,3)	3,524,619	11.8%
SPO Partners & Co. 591 Redwood Highway Suite 3215 Mill Valley, CA 94941

SPO Advisory Corp. (4)	3,072,500	10.3%
591 Redwood Highway Suite 3215 Mill Valley, CA 94941

Sterling Capital Management LLC (5)	2,299,530	7.7%
Two Morrocroft Centre 4064 Colony Road, Ste 300 Charlotte, NC 28211

Wells Fargo & Company (6)	2,938,854	9.8%
420 Montgomery Street San Francisco, CA 94104

Keystone, Inc. (7)	2,613,000	8.7%
3100 Texas Commerce Tower 201 Main Street Fort Worth, TX 76102

Morgan Stanley (8)	2,363,763	7.9%
1585 Broadway New York, NY 10036

Shamrock Activist Value Fund GP, LLC (9)	2,192,272	7.3%
4444 Lakeside Drive Burbank, CA 91505

Columbia Wanger Asset Management, L.P. (10)	2,000,000	6.7%
227 West Monroe Street, Ste 3000 Chicago, IL 60606

(1)	Pursuant to Schedule 13G filed on January 28 2009.

(2)	Pursuant to Schedule 13D/A filed on August 12, 2008.

(3)	Includes 437,998 shares that Mr. Oberndorf may be deemed to beneficially own through his control of family trusts and also includes through his ownership of options to purchase 14,121 shares that are currently exercisable.

(4)	As general partner of SF Advisory Partners, L.P., SPO Partners II, L.P. and SPO Advisory Partners L.P., SPO Advisory Corp. may be deemed to share investment and voting control with respect to these shares. Messrs. William Oberndorf, John Scully, William Patterson and Edward McDermott are the controlling persons of SPO Advisory Corp.

(5)	Pursuant to Schedule 13G filed on January 22, 2009.

(6)	Pursuant to Schedule 13G filed on January 22, 2009.

(7)	Pursuant to Keystone, Inc.’s Schedule 13G (Amendment No. 4) dated February 4, 2003.

(8)	Pursuant to Schedule 13G filed on February 17, 2009.

(9)	Pursuant to Schedule 13D filed on November 4, 2008.

(10)	Pursuant to Schedule 13G filed on December 31, 2006.

OWNERSHIP INFORMATION OF DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth information with respect to the beneficial ownership of Voyager Learning Company Common stock, as of March 1, 2009 of the Company’s Directors, the executive officers listed in the “Summary Compensation” table above, and the directors and executive officers as a group. None of the stock options are in-the-money as of the date of this filing.
Ownership of Directors & Officers

Directors and Executive Officers	Number of Shares	Percent (6)

William E. Oberndorf (1,2)	3,524,619	11.7%
Todd Buchardt (5)	80,505	*
Ronald D. Klausner (3)	103,504	*
David G. Brown (4)	19,550	*
Gary L. Roubos (4)	18,083	*
Frederick Schwab (4)	7,197	*
Richard Surratt	6,840	*
James P. Roemer (4)	4,284	*
All directors and executive officers as a Group (8 persons)	3,764,582	12.51%

*	Less than 1%.

(1)	Mr. Oberndorf through relationships with SPO Advisory Corp., SPO Advisory Partners, L.P. and SF Advisory Partners, L.P., may be deemed to share investment and voting control with respect to 3,072,500 shares.

(2)	Includes 437,998 shares that Mr. Oberndorf may be deemed to beneficially own through his control of family trusts and includes an additional 14,121 shares granted under the Company’s stock option plans, which are currently exercisable.

(3)	Includes 100,000 option shares for Mr. Klausner granted under the Company’s stock option plans, which are currently exercisable.

(4)	Includes 4,284, 14,121, 14,121,and 4,284 option shares for Mssrs. Roemer, Roubos, Brown and Schwab, respectively, granted under the Company’s stock option plans, which are currently exercisable.

(5)	Includes 74,700, option shares held by Mr. Buchardt, granted under the Company’s stock option plans, which are currently exercisable.

(6)	Percentage is based upon 30,099,776 aggregate shares of common stock outstanding as adjusted to reflect options that are currently exercisable. As of the date of this filing, all stock options beneficially owned by the group are under water because the current stock price is less than the exercise price for all of the vested options.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table summarizes information, as of December 31, 2008, relating to equity compensation plans of our Company pursuant to which grants of options, restricted shares or other rights to acquire shares may be granted from time to time.
2008 Equity Compensation Plan Information

Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	future issuance
	outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	compensation plans (a)

Equity compensation plans approved by security holders	1,150	$22.82	3,213

Equity compensation plans not approved by security holders	—	—	—

Total	1,150	$22.82	3,213

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights”.
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
Item 14. Principal Accounting Fees and Services.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Company’s Independent Registered Public Accounting Firm for fiscal 2008 was Whitley Penn LLP. Such accounting firm is expected to have a representative at the Company’s next Annual Meeting of Shareholders and is expected to be available to respond to appropriate questions at that time and have an opportunity to make a statement if it desires to do so.

Audit Fees
The following table shows the fees billed through January 31, 2009 by Whitley Penn for the audit and other services provided by Whitley Penn to the Company in respect of fiscal 2008.

	2009	2008
Audit fees (1)	$39,445	$727,846

Total audit and audit related fees	39,445	727,846

(1)	Audit services consisted of the audit of financial statements included in the Company’s fiscal 2007 and 2008 Annual Report on Form 10-K including attestation of the effectiveness of the Company’s internal controls over financial reporting and management’s assessment thereof.
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
The following Consolidated Financial Statements of Voyager Learning Company are included in Part II, Item 8, Financial Statements and Supplementary Data:
•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Statements of Operations — Fiscal Years 2008, 2007, and 2006

•	Consolidated Balance Sheets — At the end of Fiscal Years 2008 and 2007

•	Consolidated Statements of Cash Flows — Fiscal Years 2008, 2007, and 2006

•	Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) — Fiscal Years 2008, 2007, and 2006

•	Notes to the Consolidated Financial Statements

2.	Financial statement schedules:
Schedule II: Valuation and Qualifying Accounts
(in thousands)

	Accounts
	receivable	Inventory
	reserve	reserve
Balance as of January 1, 2006	$649	$967

Charged to costs and expenses	1,646	1,128

Charged to other accounts (1)	1,425	—

Recoveries	—	—

Write-offs	(1,947)	(492)

Other	—	—

Balance as of December 30, 2006	$1,773	$1,603

Charged to costs and expenses	67	2,149

Charged to other accounts (1)	2,326	—

Recoveries	—	—

Write-offs	(2,830)	(996)

Other	—	—

Balance as of December 29, 2007	$1,336	$2,756

Charged to costs and expenses	(61)	2,348

Charged to other accounts (1)	1,569	—

Recoveries	—	—

Write-offs	(2,156)	(741)

Other	—	—

Balance as of December 31, 2008	$688	$4,363

(1)	Charges to other accounts include sales returns.
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

No.	Description

* 2.10
Letter Agreement Regarding Subscription Agreement and Plan Of Merger, dated February 8, 2007, by and between ProQuest Company and Cambridge Scientific Abstracts, Limited Partnership, is incorporated by reference to the Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

* 3.1	Form of Amended and Restated Certificate of Incorporation of ProQuest Company is incorporated by reference to ProQuest Company’s Form 10-K dated March 29, 2002, File No. 001-07680.

* 3.2	By-laws of ProQuest Company.

* 3.3	Amendment to Bylaws of ProQuest Company adopted on March 1, 2006 is incorporated by reference to ProQuest Company’s Form 8-K dated March 7, 2006, File No. 001-07680.

* 3.4	Certificate of Ownership and Merger of Voyager Learning Company into ProQuest Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 2, 2007, File No. 001-07680.

* 3.5	Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year is incorporated by reference to Voyager Learning Company’s Form 8-K dated December 26, 2007, File No. 001-07680.

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

No.	Description

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

No.	Description

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

* + 10.2	Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit 10.4 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.3	Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.4	Management Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.5	Long Term Incentive Plan II, 1993-1996, is incorporated herein by reference to Exhibit to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-89992.

No.	Description

* + 10.6	Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

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

* + 10.11	Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* + 10.11A	Supplement A to Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

No.	Description

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

No.	Description

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

No.	Description

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

No.	Description

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

* + 10.41	Amendment to Richard Surratt’s Employment Letter, dated February 1, 2007, is incorporated by reference to ProQuest Company’s Form 8-K filed February 1, 2007, File No. 001-07680.

* + 10.42	Transition Agreement with David Prichard is incorporated by reference to ProQuest Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

* 10.43	Letter Agreement regarding Subscription Agreement and Plan of Merger is incorporated by reference to ProQuest Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

No.	Description

* + 10.44	Termination of stock option grants to Richard Surratt and Todd Buchardt is incorporated by reference to ProQuest Company’s Form 8-K dated March 22, 2007, File No. 001-07680.

* + 10.45	Retention agreement dated April 24, 2007, between ProQuest Company and Ronald Klausner is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

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

* 10.51
Memorandum of Understanding dated July 22, 2008 by the parties to the Consolidated Shareholder derivative action styled In re ProQuest Company Shareholder Derivative Litigation is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 23, 2008, File No. 001-07680.

No.	Description

* 10.52
Memorandum of Understanding dated December 3, 2008 by the parties to the Consolidated Shareholder derivative action styled In re ProQuest Company Shareholder Derivative Litigation is incorporated by reference to Voyager Learning Company’s Form 8-K dated February 27, 2009, File No. 001-07680.

+ 10.53	Compensation agreement dated March 4, 2009, between Voyager Expanded Learning and John Campbell.

+ 10.54	Compensation agreements dated November 30, 2006 and March 14, 2007, between ProQuest Company and David Asai.

* 14.1	ProQuest Company — Finance Code of Ethics is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* 16.1
Letter from KPMG — Termination of appointment as principal accountant for ProQuest Profit Sharing Retirement Plan is incorporated by reference to ProQuest Company’s Form 8-K dated June 2, 2005, File No. 001-07680.

* 16.2
Letter from KPMG LLP confirming termination of appointment as the Company’s Independent Registered Public Accountant is incorporated by reference to Voyager Learning Company’s Form 8-K dated November 15, 2007, and Form 8-K/A dated December 19, 2007, File No. 001-07680.

* + 17.1	Aldworth Separation Agreement, dated February 1, 2007, is incorporated by reference to ProQuest Company’s Form 8-K dated February 1, 2007, File No. 001-07680.

* 17.2	Michael S. Geltzeiler resignation letter, dated March 19, 2007, is incorporated by reference to ProQuest Company’s Form 8-K dated March 22, 2007.

* 17.3	Todd Nelson resignation letter, dated February 7, 2008 is incorporated by reference to Voyager Learning Company’s Form 8-K dated February 8, 2008, File No. 001-07680

* 17.4	Dr. Linda Roberts resignation letter dated August 29, 2008 is incorporated by reference to Voyager Learning Company’s Form 8-K dated September 2, 2008, File No. 001-07680.

21.1	Subsidiaries of Voyager Learning Company.

No.	Description

23.1	Consent of KPMG LLP.

23.3	Consent of Whitley Penn LLP.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1
Certification of Richard J. Surratt, President and Chief Executive Officer of Voyager Learning Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Bradley C. Almond, Senior Vice President, Chief Financial Officer, and Assistant Secretary of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 5, 2009	Voyager Learning Company
	By:	/s/ Richard J. Surratt
Richard J. Surratt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature
Title
Date

/s/ Richard J. Surratt
Richard J. Surratt
President and Chief Executive Officer
March 5, 2009

/s/ Bradley C. Almond
Bradley C. Almond
Chief Financial Officer and Vice President (Principal Financial Officer)
March 5, 2009

/s/ David G. Brown
David G. Brown
Director
March 5, 2009

/s/ William E. Oberndorf
William E. Oberndorf
Director
March 5, 2009

/s/ James P. Roemer
James P. Roemer
Director
March 5, 2009

/s/ Gary L. Roubos
Gary L. Roubos
Director
March 5, 2009

/s/ Frederick J. Schwab
Frederick J. Schwab
Director
March 5, 2009

EXHIBIT INDEX

Exhibit No.	Description

10.53	Compensation agreement dated March 4, 2009, between Voyager Expanded Learning and John Campbell.

10.54	Compensation agreements dated November 30, 2006 and March 14, 2007, between ProQuest Company and David Asai.

21.1	Subsidiaries of Voyager Learning Company.

23.1	Consent of KPMG LLP.

23.3	Consent of Whitley Penn LLP.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1
Certification of Richard J. Surratt, President and Chief Executive Officer of Voyager Learning Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Bradley C. Almond, Senior Vice President, Chief Financial Officer, and Assistant Secretary of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.