Form 10-Q
period 2009-03-31
Voyager Learning CO
filed 2009-05-11
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-07680
Voyager Learning Company
(Exact name of registrant as specified in its charter)

Delaware	36-3580106
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1800 Valley View Lane, Suite 400, Dallas, Texas	75234-8923
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 932-9500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.001 par value, outstanding as of April 30, 2009 was 29,874,145.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations — Unaudited for the Three Months Ended March 31, 2009 and March 31, 2008	1

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	2

Condensed Consolidated Statements of Cash Flows — Unaudited for the Three Months Ended March 31, 2009 and March 31, 2008	3

Notes to the Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	23

Item 6. Exhibits	23

SIGNATURE PAGE	24

EXHIBITS	25

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Net sales	$18,716	$15,637
Cost of sales (exclusive of depreciation and amortization shown separately below)	(6,091)	(6,533)

Gross profit	12,625	9,104

Research and development expense	(1,127)	(1,426)
Sales and marketing expense	(6,750)	(8,504)
General and administrative expense	(6,465)	(7,877)
Depreciation and amortization expense	(4,926)	(5,435)
Lease termination costs	—	(11,673)

Loss before interest, other income (expense) and income taxes	(6,643)	(25,811)

Net interest income (expense):
Interest income	41	435
Interest expense	(406)	(49)

Net interest income (expense)	(365)	386

Other income (expense), net	1,268	793

Loss before income taxes	(5,740)	(24,632)
Income tax benefit	321	—

Net loss	$(5,419)	$(24,632)

Net loss per common share:
Basic net loss per common share	$(0.18)	$(0.82)
Diluted net loss per common share	$(0.18)	$(0.82)

Average number of common shares and equivalents outstanding:
Basic	29,874	29,871
Diluted	29,874	29,871
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$50,737	$67,302
Accounts receivable, net	5,472	7,371
Income tax receivable	15,623	19,782
Inventory	14,791	15,196
Other current assets	17,736	33,826

Total current assets	104,359	143,477

Property, equipment, and software at cost	17,618	16,543
Accumulated depreciation and amortization	(10,639)	(9,718)

Net property, equipment and software	6,979	6,825

Goodwill	99,717	99,717
Acquired curriculum intangibles, net	35,776	38,594
Other intangible assets, net	4,958	5,218
Developed curriculum, net	8,897	8,903
Other assets	1,363	1,363

Total assets	$262,049	$304,097

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of capital lease obligations	$131	$149
Accounts payable	3,302	1,962
Accrued expenses	10,971	40,866
Deferred revenue	21,985	27,917

Total current liabilities	36,389	70,894

Long-term liabilities:
Capital lease obligations, less current maturities	66	96
Other liabilities	18,462	20,348

Total long-term liabilities	18,528	20,444

Commitments and contingencies (See Note 13)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,550 shares issued and 29,874 shares outstanding at March 31, 2009 and December 31, 2008)	30	30
Capital surplus	357,823	357,741
Accumulated earnings (deficit)	(134,646)	(129,227)
Treasury stock, at cost (676 shares at March 31, 2009 and December 31, 2008)	(16,836)	(16,836)
Other comprehensive income (loss):
Pension and postretirement plans, net of tax benefit of $392 and $713 at March 31, 2009 and December 31, 2008, respectively	803	1,093
Net unrealized gain (loss) on securities, net of tax expense of $39 in each year	(42)	(42)

Accumulated other comprehensive income	761	1,051

Total shareholders’ equity	207,132	212,759

Total liabilities and shareholders’ equity	$262,049	$304,097

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Operating activities:

Net loss	$(5,419)	$(24,632)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,926	5,435
Non-cash lease termination costs	—	673
Stock-based compensation	80	279
Loss/(gain) on sale of available for sale securities	1	(124)
Non-cash tax benefit	(321)	—

Changes in operating assets and liabilities:
Accounts receivable, net	1,899	2,851
Tax receivable	4,159	500
Inventory	405	(2,494)
Other current assets	15,992	224
Other assets	—	(6)
Accounts payable	1,340	1,951
Accrued expenses	(29,895)	(10,485)
Deferred revenue	(5,382)	(2,718)
Other long-term liabilities	(2,403)	(918)
Other, net	(14)	42

Net cash used in operating activities	(14,632)	(29,422)

Investing activities:
Expenditures for property, equipment, developed curriculum, and software	(1,993)	(1,585)
Purchases of equity investments available for sale	(7)	(203)
Proceeds from sales of equity investments available for sale	115	508

Net cash used in investing activities	(1,885)	(1,280)

Financing activities:
Principal payments under capital lease obligations	(48)	(79)

Net cash used in financing activities	(48)	(79)

Decrease in cash and cash equivalents	(16,565)	(30,781)

Cash and cash equivalents, beginning of period	67,302	53,868

Cash and cash equivalents, end of period	$50,737	$23,087

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Voyager Learning Company and its subsidiaries (collectively the “Company”) and are unaudited. All intercompany transactions are eliminated.
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. Due to seasonality, the results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
Certain reclassifications to the 2008 Consolidated Financial Statements have been made to conform to the 2009 presentation.
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
The Company’s management approach, organizational structure, operating performance measurement and reporting, and operational decision making are performed from a single company perspective. The Company operates as one reportable segment within the United States in fiscal 2008 and 2009.

Note 2 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.7 million at March 31, 2009 and December 31, 2008. The allowance for doubtful accounts is based on a review of the outstanding accounts receivable balances and historical collection experience. The allowance for sales returns is based on historical rates of return.
Note 3 — Stock-Based Compensation
The total amount of pre-tax expense for stock-based compensation recognized in general and administrative expense in the quarters ended March 31, 2009 and March 31, 2008 was $0.1 million and $0.3 million, respectively.
There were no issuances of stock-based compensation awards during the three months ended March 31, 2009.
On April 9, 2009, 440,000 options granted in 2004 to one of the Company’s key executives under the Long Term Incentive Performance plan, were cancelled due to voluntary forfeiture of these options.
Note 4 — Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including the potential dilution that could occur if all of the Company’s outstanding stock awards that are in-the-money were exercised, using the treasury stock method. A reconciliation of the weighted average number of common shares and equivalents outstanding used in the calculation of basic and diluted net loss per common share are shown in the table below for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Shares in thousands)	2009	2008

Basic	29,874	29,871
Dilutive effect of awards	—	—

Diluted	29,874	29,871

No awards were included in the computation of diluted net loss per common share for the three months ended March 31, 2009 and 2008 because a net loss occurred and to include them would be anti-dilutive.

Note 5 — Fair Value Measurements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS No. 157 for all recurring financial assets and liabilities beginning fiscal 2008. The Company adopted SFAS No. 157 for all other nonfinancial assets and liabilities beginning fiscal 2009. The adoption of SFAS No. 157 had no impact on the Company’s Condensed Consolidated Financial Statements.
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.
All of the Company’s financial assets and liabilities are valued using quoted prices in active markets, which are considered Level 1 inputs under SFAS No. 157.
Note 6 — Comprehensive Loss
Comprehensive loss includes net loss, pension and postretirement liability, net unrealized gain (loss) on available-for-sale securities, and the write-off of tax benefit resulting from the partial settlement of the U.S. defined benefit pension plan (see Note 10 herein).

Comprehensive loss is shown in the table below for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2009	2008

Net loss	$(5,419)	$(24,632)

Other comprehensive loss:
Pension and postretirement plans	31	(7)
Unrealized gain (loss) on securities	—	(180)
Write-off of tax benefit on pension settlement	(321)	—

Comprehensive loss	$(5,709)	$(24,819)

Note 7 — Other Current Assets
Other current assets at March 31, 2009 and December 31, 2008 consisted of the following:

	As of
	March 31,	December 31,
(Dollars in thousands)	2009	2008

Available for sale securities	$13,039	$13,137
Short-term deferred tax asset	1,994	1,994
Deferred costs	1,513	1,907
Insurance receivable	—	15,000
Other	1,190	1,788

Total	$17,736	$33,826

See Note 13 for further description of the settlement of the legal contingency accrual related to the putative securities class actions and the related receivable from the Company’s insurance providers.
Note 8 — Accrued Expenses
Accrued expenses at March 31, 2009 and December 31, 2008 consisted of the following:

	As of
	March 31,	December 31,
(Dollars in thousands)	2009	2008

Salaries, bonuses and benefits	$3,206	$6,900
Corporate transition costs	1,734	1,879
Pension and post-retirement medical benefits	1,263	6,675
Deferred compensation	748	3,233
Legal contingency accrual	582	20,000
Other	3,438	2,179

Total	$10,971	$40,866

See Note 11 for further description of our corporate transition costs.
See Note 13 for further description of the settlement of the legal contingency accrual related to the putative securities class actions.

Note 9 — Other Liabilities
Other liabilities at March 31, 2009 and December 31, 2008 consisted of the following:

	As of
	March 31,	December 31,
(Dollars in thousands)	2009	2008

Pension and post-retirement medical benefits, long-term portion	$9,889	$10,239
Long-term deferred tax liability	2,638	2,638
Long-term deferred revenue	2,140	1,590
Long-term deferred compensation	1,026	2,765
Long-term income tax payable	640	640
Other	2,129	2,476

Total	$18,462	$20,348

Note 10 — Pension and Other Postretirement Benefit Plans
Components of net periodic benefit costs are:

	Three Months Ended
	U.S. Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	March 31,	March 31,	March 31,	March 31,
(Dollars in thousands)	2009	2008	2009	2008

Service cost	$—	$—	$—	$—
Interest cost	172	311	1	1
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	—	18	(8)	(25)

Net pension and other postretirement benefit cost (income)	$172	$329	$(7)	$(24)

During the fourth quarter of 2008, the Company provided an opportunity for participants in its Replacement Benefit Plan (“RBP”) and its U.S. defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the number of participants who chose to receive a discounted lump sum payment, the Company paid participants approximately $7.9 million in January 2009 related to these lump sum payments. As a result of the settlements, the Company recorded a gain in January 2009 of $1.3 million, consisting of $1.1 million related to the RBP settlement and $0.2 million related to the settlement of the U.S. defined benefit pension plan. The gain is included in Other Income (Expense) in the Condensed Consolidated Statement of Operations.

Note 11 — Corporate Transition
On February 12, 2007, after the sale of ProQuest Business Solutions and ProQuest Information and Learning, the Company’s Board of Directors approved and announced to employees the closing of the corporate office in Ann Arbor, Michigan. The transition plan, which was completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.4 million in severance and retention expense related to the transition plan, all of which was accrued in prior years. As of March 31, 2009, approximately $2.1 million remains accrued. Related costs are included in general and administrative expense. The change in the accruals for corporate transition costs related to severance and retention payments for the three months ended March 31, 2009 is as follows:

(Dollars in thousands)

Balance as of December 29, 2007	$2,966

Accruals	103

Payments made	(513)

Balance as of December 31, 2008	$2,556

Accruals	—

Payments made	(481)

Balance as of March 31, 2009	$2,075

Current portion	$1,734

Long-term portion	$341

Note 12 — Uncertain Tax Positions
There were no material changes in the Company’s uncertain tax positions during the first quarter of 2009.
The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The Company is currently under examination by the IRS for 2006 and 2007.
Under the sale agreements with Snap-On Incorporated and Cambridge Scientific Abstracts, LP (“CSA”), the Company is liable to indemnify Snap-On Incorporated or CSA for any income taxes assessed against ProQuest Business Solutions (“PQBS”) or ProQuest Information and Learning (“PQIL”) for periods prior to the sale of PQBS or PQIL. The Company has established a liability for those matters where it is not probable that the position will be sustained. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.
Note 13 — Contingent Liabilities
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
On July 22, 2008, the Company reached an agreement in principle to settle the consolidated shareholder securities class action law suit for $20 million. A Stipulation and Agreement of Settlement was signed by the parties and the Court granted preliminary approval of such agreement. During January 2009, the Company paid $4.0 million and its insurers funded the remaining portion of the settlement into an escrow account. The Court entered final approval of the settlement on March 30, 2009. This Final Order and Judgment fully resolves the securities matters raised in this litigation.

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
On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. On March 20, 2008, plaintiffs filed a consolidated amended complaint alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Exchange Act against current and former officers or directors of the Company and one of its subsidiaries. On December 3, 2008 the Company reached an agreement in principle to settle the shareholder derivative litigation law suit. Under the terms of the agreement, the Company and its insurers would pay an amount not to exceed $650,000 in attorneys’ fees and agree to maintain or adopt additional corporate governance standards. The Company’s portion of this amount is equal to $500,000. The parties entered into Stipulation of Settlement on January 9, 2009. This Stipulation of Settlement was approved by the Court and a Final Judgment and Order was signed by the Court on March 31, 2009. Subject to an annual review of the corporate governance standards by the Court, this Final Judgment and Order fully resolves the matters asserted in this litigation.
Other Contingent Liabilities
The Company is also involved in various legal proceedings incidental to our business. Management believes that the outcome of these proceedings will not have a material adverse effect upon our consolidated operations or financial condition and we believe we have recognized appropriate reserves as necessary based on facts and circumstances known to management.
The Company has letters of credit in the amount of $1.1 million outstanding as of March 31, 2009 to support workers’ compensation insurance coverage as well as collateral for the Company’s credit card and Automated Clearinghouse (ACH) programs.

Item 2.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and its subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year December 31, 2008, as well as the accompanying interim financial statements and the notes thereto for the period ending March 31, 2009.
Safe Harbor for Forward-looking Statements
Except for the historical information and discussions contained herein, statements contained in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or similar terminology. These statements involve a number of risks, uncertainties and other factors, including those described in “Item 1A. Risk Factors,” among others, which could cause actual results to differ materially. These factors may cause our actual results to differ from any forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update any of our forward-looking statements.
First Quarter of Fiscal 2009 Compared to the First Quarter of Fiscal 2008

	Three Months Ended
	March 31, 2009		March 31, 2008		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%

Net sales	$18.7	100.0	$15.6	100.0	$3.1	19.9
Cost of sales (exclusive of depreciation and amortization shown separately below)	(6.1)	(32.6)	(6.5)	(41.7)	0.4	6.2

Gross profit	12.6	67.4	9.1	58.3	3.5	38.5

Research and development expense	(1.1)	(5.9)	(1.4)	(9.0)	0.3	21.4
Sales and marketing expense	(6.7)	(35.8)	(8.5)	(54.5)	1.8	21.2
General and administrative expense	(6.5)	(34.8)	(7.9)	(50.6)	1.4	17.7
Depreciation and amortization expense	(4.9)	(26.2)	(5.4)	(34.6)	0.5	9.3
Lease termination costs	—	—	(11.7)	(75.0)	11.7	100.0

Loss before interest, other income and income taxes	(6.6)	(35.3)	(25.8)	(165.4)	19.2	74.4

Net interest income (expense)	(0.4)	(2.1)	0.4	2.6	(0.8)	(200.0)
Other income (expense)	1.3	7.0	0.8	5.1	0.5	62.5
Income tax benefit	0.3	1.6	—	—	0.3	100.0

Net loss	$(5.4)	(28.9)	$(24.6)	(157.7)	$19.2	78.0

Overview
Adverse developments in the education funding environment, including the reductions in Reading First funding and reductions in available state and local funds as property taxes decline, have significantly decreased the funding available to schools to purchase our products and services. Some school districts have found it difficult to secure alternative funding sources in the midst of the current market conditions. These reductions have impacted our operations during the current year and may continue to have an impact on our future sales, profits, cash flows and carrying value of assets.
The following trends have or may have had a positive impact on our revenues and profitability:
•	In February 2009, the American Reinvestment and Recovery Act (ARRA) was passed. The Act provides significant new federal funding for various education initiatives over the next two years. While the education funding is for a broad set of initiatives, a meaningful amount is anticipated to be targeted for programs often used by schools for our products. While success in winning some of these funds for our products is not certain at this time, we believe it has the potential to stabilize some of the negative funding trends which emerged in 2008.
•	Sales of our online subscription based products grew significantly in 2008 and we expect growth to continue in the coming years.
•	We believe our product diversification, such as growth in the online offerings and new intervention products for higher grades, will allow us to strengthen our ability to sustain share in a troubled market and capture share when the market recovers.
•	We believe our focus on usage and partnership with the customer to implement our solutions with fidelity will result in higher success rates and such success, if achieved, will lead to customer retention and growth through reference sales.
•	Efforts were taken in 2008 to reduce our cost structure for 2009, including a reduction in force, which better aligns our cost structure to current market conditions.
Sales and gross profit are subject to seasonality with the first and fourth quarters being the weakest.

Net Sales.
Our total net sales increased $3.1 million, or 19.9%, to $18.7 million in the first quarter of 2009. We experienced a decline in order volume in the first quarter of 2009 compared to the first quarter of 2008 due to market conditions and a decline in the education funding environment. However, the company experienced an overall increase in net sales, or revenues, due to higher recognition of deferred revenue. Thus, the recognition in the first quarter of 2009 of revenue deferred from fiscal 2008 served to increase revenue in a period of sales order decline. We defer revenue associated with certain services and technology components and recognize the revenue over the period they are delivered. In fiscal 2008 the company had an increase in revenue deferral rates due to more of these service and technology components in our products. These deferral rates have stabilized in 2009. During the quarter ended March 31, 2009, deferred revenue balances decreased $5.4 million, totaling $29.5 million at December 31, 2008 ,and $24.1 million at March 31, 2009. Comparatively, during the quarter ended March 31, 2008, deferred revenue balances decreased $2.7 million, totaling $21.1 million at December 31, 2007 and $18.4 million at March 31, 2008.
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse our product and to provide services and support to customers. Our gross profit percentage for the first quarter of 2009 increased 9.1 percentage points to 67.4% compared to 58.3% for the first quarter of 2008. We recognized more deferred revenue in the first quarter of 2009 as compared to the same period of fiscal 2008, which increased net sales during the first quarter of 2009, while cost of sales remained relatively flat. The revenue recognized in the first quarter of 2009 from prior year deferred revenue is largely for technology, which is at a higher margin.
Research and Development Expense.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the first quarter of 2009 decreased $0.3 million to $1.1 million compared to the first quarter of 2008, due to the timing of expenditures and the ratio of capitalizable versus non-capitalizable activities performed during the respective quarters.
Sales and Marketing Expense.
Sales and marketing expenditures include all costs related to selling efforts and marketing. Sales and marketing expense for the first quarter of 2009 decreased $1.8 million from the first quarter of 2008 to $6.7 million compared to the first quarter of 2008 primarily due to prior year costs associated with our participation in several 2008 state adoptions as well as the Company’s overall initiative to lower costs as a response to the market slow down.

General and Administrative Expense.
General and administrative expenses decreased $1.4 million, or 17.7%, to $6.5 million compared to the first quarter of fiscal 2008. This decrease is primarily attributable to a significant decline in corporate expenses and one-time costs related to activities based in Ann Arbor, Michigan that were required to finalize the restatement efforts and transition the corporate office to Dallas, Texas, as these activities were brought to conclusion by the end of fiscal 2008.
Depreciation and Amortization Expense.
Our depreciation and amortization expense decreased $0.5 million, or 9.3%, to $4.9 million in the first quarter of 2009. The decrease is primarily due to the use of an accelerated depreciation method on our acquired curriculum, which results in higher amortization expense in the previous period when compared to the current period.
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
Net Interest Income (Expense).

	Three Months Ended		Year Over Year Change
	March 31,	March 31,	Favorable / (Unfavorable)
(Dollars in millions)	2009	2008	$	%

Interest income	$—	$0.4	$(0.4)	(100.0)
Interest expense	(0.4)	—	(0.4)	(100.0)

Total	$(0.4)	$0.4	$(0.8)	(200.0)

Net interest income (expense) for the first quarter of 2009 decreased $0.8 million to ($0.4) million compared to the first quarter of 2008. Interest income declined from $0.4 million in the first quarter of fiscal 2008 to no income for the first quarter of fiscal 2009 as the Company traditionally invests very conservatively in cash deposits and U.S. Treasuries, and the safety and liquidity of these investments in the current economic crisis has led to an interest rate yield near 0%. Interest expense is primarily related to tax-related liabilities resulting from the sales agreements with Snap-On Incorporated and Cambridge Scientific Abstracts, L.P.

Other Income (Expense).
From the date of the sale of ProQuest Information and Learning (“PQIL”) in February 2007, we subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $0.8 million, which was recognized in other income, for the first quarter of fiscal 2008. Because this sublease expired in the first quarter of fiscal 2008, we did not recognize any sublease income for the first quarter of fiscal 2009.
During the fourth quarter of 2008, the Company provided an opportunity for participants in its Replacement Benefit Plan (“RBP”) and its U.S. defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the number of participants who chose to receive a discounted lump sum distribution, the Company paid participants approximately $7.9 million in January 2009 for these lump sum payments. As a result of the settlements, the Company recorded a gain in January 2009 of $1.3 million, consisting of $1.1 million related to the RBP settlement and $0.2 million related to the settlement of the U.S. defined benefit pension plan.
Income Tax Benefit.
We recorded no income tax benefit or expense for the net loss for the first quarter of 2008 as we cannot assume future taxable income.
For the first quarter of 2009, we recorded income tax benefit of $0.3 million in connection with the partial settlement of our U.S. defined benefit pension plan. The tax benefit recorded was to write-off a portion of the tax benefit included in accumulated other comprehensive income for our U.S. defined benefit pension plan. Other than this item, we recorded no income tax benefit or expense for the loss as we cannot assume future taxable income.
Liquidity and Capital Resources
As of March 31, 2009, we did not have any debt with the exception of certain capital leases. Cash and cash equivalents decreased to $50.7 million at March 31, 2009 compared to $67.3 million at December 31, 2008.
During the first quarter of 2009, cash used in operating activities was $14.6 million. Use of cash beyond normal season operating use included $7.9 million related to the partial settlement of our legacy employee benefit plans and $4.0 million escrowed in connection with the settlement of the consolidated shareholder securities class actions lawsuit. These payments were partially offset by the receipt of $4.2 million for income taxes receivable.

Cash is seasonal with positive net cash typically generated in the second half of the year. The first half of the year generally results in net cash usage. Positive cash flow is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.
Other significant uses of cash during the first quarter of 2009 included $2.0 million of capital expenditures related to property, equipment, curriculum development costs, and software.
Net proceeds generated from the sale or maturities of marketable securities were $0.1 million.
The Company believes that current cash, cash equivalents and short term investment balances, expected income tax refunds, and cash generated from operations will be adequate to fund the working capital and capital expenditures necessary to support our currently expected sales for the foreseeable future.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements at March 31, 2009 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.
Contractual Obligations
As of March 31, 2009, there have been no material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recently Issued Financial Accounting Standards
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS No. 157 for all recurring financial assets and liabilities beginning fiscal 2008. The Company adopted SFAS No. 157 for all other nonfinancial assets and liabilities beginning fiscal 2009. The adoption of SFAS No. 157 had no impact on the Company’s Condensed Consolidated Financial Statements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer accounts for business combinations. SFAS No. 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R applies prospectively and is effective for business combinations made by the Company beginning January 1, 2009. The provisions of SFAS No. 141R are effective as of our first quarter ended March 31, 2009; however, there was no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”). Currently, the Company does not have an outstanding noncontrolling interest in one or more subsidiaries, nor does it deconsolidate any subsidiaries. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The provisions of SFAS No. 160 are effective as of our first quarter ended March 31, 2009; however, there was no impact on our consolidated financial statements.
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The provisions of FAS 142-3 are effective as of our first quarter ended March 31, 2009; however, there was no impact on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and FAS 124-2”), which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt and equity securities classified as available-for-sale and held-to-maturity. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that FAS 115-2 and FAS 124-2 will have on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company is currently evaluating the impact, if any, that FAS 157-4 will have on its consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that FAS 107-1 and APB 28-1 will have on its consolidated financial position, results of operations and cash flows.
Item 3.
Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company does not have material interest rate risk. As of March 31, 2009, the Company does not have any interest rate forwards or option contracts outstanding.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of March 31, 2009, the Company does not have any outstanding foreign currency forwards or option contracts.

Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Putative Securities Class Actions
Between February and April 2006, four putative securities class actions, consolidated and designated In re ProQuest Company Securities Litigation, were filed in the U.S. District Court for the Eastern District of Michigan (the “Court”) against the Company and certain of its former and then-current officers and directors. Each of these substantially similar lawsuits alleged that the Company and certain officers and directors (“the Defendants”) violated Sections 10(b) and/or 20(a) of the Exchange Act, as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On May 2, 2006, the Court ordered the four cases consolidated and appointed lead plaintiffs and lead plaintiffs’ counsel.
On July 22, 2008, the Company reached an agreement in principle to settle the consolidated shareholder securities class action law suit for $20 million. A Stipulation and Agreement of Settlement was signed by the parties and the Court granted preliminary approval of such agreement. During January 2009, the Company paid $4.0 million and its insurers funded the remaining portion of the settlement into an escrow account. The Court entered final approval of the settlement on March 30, 2009. This Final Order and Judgment fully resolves the securities matters raised in this litigation.
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
On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. On March 20, 2008, plaintiffs filed a consolidated amended complaint alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Exchange Act against current and former officers or directors of the Company and one of its subsidiaries. On December 3, 2008 the Company reached an agreement in principle to settle the shareholder derivative litigation law suit. Under the terms of the agreement, the Company and its insurers would pay an amount not to exceed $650,000 in attorneys’ fees and agree to maintain or adopt additional corporate governance standards. The Company’s portion of this amount is equal to $500,000. The parties entered into Stipulation of Settlement on January 9, 2009. This Stipulation of Settlement was approved by the Court and a Final Judgment and Order was signed by the Court on March 31, 2009. Subject to an annual review of the corporate governance standards by the Court, this Final Judgment and Order fully resolves the matters asserted in this litigation.

Item 1A. Risk Factors.
For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 6. Exhibits
(a) Exhibits:
The following exhibits are filed as part of this Quarterly Report. Exhibits preceded by a plus sign (+) indicate a management contract or compensatory plan or arrangement.

Index Number	Description

+10.1	Employment agreement dated March 3, 2009, between Voyager Expanded Learning and Brad Almond.

+10.2	Employment agreement dated April 9, 2009, between Voyager Learning Company and Ron Klausner.

+10.3	Employment agreement dated May 8, 2009, between Voyager Learning Company and Todd Buchardt.

+10.4	Employment agreement dated May 8, 2009, between Voyager Learning Company and Richard Surratt.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Richard J. Surratt, President and CEO of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 8, 2009	VOYAGER LEARNING COMPANY
/s/ Richard J. Surratt
President and CEO

/s/ Bradley C. Almond
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Index Number	Description

10.1	Employment agreement dated March 3, 2009, between Voyager Expanded Learning and Brad Almond.

10.2	Employment agreement dated April 9, 2009, between Voyager Learning Company and Ron Klausner.

10.3	Employment agreement dated May 6, 2009, between Voyager Learning Company and Todd Buchardt.

10.4	Employment agreement dated May 6, 2009, between Voyager Learning Company and Richard Surratt.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Richard J. Surratt, President and CEO of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Bradley C. Almond, Vice President and Chief Financial Officer of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002