Form 10-Q
period 2009-06-30
Voyager Learning CO
filed 2009-08-10
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (214) 932-9500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 31, 2009 was 29,874,145.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2009 and June 30, 2008	1

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and June 30, 2008	3

Notes to the Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	31

Item 6. Exhibits	44

SIGNATURE PAGE	48

EXHIBITS	49

Exhibit 10.16
Exhibit 10.17
Exhibit 10.31
Exhibit 10.32
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net sales	$28,293	$33,514	$47,009	$49,151
Cost of sales (exclusive of depreciation and amortization shown separately below)	(9,513)	(11,348)	(15,604)	(17,881)

Gross profit	18,780	22,166	31,405	31,270

Research and development expense	(1,035)	(1,176)	(2,162)	(2,602)
Sales and marketing expense	(7,324)	(8,901)	(14,074)	(17,405)
General and administrative expense	(5,975)	(8,332)	(12,440)	(16,209)
Depreciation and amortization expense	(4,757)	(5,390)	(9,683)	(10,825)
Goodwill impairment	(21,984)	—	(21,984)	—
Lease termination costs	—	—	—	(11,673)

Loss before interest, other income (expense) and income taxes	(22,295)	(1,633)	(28,938)	(27,444)

Net interest income (expense):
Interest income	20	141	61	576
Interest expense	(70)	(105)	(476)	(154)

Net interest income (expense)	(50)	36	(415)	422

Other income (expense), net	(84)	(4)	1,184	789

Loss before income taxes	(22,429)	(1,601)	(28,169)	(26,233)
Income tax benefit	126	—	447	—

Net loss	$(22,303)	$(1,601)	$(27,722)	$(26,233)

Net loss per common share:
Basic net loss per common share	$(0.75)	$(0.05)	$(0.93)	$(0.88)
Diluted net loss per common share	$(0.75)	$(0.05)	$(0.93)	$(0.88)

Average number of common shares and equivalents outstanding:
Basic	29,874	29,871	29,874	29,871
Diluted	29,874	29,871	29,874	29,871
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$71,224	$67,302
Accounts receivable, net	10,657	7,371
Income tax receivable	5,849	19,782
Inventory	14,202	15,196
Other current assets	7,035	33,826

Total current assets	108,967	143,477

Property, equipment, and software at cost	18,685	16,543
Accumulated depreciation and amortization	(11,556)	(9,718)

Net property, equipment and software	7,129	6,825

Goodwill	77,733	99,717
Acquired curriculum intangibles, net	33,107	38,594
Other intangible assets, net	4,726	5,218
Developed curriculum, net	9,189	8,903
Other assets	1,354	1,363

Total assets	$242,205	$304,097

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of capital lease obligations	$119	$149
Accounts payable	3,607	1,962
Accrued expenses	14,656	40,866
Deferred revenue, less long-term portion	19,556	27,917

Total current liabilities	37,938	70,894

Long-term liabilities:
Capital lease obligations, less current maturities	35	96
Other liabilities	19,410	20,348

Total long-term liabilities	19,445	20,444

Commitments and contingencies (See Note 15)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,550 shares issued and 29,874 shares outstanding at June 30, 2009 and December 31, 2008)	30	30
Capital surplus	357,823	357,741
Accumulated earnings (deficit)	(156,949)	(129,227)
Treasury stock, at cost (676 shares at June 30, 2009 and December 31, 2008)	(16,836)	(16,836)
Other comprehensive income (loss):
Pension and postretirement plans, net of tax benefit of $392 and $713 at June 30, 2009 and December 31, 2008, respectively	795	1,093
Net unrealized gain (loss) on securities, net of tax expense of $39 at June 30, 2009 and December 31, 2008	(41)	(42)

Accumulated other comprehensive income	754	1,051

Total shareholders’ equity	184,822	212,759

Total liabilities and shareholders’ equity	$242,205	$304,097

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Operating activities:

Net loss	$(27,722)	$(26,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	21,984	—
Depreciation and amortization	9,683	10,825
Non-cash lease termination costs	—	673
Stock-based compensation	134	479
Loss/(gain) on sale of available for sale securities	1	(140)
Deferred income taxes	74	—
Non-cash tax benefit	(321)	—

Changes in operating assets and liabilities:
Accounts receivable, net	(3,286)	(12,716)
Income tax receivable	13,933	1,179
Inventory	994	(2,784)
Other current assets	15,121	836
Other assets	9	(8)
Accounts payable	1,645	2,008
Accrued expenses	(26,210)	(7,729)
Deferred revenue	(7,663)	(630)
Other long-term liabilities	(1,184)	(1,502)
Other, net	(14)	55

Net cash used in operating activities	(2,822)	(35,687)

Investing activities:
Expenditures for property, equipment, developed curriculum, and software	(4,294)	(3,634)
Purchases of equity investments available for sale	(10)	(595)
Proceeds from sales of equity investments available for sale	11,139	1,515

Net cash provided by (used in) investing activities	6,835	(2,714)

Financing activities:
Principal payments under capital lease obligations	(91)	(153)

Net cash used in financing activities	(91)	(153)

Increase (decrease) in cash and cash equivalents	3,922	(38,554)

Cash and cash equivalents, beginning of period	67,302	53,868

Cash and cash equivalents, end of period	$71,224	$15,314

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of Voyager Learning Company and its subsidiaries (collectively, unless the context otherwise requires, the “Company”) and are unaudited. All intercompany transactions are eliminated.
As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Due to seasonality, the results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
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

Note 2 — Planned Business Combination
On June 22, 2009 the Company announced that it entered into a definitive merger agreement (the “Merger Agreement”), dated as of June 20, 2009, to combine with Cambium Learning, Inc. (“Cambium”), an education company serving the needs of at-risk and special student populations in the pre-kindergarten through twelfth grade market. The planned business combination will be effected through a newly-formed company, Cambium-Voyager Holdings, Inc. (“Holdings”), which will acquire both companies and issue shares in the combined company to stockholders of each of the Company and Cambium. Holdings will be majority owned by VSS-Cambium Holdings III, LLC, which will be majority owned by Veronis Suhler Stevenson, a leading private equity investor in the information, education and media industries and current majority owner of VSS Cambium Holdings, LLC, which indirectly owns Cambium. Upon completion of the planned mergers, Holdings will be a public company, and anticipates having its common stock approved for listing on the NASDAQ Global Market.
Under the terms of the Merger Agreement, each stockholder of the Company will be entitled to receive, in exchange for each share of the Company’s common stock owned by such stockholder, the following consideration: (i) at the election of the stockholder, either one share of common stock of Holdings or $6.50 in cash, subject to a potential pro-rata reduction; (ii) a pro-rata amount of certain tax refunds received by the Company prior to the closing of the transaction reduced by the amount of the tax refunds contractually required to be placed in escrow at closing; and (iii) a contingent value right payable periodically during the period commencing nine months after closing and expected to end on or about October 15, 2013.
Under Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations”, Cambium is the accounting acquirer and the Company is the acquiree. As such, if and when the planned mergers are completed, the Company will cease to be a reporting entity and Cambium’s financial statements will be the historical financial statements of Holdings. The planned merger is subject to approval by the stockholders of the Company and other closing conditions. The Company expects the merger to be completed no later than year end 2009.
Note 3 — Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.9 million at June 30, 2009 and $0.7 million at December 31, 2008. The allowance for doubtful accounts is based on a review of the outstanding accounts receivable balances and historical collection experience. The allowance for sales returns is based on historical rates of return as well as other factors that management believes could reasonably be expected to cause sales returns to differ from historical experience.

Note 4 — Stock-Based Compensation
The total amount of pre-tax expense for stock-based compensation recognized in general and administrative expense was $0.1 million and $0.2 million in the quarters ended June 30, 2009 and June 30, 2008, respectively, and $0.1 million and $0.5 million in the six month periods ended June 30, 2009 and June 30, 2008, respectively.
There were no issuances of stock-based compensation awards during the three or six months ended June 30, 2009.
On April 9, 2009, 440,000 options granted in 2004 to one of the Company’s key executives under the Long Term Incentive Performance plan, were cancelled due to voluntary forfeiture of these options.
Note 5 — Net Earnings (Loss) per Common Share
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Shares in thousands)	2009	2008	2009	2008

Basic	29,874	29,871	29,874	29,871
Dilutive effect of awards	—	—	—	—

Diluted	29,874	29,871	29,874	29,871

No awards were included in the computation of diluted net loss per common share for the three and six months ended June 30, 2009 and June 30, 2008 because a loss from continuing operations occurred and to include them would be anti-dilutive.

Note 6 — Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS No. 157 for all recurring financial assets and liabilities beginning fiscal 2008. The Company adopted SFAS No. 157 for all other nonfinancial assets and liabilities beginning fiscal 2009. The adoption of SFAS No. 157 had no impact on the Company’s Condensed Consolidated Financial Statements.
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
Note 7 — Comprehensive Income (Loss)
Comprehensive loss includes net loss, pension and postretirement liability, net unrealized gain (loss) on available-for-sale securities, and the write-off of tax benefit resulting from the partial settlement of the U.S. defined benefit pension plan (See Note 12 herein).

Comprehensive loss is shown in the table below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2008	2009	2008

Net loss	$(22,303)	$(1,601)	$(27,722)	$(26,233)

Other comprehensive loss:
Pension and postretirement plans	(8)	(6)	23	(13)
Unrealized gain (loss) on securities	1	(20)	1	(200)
Write-off of tax benefit on pension settlement		—	(321)	—

Comprehensive loss	$(22,310)	$(1,627)	$(28,019)	$(26,446)

Note 8 — Impairment
The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

(Dollars in thousands)

Balance as of December 31, 2008	99,717

Goodwill impairment	(21,984)

Balance as of June 30, 2009	$77,733

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but are instead reviewed for impairment at least annually and whenever a triggering event is determined to have occurred in an interim period. The Company announced that it had entered into the Merger Agreement during the second quarter of 2009 and this planned business combination is considered a triggering event under SFAS No. 142. See Note 2 for additional information on the planned business combination.
The first step of impairment testing as of June 30, 2009 showed that the book value of the Company’s single reporting unit exceeded its fair value; therefore, a second step of testing was required under SFAS No. 142. The fair value was determined using an estimated purchase price from the Merger Agreement of $184.1 million. The final total purchase price could materially differ from the value estimated due to numerous factors including the value of Holdings as of the date of the merger, the timing of completion of the merger, stockholder elections to receive cash versus common stock of Holdings, and the value of cash received by stockholders from tax refunds and the contingent value right.

The second step requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination, and is dependent on multiple assumptions and estimates, including estimated purchase price, future cash flow projections with a terminal value multiple, and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections are based on management’s best estimates of economic and market conditions over the projected period including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to future cash flows is a weighted-average cost of capital and takes into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. As a result of the second step of the Company’s June 30, 2009 impairment test, the goodwill balance for the reporting unit as of the measurement date was determined to be partially impaired. As a result of these factors, an impairment charge of $22.0 million was recorded for the three months ended June 30, 2009. The Company’s annual impairment testing is performed during the fourth fiscal quarter. As expected, the Company continued to experience the adverse marketplace and economic conditions that began to impact the Company in 2008. While the Company continues to experience these adverse conditions and as the estimated purchase price under the Merger Agreement continues to be refined, the Company will test the impairment of goodwill quarterly.
In performing its test of goodwill impairment the Company also tested its other long lived assets and determined no impairment was indicated.
Note 9 — Other Current Assets
Other current assets at June 30, 2009 and December 31, 2008 consisted of the following:

	As of
	June 30,	December 31,
(Dollars in thousands)	2009	2008

Available for sale securities	$2,022	$13,137
Short-term deferred tax asset	1,439	1,994
Deferred costs	2,641	1,907
Insurance receivable	—	15,000
Other	933	1,788

Total	$7,035	$33,826

See Note 15 for further description of the legal contingency accrual related to the putative securities class actions and the related receivable from the Company’s insurance providers.

Note 10 — Accrued Expenses
Accrued expenses at June 30, 2009 and December 31, 2008 consisted of the following:

	As of
	June 30,	December 31,
(Dollars in thousands)	2009	2008

Salaries, bonuses and benefits	$5,269	$6,900
Corporate transition costs	1,377	1,879
Pension and post-retirement medical benefits	1,263	6,675
Deferred compensation	624	3,233
Legal contingency accrual	73	20,000
Transaction costs	3,506	—
Other	2,544	2,179

Total	$14,656	$40,866

See Note 13 for further description of our corporate transition costs.
See Note 15 for further description of the settlement of the legal contingency accrual related to the putative securities class actions.
Transaction costs relate to professional service fees incurred but not paid for the merger with Cambium. See Note 2 for further description of the Merger Agreement.
Note 11 — Other Liabilities
Other liabilities at June 30, 2009 and December 31, 2008 consisted of the following:

	As of
	June 30,	December 31,
(Dollars in thousands)	2009	2008

Pension and post-retirement medical benefits, long-term portion	$9,744	$10,239
Long-term deferred tax liability	2,157	2,638
Long-term deferred revenue	2,288	1,590
Long-term deferred compensation	1,133	2,765
Long-term income tax payable	662	640
Other	3,426	2,476

Total	$19,410	$20,348

Note 12 — Pension and Other Postretirement Benefit Plans
Components of net periodic benefit costs are:

	Three Months Ended
	U.S. Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2008	2009	2008

Service cost	$—	$—	$—	$—
Interest cost	172	310	2	2
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	—	18	(7)	(24)

Net pension and other postretirement benefit cost (income)	$172	$328	$(5)	$(22)

	Six Months Ended
	U.S. Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2009	2008	2009	2008

Service cost	$—	$—	$—	$—
Interest cost	344	621	3	3
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	—	36	(15)	(49)

Net pension and other postretirement benefit cost (income)	$344	$657	$(12)	$(46)

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

Note 13 — Corporate Transition and Lease Termination Costs
On February 12, 2007, after the sale of ProQuest Business Solutions and ProQuest Information and Learning, the Company’s Board of Directors approved and announced to employees the closing of the corporate office in Ann Arbor, Michigan. The transition plan, which was completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.1 million in severance and retention expense related to the transition plan, all of which was accrued in prior years. As of June 30, 2009, approximately $1.7 million remains accrued. In May 2009 one of the affected employees signed a new employment agreement that reduced the applicable severance payments by $0.3 million. This change in estimate was recorded in the current period in general and administrative expense. The change in the accruals for corporate transition costs related to severance and retention payments and reduction in accrual for change in employment agreement for the six month period ended June 30, 2009 is as follows:

(Dollars in thousands)

Balance as of December 31, 2008	$2,556

Accruals	(342)

Payments made	(487)

Balance as of June 30, 2009	$1,727

Current portion	$1,377

Long-term portion	$350

Note 14 — Uncertain Tax Positions
There were no material changes in the Company’s uncertain tax positions during the three or six months ended June 30, 2009.
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

Note 15 — Contingent Liabilities
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
Other Contingent Liabilities
The Company is also involved in various legal proceedings incidental to its business. Management believes that the outcome of these proceedings will not have a material adverse effect upon the Company’s consolidated operations or financial condition and management believes the Company has recognized appropriate reserves as necessary based on facts and circumstances known to management.
The Company has letters of credit in the amount of $0.8 million outstanding as of June 30, 2009 to support workers’ compensation insurance coverage as well as certain of the Company’s credit card programs. The Company has a certificate of deposit in the amount of $1.1 million collateralizing these letters of credit, certain other credit card programs and the Automated Clearinghouse (ACH) program. The certificate of deposit is recorded in other assets.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through August 10, 2009, which is the date on which these Condensed Consolidated Financial Statements were issued. There were no recognized subsequent events, as defined in SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), identified. Additionally, the Company did not identify any nonrecognized subsequent events, as defined by SFAS No. 165, that should be disclosed in order to keep the financial statements from being misleading.

Item 2.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively, except where the context otherwise requires, the “Company,” “we,” “us” and “our”) and the notes thereto included in the annual report on Form 10-K for the year December 31, 2008, as well as the accompanying interim financial statements for the three and six month periods ended June 30, 2009.
Safe Harbor for Forward-looking Statements
Except for the historical information and discussions contained herein, statements contained in this document may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “projects”, “intends”, “prospects”, “priorities”, or the negative of such terms or similar terminology. These statements involve a number of risks, uncertainties and other factors, including those described in “Item 1A. Risk Factors,” among others, which could cause actual results to differ materially. These factors may cause our actual results to differ from any forward-looking statements. All forward-looking statements made by us or by persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any of our forward-looking statements.
Merger Agreement
On June 22, 2009 we announced that we had entered into a definitive merger agreement (the “Merger Agreement”), dated as of June 20, 2009, to combine with Cambium Learning, Inc. (“Cambium”), an education company serving the needs of at-risk and special student populations in the pre-kindergarten through twelfth grade market. The planned business combination will be effected through a newly-formed company, Cambium-Voyager Holdings, Inc. (“Holdings”), which will acquire both companies and issue shares in the combined company to stockholders of each of the Company and Cambium. Holdings will be majority owned by VSS-Cambium Holdings III, LLC, which will be majority owned by Veronis Suhler Stevenson, a leading private equity investor in the information, education and media industries and current majority owner of VSS Cambium Holdings, LLC, which indirectly owns Cambium. Upon completion of the planned mergers, Holdings will be a public company, and anticipates having its common stock approved for listing on the NASDAQ Global Market.

Under the terms of the Merger Agreement, each of our stockholders will be entitled to receive, in exchange for each share of our common stock owned by the stockholder, the following consideration: (i) at the election of the stockholder, either one share of common stock of Holdings or $6.50 in cash, subject to a potential pro-rata reduction; (ii) a pro-rata amount of certain tax refunds received by us prior to the closing of the transaction reduced by the amount of the tax refunds contractually required to be placed in escrow at closing; and (iii) a contingent value right payable periodically during the period commencing nine months after closing and expected to end on or about October 15, 2013.
Under SFAS No. 141R, “Business Combinations,” Cambium is the accounting acquirer and we are the acquiree. As such, when the planned mergers are completed we will cease to be a reporting entity and Cambium’s financial statements will be the historical financial statements of Holdings. The planned merger is subject to approval by our shareholders and other closing conditions. We expect the merger to be completed no later than year end 2009.
Overview
As expected at year end, the adverse developments in the education funding environment, including the reductions in Reading First funding and reductions in available state and local funds as property taxes decline, have continued to significantly decrease the funding available to schools to purchase our products and services. Some school districts have found it difficult to secure alternative funding sources in the midst of the current market conditions. These reductions have impacted our operations during the current year and may continue to have an impact on our future sales, profits, cash flows and carrying value of assets.

The following trends have had or may have an impact on our revenues and profitability:
•	In February 2009, the American Reinvestment and Recovery Act (ARRA) was passed. The Act provides significant new federal funding for various education initiatives over the next two years. While the education funding is for a broad set of initiatives, a meaningful amount is anticipated to be targeted for programs often used by schools for our products. While success in winning some of these funds for our products is not certain at this time, we believe it has the potential to stabilize some of the negative funding trends which emerged in 2008.
•	Sales of our online subscription based products grew significantly in 2008, and we expect growth to continue in the coming years.
•	We believe our product diversification, such as growth in the online offerings and new intervention products for higher grades, will allow us to strengthen our ability to sustain share in a troubled market and capture share when the market recovers.
•	We believe our focus on product usage and an overall partnership approach with the customer to implement our solutions with fidelity will result in higher success rates and such success, if achieved, will lead to customer retention and growth through reference sales.
•	Efforts were taken in 2008 to reduce our cost structure for 2009, including a reduction in force, which better aligns our cost structure to current market conditions.
•	We performed a goodwill impairment analysis in the second quarter of 2009, as the signing of the Merger Agreement in late June is a triggering event and in consideration of the continuing impact of adverse marketplace and economic conditions. As a result of that analysis, we recorded a goodwill impairment charge of $22.0 million.
Sales and gross profit are subject to seasonality with the first and fourth quarters being the weakest.

Results of Operations
Second Quarter of Fiscal 2009 Compared to the Second Quarter of Fiscal 2008

	Three Months Ended
	June 30, 2009		June 30, 2008		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%

Net sales	$28.3	100.0	$33.5	100.0	$(5.2)	(15.5)
Cost of sales (exclusive of depreciation and amortization shown separately below)	(9.5)	(33.6)	(11.3)	(33.7)	1.8	15.9

Gross profit	18.8	66.4	22.2	66.3	(3.4)	(15.3)

Research and development expense	(1.0)	(3.5)	(1.2)	(3.6)	0.2	16.7
Sales and marketing expense	(7.3)	(25.8)	(8.9)	(26.6)	1.6	18.0
General and administrative expense	(6.0)	(21.2)	(8.3)	(24.8)	2.3	27.7
Depreciation and amortization expense	(4.8)	(17.0)	(5.4)	(16.1)	0.6	11.1
Goodwill impairment	(22.0)	(77.7)	—	—	(22.0)	(100.0)

Loss before interest, other income and income taxes	(22.3)	(78.8)	(1.6)	(4.8)	(20.7)	(1,293.8)

Net interest income (expense)	—	—	—	—	—	—
Other income (expense)	(0.1)	(0.4)	—	—	(0.1)	(100.0)
Income tax benefit	0.1	0.4	—	—	0.1	100.0

Net loss	$(22.3)	(78.8)	$(1.6)	(4.8)	$(20.7)	(1,293.8)

Net Sales.
Total net sales decreased $5.2 million, or 15.5%, to $28.3 million in the second quarter of 2009 compared to the second quarter of 2008. The decline in net sales is attributable to a decline in order volume as a result of the economic slowdown and reductions in education funding, which was partially offset by increased revenue recognized from prior period deferred revenue.
We defer revenue associated with certain services and technology components and recognize the revenue over the period they are delivered. In fiscal 2008 we had an increase in revenue deferral rates due to more of these service and technology components in our products. These deferral rates have stabilized in 2009. During the quarter ended June 30, 2009, deferred revenue balances decreased $2.3 million, totaling $24.1 million at March 31, 2009 and $21.8 million at June 30, 2009. Comparatively, during the quarter ended June 30, 2008, deferred revenue balances increased $2.1 million, totaling $18.4 million at March 31, 2008 and $20.5 million at June 30, 2008.
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Our gross profit percentage was flat between the two fiscal quarters, at 66.4% for the second quarter of 2009 compared to 66.3% for the second quarter of 2008.
Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the second quarter of 2009 decreased $0.2 million to $1.0 million compared to the second quarter of 2008, due to the timing of expenditures and the ratio of capitalizable versus non-capitalizable activities performed during the respective quarters.

Sales and Marketing.
Sales and marketing expenditures include all costs related to selling efforts and marketing. Sales and marketing expense for the second quarter of 2009 decreased $1.6 million to $7.3 million, due to reduced sales volume in 2009 compared to 2008, prior year costs associated with our participation in several 2008 state adoptions, and the Company’s overall initiative to lower costs as a response to the market slow down and the reduced sales volume.
General and Administrative.
Overall, general and administrative expenses decreased $2.3 million, or 27.7%, to $6.0 million compared to the second quarter of fiscal 2008. General and administrative activities for the second quarter of 2009 include $2.7 million of costs directly related to the merger transaction. Excluding these merger costs, general and administrative expenses for the second quarter of 2009 were $3.3 million, a decrease of $5.0 million, or 60.2%, over the prior year quarter. This decrease is primarily attributable to a significant decline in corporate expenses and one-time costs related to activities based in Ann Arbor, Michigan that were required to finalize the restatement effort, get current in our SEC filings, and transition the corporate office to Dallas, Texas. These activities were brought to conclusion by the end of fiscal 2008.
Depreciation and Amortization Expense.
Our depreciation and amortization expense decreased $0.6 million, or 11.1%, to $4.8 million in the second quarter of 2009. The decrease is primarily due to the use of an accelerated depreciation method on our acquired curriculum, which results in higher amortization expense in the previous period when compared to the current period.
Goodwill Impairment.
We review the carrying value of goodwill for impairment at least annually, and whenever certain triggering events occur, based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The signing of the Merger Agreement in late June is such a triggering event and so we performed a goodwill impairment analysis in the second quarter of 2009, giving due consideration to the continuing impact of adverse marketplace and economic conditions. As a result of that analysis, we recorded a goodwill impairment charge of $22.0 million.

Net Interest Income (Expense).

	Three Months Ended		Year Over Year Change
	June 30,	June 30,	Favorable / (Unfavorable)
(Dollars in millions)	2009	2008	$	%

Interest income	$0.1	$0.1	$—	—
Interest expense	$(0.1)	$(0.1)	—	—

Total	$—	$—	$—	—

Net interest income (expense) for the second quarter of 2009 was flat compared to the second quarter of 2008.
Income Tax Benefit.
The income tax benefit of $0.1 million for the second quarter of 2009 represents an effective rate of 0.6%, which is close to 0% as we cannot assume future taxable income.
We recorded no income tax benefit or expense for the net loss in the second quarter of 2008 as we cannot assume future taxable income.
First Half of 2009 Compared to the First Half of 2008

	Six Months Ended
	June 30, 2009		June 30, 2008		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%

Net sales	$47.0	100.0	$49.2	100.0	$(2.2)	(4.5)
Cost of sales (exclusive of depreciation and amortization shown separately below)	(15.6)	(33.2)	(17.9)	(36.4)	2.3	12.8

Gross profit	31.4	66.8	31.3	63.6	0.1	0.3

Research and development expense	(2.2)	(4.7)	(2.6)	(5.3)	0.4	15.4
Sales and marketing expense	(14.0)	(29.8)	(17.4)	(35.4)	3.4	19.5
General and administrative expense	(12.4)	(26.4)	(16.2)	(32.9)	3.8	23.5
Depreciation and amortization expense	(9.7)	(20.6)	(10.8)	(21.9)	1.1	10.2
Goodwill impairment	(22.0)	(46.8)	—	—	(22.0)	(100.0)
Lease termination costs	—	—	(11.7)	(23.8)	11.7	100.0

Loss before interest, other income and income taxes	(28.9)	(61.5)	(27.4)	(55.7)	(1.5)	(5.5)

Net interest income (expense)	(0.4)	(0.9)	0.4	0.8	(0.8)	(200.0)
Other income (expense)	1.2	2.6	0.8	1.6	0.4	50.0
Income tax benefit	0.4	0.9	—	—	0.4	100.0

Net loss	$(27.7)	(58.9)	$(26.2)	(53.3)	$(1.5)	(5.7)

Net Sales.
Total net sales decreased $2.2 million, or 4.5%, to $47.0 million in the first half of 2009 compared to the first half of 2008. The decline in net sales is attributable to a decline in order volume as a result of the economic slowdown and reductions in education funding, which was partially offset by increased revenue recognized from prior period deferred revenue.
We defer revenue associated with certain services and technology components and recognize the revenue over the period they are delivered. In fiscal 2008 we had an increase in revenue deferral rates due to more of these service and technology components in our products. These deferral rates have stabilized in 2009. During the six months ended June 30, 2009, deferred revenue balances decreased $7.7 million, totaling $29.5 million at December 31, 2008 and $21.8 million at June 30, 2009. Comparatively, during the six months ended June 30, 2008, deferred revenue balances decreased $0.6 million, totaling $21.1 million at December 31, 2007 and $20.5 million at June 30, 2008.
Gross Profit.
Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Our gross profit percentage for the first half of 2009 increased 3.2 percentage points to 66.8% compared to 63.6% for the first half of 2008. We recognized more deferred revenue in the first half of 2009 as compared to the same period of fiscal 2008. The revenue recognized in the first half of 2009 from prior year deferred revenue was largely for technology, which is at a higher margin.
Research and Development.
Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the second quarter of 2009 decreased $0.4 million to $2.2 million compared to the second quarter of 2008, due to the timing of expenditures and the ratio of capitalizable versus non-capitalizable activities performed during the respective quarters.
Sales and Marketing.
Sales and marketing expenditures include all costs related to selling efforts and marketing. Sales and marketing expense for the first half of 2009 decreased $3.4 million to $14.0 million, due to reduced sales volume in 2009 compared to 2008, prior year costs associated with our participation in several 2008 state adoptions, and our overall initiative to lower costs as a response to the market slow down and the reduced sales volume.

General and Administrative.
Overall, general and administrative expenses decreased $3.8 million, or 23.5%, to $12.4 million compared to the first half of fiscal 2008. General and administrative activities for the first half of 2009 include $5.1 million of costs directly related to the merger transaction. Excluding these merger costs, general and administrative expenses for the first half of 2009 were $7.3 million, a decrease of $8.9 million, or 54.9%, over the prior year. This decrease is primarily attributable to a significant decline in corporate expenses and one-time costs related to activities based in Ann Arbor, Michigan that were required to finalize the restatement effort, get current in our SEC filings, and transition the corporate office to Dallas, Texas. These activities were brought to conclusion by the end of fiscal 2008.
Depreciation and Amortization Expense.
Our depreciation and amortization expense decreased $1.1 million, or 10.2%, to $9.7 million in the first half of 2009. The decrease is primarily due to the use of an accelerated depreciation method on our acquired curriculum, which results in higher amortization expense in the previous period when compared to the current period.
Goodwill Impairment.
We review the carrying value of goodwill for impairment at least annually, and whenever certain triggering events occur, based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The signing of the Merger Agreement in late June is such a triggering event and so we performed a goodwill impairment analysis in the second quarter of 2009, giving due consideration to the continuing impact of adverse marketplace and economic conditions. As a result of that analysis, we recorded a goodwill impairment charge of $22.0 million.

Lease Termination Costs.
On January 1, 2008, we entered into an agreement with one of our lessors, Relational, LLC f/k/a Relational Funding Corporation (“Relational”) and ProQuest LLC (formerly known as ProQuest-CSA LLC and Cambridge Scientific Abstracts, L.P.) (“CSA”) relating to certain obligations regarding the capital and operating leases for certain property and equipment used at our facilities at 777 Eisenhower Parkway (the “777 Facility”) and 789 Eisenhower Parkway (the “789 Facility”) in Ann Arbor, Michigan. The aforementioned leases originated as early as fiscal 2005 with up to five year terms. Effective January 1, 2008, we conveyed, assigned, transferred and delivered to CSA all of our right, title and interest and benefit of certain property and equipment. We were released from any and all obligations relating to these leases and Relational, as lessor, consented to such assignments and releases. Due to these assignments, the write off of certain assets and liabilities under capital leases, such as office furniture, phone and power supply systems, and video equipment, totaled a net charge of $0.1 million in the first quarter of 2008.
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
Net Interest Income (Expense).

	Six Months Ended		Year Over Year Change
	June 30,	June 30,	Favorable / (Unfavorable)
(Dollars in millions)	2009	2008	$	%

Interest income	$0.1	$0.6	$(0.5)	(83.3)
Interest expense	(0.5)	(0.2)	(0.3)	150.0

Total	$(0.4)	$0.4	$(0.8)	(200.0)

Net interest income (expense) for the first half of 2009 decreased $0.8 million to ($0.4) million compared to the first half of 2008. Interest income declined from $0.6 million in the first half of fiscal 2008 to $0.1 million for the first half of fiscal 2009. We traditionally invest very conservatively in cash deposits and U.S. Treasuries, and the safety and liquidity of these investments in the current economic crisis has led to an interest rate yield near 0%. Interest expense for the first six months of fiscal 2009 was primarily related to tax-related liabilities resulting from the sales agreement with Snap-On Incorporated and CSA.
Other Income (Expense).
From the date of the sale of ProQuest Information and Learning (“PQIL”) in February 2007, we subleased substantial space to the buyer of PQIL through March 2008 resulting in sublease income totaling $0.8 million, which was recognized in other income, during the first quarter of fiscal 2008. Because this sublease expired in the first quarter of fiscal 2008, we did not recognize any sublease income during fiscal 2009.
During the fourth quarter of 2008, we provided an opportunity for participants in our Replacement Benefit Plan (“RBP”) and our U.S. defined benefit pension plan to receive a discounted lump sum distribution to settle retirement obligations. Prior to the distribution opportunity, both plans were frozen, with no participants entitled to make additional contributions or earn additional service years. Based on the number of participants who chose to receive a discounted lump sum distribution, the Company paid participants approximately $7.9 million in January 2009 for these lump sum payments. As a result of the settlements, the Company recorded a gain in January 2009 of $1.3 million, consisting of $1.1 million related to the RBP settlement and $0.2 million related to the settlement of the U.S. defined benefit pension plan.
Income Tax Benefit.
We recorded income tax benefit of $0.3 million in the first quarter of 2009 in connection with the partial settlement of our U.S. defined benefit pension plan. The tax benefit recorded was to write-off a portion of the tax benefit included in accumulated other comprehensive income for our U.S. defined benefit pension plan. Other than this item, our income tax benefit for the first half of 2009 was $0.1 million, representing an effective rate of 0.5%. The effective tax rate is close to 0% as we cannot assume future taxable income.
We recorded no income tax benefit or expense for the net loss in the first half of 2008 as we cannot assume future taxable income.

Liquidity and Capital Resources
As of June 30, 2009, we did not have any debt with the exception of certain capital leases. Cash and cash equivalents increased to $71.2 million at June 30, 2009 compared to $67.3 million at December 31, 2008.
During the first half of 2009, cash used in operating activities was $2.8 million. We received income tax refunds of $13.9 million, primarily from US Federal income tax refunds for tax years 2003 and 2004, plus another $1.7 million of tax-related receivables from CSA. Use of cash beyond normal season operating use included $7.9 million related to the partial settlement of our legacy employee benefit plans and $4.0 million escrowed in connection with the settlement of the consolidated shareholder securities class actions lawsuit.
Cash is seasonal with positive net cash typically generated in the second half of the year. The first half of the year generally results in net cash usage. Positive cash flow is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.
Other significant uses of cash during the first half of fiscal 2009 included:
•	$4.3 million of expenditures related to property, equipment, curriculum development costs, and software; and

•	$0.1 million for principal payments on capital leases.
Net proceeds generated from the sale or maturities of marketable securities were $11.1 million.
The Company believes that current cash, cash equivalents and short term investment balances, expected income tax refunds, and cash generated from operations will be adequate to fund the working capital and capital expenditures necessary to support our currently expected sales in the next twelve months.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements at June 30, 2009 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.

Contractual Obligations
As of June 30, 2009, there have been no material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recently Issued Financial Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS No. 157 for all recurring financial assets and liabilities beginning fiscal 2008. The Company adopted SFAS No. 157 for all other nonfinancial assets and liabilities beginning fiscal 2009. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer accounts for business combinations. SFAS No. 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R applies prospectively and is effective for business combinations made by the Company beginning January 1, 2009. The provisions of SFAS No. 141R are effective as of our first quarter ended March 31, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”). Currently, the Company does not have an outstanding noncontrolling interest in one or more subsidiaries, nor does it deconsolidate any subsidiaries. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The provisions of SFAS No. 160 are effective as of our first quarter ended March 31, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The provisions of FAS 142-3 are effective as of our first quarter ended March 31, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and FAS 124-2”), which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt and equity securities classified as available-for-sale and held-to-maturity. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The provisions of FAS 115-2 and FAS 124-2 are effective as of our second quarter ended June 30, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The provisions of FAS 157-4 are effective as of our second quarter ended June 30, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The provisions of FAS 107-1 and APB 28-1 are effective as of our second quarter ended June 30, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for the Company’s interim and annual financial periods ending after June 15, 2009. The provisions of SFAS No. 165 are effective as of our second quarter ended June 30, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (“SFAS No. 168”), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS No. 168 will have a material impact the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company does not have material interest rate risk. As of June 30, 2009, the Company does not have any interest rate forwards or option contracts outstanding.
Foreign Currency Risk
The Company does not have material exposure to changes in foreign currency rates. As of June 30, 2009, the Company does not have any outstanding foreign currency forwards or option contracts.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and its Board of Directors to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The Company is involved in various legal proceedings incidental to its business. Management believes that the outcome of these proceedings will not have a material adverse effect upon the Company’s consolidated operations or financial condition and management believes the Company has recognized appropriate reserves as necessary based on facts and circumstances known to management.

Item 1A. Risk Factors
This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 and the Condensed Consolidated Financial Statements of the Company and the notes thereto included herein for the six months ended June 30, 2009.
Changes in funding for public schools could cause the demand for our products to decrease.
We derive a significant portion of our revenues from public schools, which are heavily dependent on federal, state and local government funding. In addition, the school appropriations process is often slow, unpredictable and subject to many factors outside of our control. Budget cuts, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenues. Funding difficulties experienced by schools, which have been exacerbated by the current economic downturn and state budget deficits, could also cause those institutions to demand price decreases and could slow or reduce purchases of intervention products, which in turn could materially harm our business.

Our business may be adversely affected by changes in state educational funding, resulting from changes in legislation, both at the federal and state levels, changes in the state procurement process, changes in government leadership, emergence of other priorities and changes in the condition of the local, state or U.S. economy. While in the past few years the availability of state and federal funding for elementary and high school education has increased as a result of legislation such as the No Child Left Behind Act and its “Reading First” initiative, recent reductions in related appropriations and other declines in budgeted revenues in states that have traditionally purchased products and services from us have caused some school districts to reduce spending on the types of products and services that we produce, and we have been affected by these reductions. Moreover, future reductions in federal funding and the state and local tax bases could create an unfavorable environment, leading to budget shortfalls resulting in a further decrease in educational funding. Any decreased funding for public schools may harm our recurring and new business materially if our customers are not able to find and obtain alternative sources of funding.
We receive significant sales from certain states and reductions in public education spending in those states could cause the demand for our products to decrease.
In 2008, we derived more than 10% of our sales from the following three states in the following approximate percentages: California — 12%, Florida — 17% and Texas — 16%. California is experiencing significant budget problems in 2009 as a result of the current economic downturn and has announced that it anticipates reductions in its 2009/2010 spending for education relative to fiscal 2008/2009 levels. To the extent that the economic situation in any of these states causes reductions in public school spending, our sales to these states could be materially reduced which could harm our business and financial condition.

We participate in state adoptions and sales may be materially reduced if we are not able to replace sales in years subsequent to the first year of adoption or if states elect to defer or eliminate adoption purchases.
We participate in state-wide adoptions for education products, as well as intervention products when states issue specific adoption calls for intervention products. The cost of participating in such adoptions is high, with no guarantee of future sales. In addition, sales are traditionally high in the first year of adoption but decline in subsequent years, making it difficult to replace first year sales. After an adoption has occurred, states may elect to allow school districts to use adoption funds for alternative purposes other than the purposes stated in the initial adoption, as has occurred in Florida in 2009. Postponements of district-level adoptions could also limit market potential in other states, notably California, where the state has withheld more than $4 billion in scheduled allocations to school districts year-to-date in 2009 pending enactment of a budget for the fiscal year that began on July 1, 2009. We may not be able to recover costs we incur for participating in adoptions and sales may be materially reduced if we are not able to replace sales in years subsequent to adoption years or if states elect to defer or eliminate adoption purchases.
Failure to attract and retain customers could harm the business.
We sell products that may be purchased by our customers for use over multiple school years. Therefore, our ability to maintain and grow sales and profitability will depend significantly upon the ability to acquire new customers or increase sales to existing customers. Acquiring new customers or expanding student use within existing customers could prove challenging as a result of competition from larger, better capitalized competitors, reductions in state and local funding, customer preferences and any requirement to provide enhancements to product capabilities. We may also be adversely affected by existing customers who reduce or discontinue use of our products and services, which may occur if our product offering is less competitive with those of our competitors, or a result of budgetary constraints which are becoming increasingly problematic in the current economic downturn. If we are not successful in continuing to acquire additional customers or expanding business from the existing customers, our earnings may be adversely affected.
Changes in school procurement policies may adversely affect our business.
Many school districts have de-centralized their purchasing of educational products. Increasingly, purchasing decisions are being made at the school or classroom level, rather than at the school district level. This change has caused some educational product manufacturers to market through catalogs or other direct sales channels, rather than through distributors and sales representatives. Additionally, educational products are marketed over the Internet. If we are not able to respond to these new and evolving marketing techniques, our sales could suffer materially.

We will incur significant transaction and merger-related costs in connection with the merger.
We will incur significant legal, accounting and other transaction fees and other costs related to the planned merger transaction. The bulk of these costs are payable regardless of whether the mergers are completed. Moreover, under specified circumstances, we may be required to pay termination fees or to reimburse expenses in connection with the termination of the merger agreement.
Our sales and profitability will depend on our ability to continue to develop new products and services that appeal to customers and end users and respond to changing customer preferences.
We operate in markets that are characterized by continuous and rapid change, including product introductions and enhancements, changes in customer demands and evolving industry standards. In a period of rapid change, the technological and curriculum life cycles of our products are difficult to estimate. The demand for some of our more “mature” products and services has begun to migrate to other, newer products and services. As a result, we will need to continuously reassess our product and service offerings. We could make investments in new products and services that may not be profitable, or whose profitability may be significantly lower than we have experienced historically. If we are unable to anticipate trends and develop new products or services responding to changing customer preferences, our revenues and profitability could be adversely affected. Our business could be harmed if we are unable to develop new products and invest in existing products in an appropriate balance to remain competitive in the marketplace.
Our business is seasonal and our operating results fluctuate seasonally.
Our business is subject to seasonal fluctuations. Historically, revenue and income from our operations have been higher during the second and third calendar quarters. In addition, our quarterly results have fluctuated in the past, and can be expected to continue to fluctuate in the future, as a result of many factors, including:
•	general economic trends;

•	state and local budgets for education;

•	the traditional cyclical nature of educational material sales;

•	school, library and consumer purchasing decisions;

•	unpredictable funding of schools and libraries by federal, state and local governments;

•	consumer preferences and spending trends;

•	the need to increase inventories in advance of the primary selling season; and

•	the timing of introductions of new products and services.
If we are unable to compete effectively, we may be unable to successfully attract and retain customers and our profitability could be materially harmed.
The market for our products and services is highly competitive and is characterized by frequent product developments and enhancements of existing products. We do not assure you that products or services introduced by others will not be harmful to our business. Many companies, both privately and publicly owned, develop products and services similar to our products. These competitors include both basal suppliers, such as Houghton Mifflin/Harcourt (Riverdeep), Scott Foresman (Pearson), and McGraw-Hill, which offer, often as part of their core reading programs, intervention products, and supplemental suppliers, such as Scientific Learning Corporation and Scholastic Corporation. Several of our competitors have substantially greater financial, research and development, manufacturing and marketing resources than we do, as well as greater name recognition and larger customer bases. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products and services. These competitors may be successful in developing products and services that are more effective or less costly than any products or services that we provide currently or may develop in the future. Any incursions by competitors could materially and adversely affect our ability to attract and retain customers and thus may materially harm our business.
Our intellectual property protection may be inadequate, which may allow others to use our technologies and thereby reduce our ability to compete.
The technology underlying our services and products may be vulnerable to attack by our competitors. We rely on a combination of trademark, copyright and trade secret laws, employee and third party nondisclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. The steps that we have taken in order to protect our proprietary technology may not be adequate to prevent misappropriation of our technology or to prevent third parties from developing similar technology independently.

Technology content licensed from third parties may not continue to be available.
We license from third parties technology content upon which we rely to deliver products and services to customers. This technology may not continue to be available to us on commercially reasonable terms or at all. Moreover, we may face claims from persons who claim that our licensed technologies infringe upon or violate those persons’ proprietary rights. These types of claims, regardless of the outcome, may be costly to defend and may divert management’s efforts and resources.
Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and to pay substantial damages or restrict or prohibit us from selling our products.
Third parties may assert infringement or other intellectual property claims against us based on their intellectual property rights. If any of these claims are successful, we may be required to pay substantial damages, possibly including treble damages, for past infringement on our part. We also may be prohibited from selling our products or providing certain content without first obtaining a license from the third party, which, if available at all, may require us to pay additional fees or royalties to the third party. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, is often expensive and may divert management attention away from other business concerns.
Our success will depend in part on our ability to attract and retain key personnel.
Our success depends in part on our ability to attract and retain highly qualified executives and management, as well as creative and technical personnel. Members of our senior management team have substantial industry experience that is critical to the execution of our business plan. If they or other key employees were to leave the company, and we were unable to find qualified and affordable replacements for these individuals, our business could be harmed materially.

Our customer contracts are not likely to insulate us from potential reductions in revenues.
We provide products and services to several governmental agencies, school districts and educational facilities under contractual arrangements that, in most cases, are terminable at-will. We may have no recourse in the event of a customer’s cancellation of a contract that is terminable at-will. In addition, contracts awarded pursuant to a procurement process are subject to challenge by competitors and other parties during and after that process. The termination or successful challenge of significant contracts could materially and adversely affect our business, financial condition, results of operations and liquidity.
Increases in operating costs and expenses, many of which are beyond our control, could materially and adversely affect our operating performance.
We must control our employee compensation expenses and our printing, paper and distribution (such as postage, shipping and fuel) costs in order to be profitable. Our ability to control compensation expenses is limited by our need to offer our employees competitive salaries and benefit packages in order to attract and retain the quality of employees required to grow and expand our business. Our ability to control compensation expenses is also limited by general economic factors, including those affecting costs of health insurance, as well as by trends specific to the employee skills that we require. Paper prices fluctuate based on worldwide demand and supply for paper, in general, as well as for the specific types of paper we use. If there is a significant disruption in the supply of paper or a significant increase in paper costs, which would generally be beyond our control, or if our strategies to manage these costs are ineffective, our results of operations could be materially and adversely affected.
Acquisitions, if completed, could adversely affect our operations.
We may seek potential acquisitions of products, technologies and businesses in the education industry that could complement or expand our current product and service offerings and businesses. In the event that we identify appropriate acquisition candidates, we may not be able to successfully negotiate, finance or integrate the acquired products, technologies or businesses. Furthermore, such an acquisition could cause a diversion of management’s time and resources. Any particular acquisition, when completed, may materially and adversely affect our business, results of operations, financial condition or liquidity.

The failure to manage growth properly could have a material adverse effect upon our business, results of operations, financial condition or liquidity.
The educational products industry is a fragmented industry. If this industry becomes more concentrated over time, it will be important for us to grow and to manage our growth effectively. Our ability to manage growth, if any, will require us to expand our management team and assure that our systems and controls are designed to support this growth. Any measurable growth in business will result in additional demands on customer support, sales, marketing, administrative and technical resources, and upon our systems and controls. We may not be able to successfully address these additional demands, and our operating and financial control systems may not be adequate to support future operations and anticipated growth.
We use the Internet extensively, and federal or state governments may adopt laws or regulations that could expose us to substantial liability and/or taxation in connection with these activities.
As a result of increasing usage of the Internet, federal and state governments may adopt laws or regulations regarding commercial online services, the Internet, user privacy, intellectual property rights, content and taxation of online communications. Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent and could expose us to substantial liability. Furthermore, various proposals at the federal, state and local levels could impose additional taxes on Internet sales. These laws, regulations and proposals could decrease Internet commerce and other Internet uses and adversely affect the success of our online products and business.
We could experience system failures, software errors or capacity constraints, any of which would cause interruptions in the delivery of electronic content to customers and ultimately may cause us to lose customers.
Any significant delays, disruptions or failures in the systems, or errors in the software, that we use for the technology-based component of our products, as well as for internal operations, could harm our business materially. We have occasionally suffered computer and telecommunication outages or related problems in the past. The growth of our customer base, as well as the number of websites we may provide, could strain our systems in the future and will likely magnify the consequences of any computer and telecommunications problems that we may experience.

Many of the systems that we use to deliver our services to customers are located in multiple facilities across several states. However, destruction or disruption at a single site can cause a system-wide failure. Although we maintain property insurance on these premises, claims for any system failure could exceed our coverage. In addition, our products could be affected by failures associated with third party hosting providers or by failures of third party technology used in our products, and we may have no control over remedying these failures.
Any failures or problems with our systems or software could force us to incur significant costs to remedy the failure or problem, decrease customer demand for our products, tarnish our reputation and harm our business materially.
Our systems will face security risks and we need to ensure the privacy of our customers.
Our systems and websites may be vulnerable to unauthorized access by hackers, computer viruses and other disruptive problems. Any security breaches or problems could lead to misappropriation of our customers’ information, our websites, our intellectual property and other rights, as well as disruption in the use of our systems and websites. Any security breach related to our websites could tarnish our reputation and expose us to damages and litigation. We also may incur significant costs to maintain our security precautions or to correct problems caused by security breaches. Furthermore, to maintain these security measures, we may be required to monitor our customers’ access to our websites, which may cause disruption to customers’ use of our systems and websites. These disruptions and interruptions could harm our business materially.
We have a single distribution center and could experience significant disruption of business and ultimately lose customers in the event it was damaged or destroyed.
We store and distribute the majority of our printed materials through a single warehouse in Dallas, Texas. In the event that warehouse were damaged or destroyed, we would likely experience significant delays in responding to customer requests. Customers often purchase materials very close to the beginning of the school year, and any delivery delays could cause our customers to turn to competitors for products that they need immediately. Although we maintain adequate property insurance on our distribution center, the loss of customers could have a long-term, detrimental impact on our reputation and business.

The complexity of our distribution operations may subject us to technological risk.
Our distribution centers are highly automated, which means that our operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions and other system failures. Risks associated with upgrading or expanding these centers may significantly disrupt or increase the cost of operating these centers.
Our business may not grow as anticipated if we are not able to maintain and enhance our brands.
We believe that maintaining and enhancing our brands is important to attracting and retaining customers. Our success in growing brand awareness will depend in part on our ability to continually provide high quality programs and solutions that enhance the learning process. Competitors may offer goods and services similar to those offered by the combined company, which may diminish the value of our brand. In addition, some of our brand names are new, or have changed or may be changed, and we may not successfully maintain and grow our brand equity.
Failure to efficiently manage our direct marketing initiatives could negatively affect our business.
We use various direct marketing strategies to market our products, including direct mailings, catalogs, online marketing and telemarketing. In each case, we rely on our customer list, which is a database containing information about current and prospective customers. We use this database to develop and implement our direct marketing campaigns. Managing the frequency of our direct marketing campaigns and delivering appropriately tailored products in these campaigns is crucial to maintaining and increasing our customer base and achieving adequate results from our direct marketing efforts. We also face the risk of unauthorized access to our customer database or the corruption of our database as a result of technology failure or otherwise. Enhancing and refreshing the database, maintaining the ability to use the information available from the database, and properly using the available information is vital to the success of our business, and our failure to do so could lead to decreased sales and could materially and adversely affect our results of operations, financial condition and liquidity.

We have been subjected to material accounting irregularities in recent years, which could result in enhanced regulatory scrutiny in the future and could undermine the confidence that some investors may have in the integrity of our financial statements.
In early 2006, we announced that we had identified potential material irregularities in our accounting that were to be investigated by our audit committee, with the assistance of outside experts. In July 2006, we announced that our audit committee had completed its investigation and issued a statement that detailed the key findings, including that the evidence indicated that a single individual was responsible for the misstatements. After completion of that investigation, we restated certain of our previously filed financial statements. The fact that we have experienced material accounting irregularities within the past six years could result in enhanced regulatory scrutiny and could impair the confidence of investors and potential acquirers in the integrity of our financial statements.
The proposed transaction may not be completed, which may significantly harm the market price of our common stock and our future business and financial results.
Although Cambium and Voyager have signed the merger agreement in furtherance of the proposed mergers of Cambium and Voyager with and into newly formed subsidiaries of Holdings, the completion of the merger transaction is subject to stockholder and regulatory approvals and other closing conditions, and there is no assurance that all of the conditions to closing will be met or that the mergers will be completed on a timely basis or at all. In addition, Cambium and Voyager each may unilaterally terminate the merger agreement without the payment of a fee if the mergers are not completed on or before December 31, 2009, and Cambium has the right to terminate the merger agreement at any time, for any reason not otherwise specified in the merger agreement, subject only to its obligation to pay to Voyager a termination fee of $4.5 million. The Merger Agreement may also be terminated for several other reasons, all as more fully described in the Merger Agreement. Although we expect to continue operations if the transaction is not completed for any reason, we may be harmed in a number of ways, including the following:
•	to the extent that the current market price of our common stock reflects an increase resulting from a market assumption that the transaction will be completed, the market price of our common stock may decline by the value attributed to this assumption, or could decline even more;
•	we may be required to pay a termination fee of up to $7.5 million if the mergers are terminated under specified circumstances, and if any of this fee were to be paid, we would experience a material negative effect on our financial condition and results of operations;
•	an adverse reaction from our investors and potential investors may reduce future opportunities for financings or business combinations;

•	the pendency of the mergers, as well as customary covenants in the merger agreement that limit each party’s ability to take specified actions without the other party’s consent, may cause us to defer or potentially lose business opportunities that we might have otherwise pursued;
•	matters relating to the mergers require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to Voyager; and
•	Our costs and expenses related to the transaction, including legal and accounting fees and fees payable to our financial advisors, as well as expenses relating to printing of proxy materials and solicitation of proxies, must be paid even if the planned merger is not completed.
In addition, we could be subject to litigation related to any failure to complete the planned merger. If the planned merger is not completed, any of these risks may materialize and may materially and adversely affect the stock price of Voyager and our financial results and ongoing business.
Our stock price may be volatile, and the market price of our common stock may decline in value.
Historically, the market price of our common stock has fluctuated. Any price fluctuations of our common stock may be unrelated or disproportionate to our actual operating performance, and may be due to factors beyond our control.
Broad market and industry factors, as well as factors specifically relating to our business, may adversely affect the market price of our common stock. Some of the factors that may cause our market price to fluctuate include:
•	actual or anticipated variations in our financial results;
•	changes in estimates or recommendations by securities analysts, if any, covering our common stock;
•	our failure to meet analysts’ expectations;
•	conditions or trends in the industry in which we operate, including governmental or regulatory changes affecting education;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	additions or departures of key personnel;

•	the entry into, or termination of, key agreements or arrangements affecting our business or operations; and
•	future sales of our securities, including sales of common stock by our directors and officers or strategic investors.

The stock markets in general have experienced substantial and unprecedented volatility in recent years, which volatility generally has been unrelated to the operating performance of individual companies. Should this market volatility continue, these broad market fluctuations could materially and adversely affect the trading price of our common stock. In the past, companies that have experienced significant volatility in the market price of their stock have been the objects of securities class action litigation.
If we were to become the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.
We do not expect to pay dividends on our common stock in the short term.
It is unlikely that we will pay any dividends to holders of our common stock in the short term, and we may never pay any dividends. We anticipate that we will retain our earnings, if any, for future growth. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual limitations, restrictions imposed by applicable law, business and investment strategy and any other factors that our board of directors deems relevant. As a result, the appreciation, if any, of the price of our common stock may be the only source of a return to stockholders.
We may seek to raise additional funds, finance additional acquisitions or develop strategic relationships by issuing additional securities, including capital stock.
In the future, we may seek to raise additional funds, finance additional acquisitions or develop or engage in strategic relationships by issuing equity or debt securities. The issuance of equity securities, including debt securities that are convertible into equity, would reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued equity securities could have rights, preferences and privileges senior to those of the holders of our common stock. The issuance of new debt securities could subject us to covenants which constrain our ability to grow or otherwise take steps that may be favored by holders of our common stock.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits previously filed and incorporated herein by reference. Exhibits preceded by a plus sign (+) indicate a management contract or compensatory plan or arrangement.

No.	Description
* 2.1
Asset Purchase Agreement, dated October 28, 2005 by and among, the Company, ProQuest Information and Learning Company, and National Archive Publishing Company is incorporated by reference to ProQuest Company’s Form 10-Q dated November 10, 2005, File No. 001-07680.(1)

* 2.2
Agreement and Plan of merger by and among ProQuest Company, VEL Acquisition Corp., PQED Expanded Learning, Inc., and R. Best Associates, Inc. dated as of December 13, 2004 is incorporated by reference to ProQuest Company’s Form 8-K/A dated February 10, 2005, File No. 001-07680.(1)

* 2.3
Asset Purchase Agreement, dated August 9, 2006 by and between the Company and Dealer Computer Services, Inc., is incorporated by reference to the Company’s Form 8-K filed August 15, 2006, File No. 001-07680.(1)

* 2.4
Stock and Assets Purchase Agreement, dated October 20, 2006 by and between the Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed October 23, 2006, File No. 001-07680.(1)

* 2.8
Amendment No. 1 to Stock and Asset Purchase Agreement dated as of November 1, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed November 6, 2006, File No. 001-07680.

* 2.9
Subscription Agreement and Plan of Merger dated as of December 14, 2006, by and between ProQuest Company and Cambridge Scientific Abstracts, Limited Partnership, are incorporated by reference to the Company’s Form 8-K filed December 20, 2006, File No. 001-07680.(1)

* 2.10
Letter Agreement Regarding Subscription Agreement and Plan Of Merger, dated February 8, 2007, by and between ProQuest Company and Cambridge Scientific Abstracts, Limited Partnership, is incorporated by reference to the Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

*2.11	Letter Agreement regarding Subscription Agreement and Plan of Merger is incorporated by reference to ProQuest Company’s Form 8-K filed February 15, 2007, File No. 001-07680.

*2.12
Agreement and Plan of Mergers by and among Voyager-Cambium Holdings, Inc. (f/k/a Cambium Holdings, Inc.), Voyager Learning Company, VSS-Cambium Holdings II Corp., Vowel Acquisition Corp., Consonant Acquisition Corp. and Vowel Representative, LLC, solely in its capacity as stockholders’ representative, dated as of June 20, 2009 is incorporated by reference to Voyager Learning Company’s Form 8-K filed June 20, 2009, File No. 001-07680.

* 3.1	Form of Amended and Restated Certificate of Incorporation of ProQuest Company is incorporated by reference to ProQuest Company’s Form 10-K dated March 29, 2002, File No. 001-07680.

* 3.3	Bylaws of ProQuest Company as amended adopted on March 1, 2006 is incorporated by reference to ProQuest Company’s Form 8-K dated March 7, 2006, File No. 001-07680.

* 3.4	Certificate of Ownership and Merger of Voyager Learning Company into ProQuest Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 2, 2007, File No. 001-07680.

No.	Description
* 3.5	Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year is incorporated by reference to Voyager Learning Company’s Form 8-K dated December 26, 2007, File No. 001-07680.

* + 10.1
Amended and Restated Profit Sharing Retirement Plan is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s (f/k/a Bell & Howell Operating Company) Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.2	Amended and Restated Replacement Benefit Plan is incorporated herein by reference to Exhibit 10.4 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.3	Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.3 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.4	Deferred Benefit Trust is incorporated herein by reference to Exhibit 10.10 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* 10.5
Registration Rights Agreement dated as of May 10, 1988 by and among Bell & Howell Group, Inc., and each of the Purchasers referred to therein is incorporated herein by reference to Exhibit 10.1 to Bell & Howell Company’s Registration Statement on Form S-1, as amended, Registration No. 33-63556.

* + 10.6	2003 ProQuest Strategic Performance Plan is incorporated by reference to ProQuest Company’s S-8 dated August 28, 2003, File No. 333-101186.

* + 10.7	Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* + 10.8	Supplement A to Bell & Howell Company Executive Deferred Compensation Plan is incorporated by reference to ProQuest Company’s Form 10-K dated March 27, 2003, File No. 001-07680.

* + 10.9
Bell & Howell Profit Sharing Retirement Plan and Bell & Howell Associate Stock Purchase Plan, is incorporated herein by reference to Bell & Howell Company’s Registration Statement on Form S-8, Registration No. 33-99982.

* + 10.10	Form of Restricted Stock Award Agreement for 2003 ProQuest Company Strategic Performance Plan is incorporated by reference to ProQuest Company’s Form 8-K dated March 16, 2005, File No. 001-03246.

* + 10.11	ProQuest Company Separation Benefits Plan is incorporated by reference to ProQuest Company’s Form 8-K dated December 14, 2005, File No. 001-07680.

* + 10.12
Retention agreements dated July 13, 2006 between ProQuest Company and Todd Buchardt and Linda Longo-Kazanova is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

* 10.13
Restricted Covenants Agreement, dated November 28, 2006, by and between ProQuest Company and Snap-on Incorporated, is incorporated by reference to the Company’s Form 8-K filed December 4, 2006, File No. 001-07680.

* 10.14
Tri-Party agreement by and among Transwestern Great Lakes, L.P., Voyager Learning Company, and ProQuest LLC is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

* 10.15
Lease Termination agreement by and between Transwestern Great Lakes, L.P., and ProQuest LLC, as successor in interest to ProQuest Company is incorporated by reference to Voyager Learning Company’s Form 8-K dated January 31, 2008, File No. 001-07680.

No.	Description
10.16	Second Amendment Agreement by and among Transwestern Great Lakes, L.P., and Voyager Learning Company, formerly known as ProQuest Company, and ProQuest LLC.

10.17	Sublease Agreement by and among ProQuest LLC, and Voyager Learning Company.

* 10.18
Memorandum of Understanding dated July 22, 2008 by the parties to the Consolidated Shareholder derivative action styled In re ProQuest Company Shareholder Derivative Litigation is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 23, 2008, File No. 001-07680.

* 10.19
Memorandum of Understanding dated December 3, 2008 by the parties to the Consolidated Shareholder derivative action styled In re ProQuest Company Shareholder Derivative Litigation is incorporated by reference to Voyager Learning Company’s Form 8-K dated December 4, 2008, File No. 001-07680.

*+ 10.20
Compensation agreement dated March 3, 2009, between Voyager Expanded Learning and John Campbell is incorporated by reference to Voyager Learning Company’s Form 10-K dated March 6, 2009, File No. 001-07680.

*+10.21	Employment agreement dated April 9, 2009, between Voyager Learning Company and Ron Klausner is incorporated by reference to Voyager Learning Company’s Form 10-Q dated May 11, 2009, File No. 001-07680.

*+10.22
Employment agreement dated May 8, 2009, between Voyager Learning Company and Richard Surratt is incorporated by reference to Voyager Learning Company’s Form 10-Q dated May 11, 2009, File No. 001-07680.

*+10.23	Employment agreement dated May 8, 2009, between Voyager Learning Company and Todd Buchardt is incorporated by reference to Voyager Learning Company’s Form 10-Q dated May 11, 2009, File No. 001-07680.

*10.24
Waiver and Termination of Registration Rights Agreement, dated as of July 21, 2009, by and between Voyager Learning Company and Keystone Group, L.P. and The Anne T. and Robert M. Bass Foundation is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 27, 2009, File No. 001-07680.

*10.25	Klausner Waiver of Stock Options is incorporated by reference to Voyager Learning Company’s Form 8-K dated April 15, 2009, File No. 001-07680.

*10.26
Voting and Support Agreement given to Voyager Learning Company by VSS-Cambium Holdings III, LLC is incorporated by reference to Voyager Learning Company’s Form 8-K dated June 20, 2009, File No. 001-07680.

*10.27
Form of Contingent Rights Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC and Wells Fargo Bank, National Association is incorporated by reference to Voyager Learning Company’s Form 8-K dated June 20, 2009, File No. 001-07680.

*10.28
Form of Escrow Agreement by and among Cambium-Voyager Holdings, Inc., Vowel Representative, LLC, Voyager Learning Company, Richard Surratt and Wells Fargo Bank, National Association is incorporated by reference to Voyager Learning Company’s Form 8-K dated June 20, 2009, File No. 001-07680.

*10.29
Form of Stockholders Agreement by and among Cambium-Voyager Holdings, Inc., VSS-Cambium Holdings III, LLC and Vowel Representative, LLC is incorporated by reference to Voyager Learning Company’s Form 8-K dated June 20, 2009, File No. 001-07680.

*+10.30
Retention Agreement, dated July 13, 2006, by and between Voyager Learning Company (f/k/a ProQuest Company) and Todd Buchardt is incorporated by reference to Voyager Learning Company’s Form 10-K dated August 31, 2007, File No. 001-07680.

No.	Description
+10.31	Employment agreement dated June 19, 2009, between Voyager Expanded Learning and Brad Almond.

10.32	Letter Agreement, dated June 20, 2009, by and among Voyager Learning Company, Cambium-Voyager Holdings, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III and VSS Cambium Holdings II Corp.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

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

(1)	This agreement contains a brief list identifying all schedules and exhibits thereto. Such schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	VOYAGER LEARNING COMPANY
/s/ Richard J. Surratt
President and CEO

/s/ Bradley C. Almond
Vice President and Chief Financial Officer

EXHIBIT INDEX

Index Number	Description

10.16	2nd Amendment Agreement by and among Transwestern Great Lakes, L.P., and Voyager Learning Company, formerly known as ProQuest Company, and ProQuest LLC

10.17	Sublease Agreement by and among ProQuest LLC, and Voyager Learning Company

†10.31	Employment agreement dated June 19, 2009, between Voyager Expanded Learning and Brad Almond.

10.32	Letter Agreement, dated June 20, 2009, by and among Voyager Learning Company, Cambium-Voyager Holdings, Inc. (f/k/a Cambium Holdings, Inc.), VSS-Cambium Holdings III and VSS Cambium Holdings II Corp.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Richard J. Surratt, President and CEO of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Bradley C. Almond, Vice President and Chief Financial Officer of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002