Form 10-Q
period 2009-09-30
Voyager Learning CO
filed 2009-11-06
CIK 215219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 30, 2009 was 29,874,145.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net sales	$32,575	$27,267	$79,584	$76,418
Cost of sales (exclusive of depreciation and amortization shown separately below)	(10,694)	(9,956)	(26,298)	(27,837)

Gross profit	21,881	17,311	53,286	48,581

Research and development expense	(1,274)	(1,141)	(3,436)	(3,743)
Sales and marketing expense	(8,541)	(8,005)	(22,615)	(25,410)
General and administrative expense	(5,939)	(8,077)	(18,379)	(24,286)
Depreciation and amortization expense	(4,922)	(5,258)	(14,605)	(16,083)
Goodwill impairment	(5,191)	—	(27,175)	—
Lease termination costs	—	—	—	(11,673)

Loss before interest, other income (expense) and income taxes	(3,986)	(5,170)	(32,924)	(32,614)

Net interest income (expense):
Interest income	9	136	70	712
Interest expense	(135)	(77)	(611)	(231)

Net interest income (expense)	(126)	59	(541)	481

Other income (expense), net	(230)	1	954	790

Loss before income taxes	(4,342)	(5,110)	(32,511)	(31,343)
Income tax benefit (expense)	(366)	—	81	—

Net loss	$(4,708)	$(5,110)	$(32,430)	$(31,343)

Net loss per common share:
Basic net loss per common share	$(0.16)	$(0.17)	$(1.09)	$(1.05)
Diluted net loss per common share	$(0.16)	$(0.17)	$(1.09)	$(1.05)

Average number of common shares and equivalents outstanding:
Basic	29,874	29,871	29,874	29,871
Diluted	29,874	29,871	29,874	29,871
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$85,325	$67,302
Accounts receivable, net	14,789	7,371
Income tax receivable	4,684	19,782
Inventory	12,568	15,196
Other current assets	7,451	33,826

Total current assets	124,817	143,477

Property, equipment and software at cost	19,708	16,543
Accumulated depreciation and amortization	(12,498)	(9,718)

Net property, equipment and software	7,210	6,825

Goodwill	72,542	99,717
Acquired curriculum intangibles, net	30,437	38,594
Other intangible assets, net	4,503	5,218
Developed curriculum, net	8,994	8,903
Other assets	1,536	1,363

Total assets	$250,039	$304,097

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of capital lease obligations	$152	$149
Accounts payable	1,773	1,962
Accrued expenses	14,699	40,866
Deferred revenue, less long-term portion	32,216	27,917

Total current liabilities	48,840	70,894

Long-term liabilities:
Capital lease obligations, less current maturities	63	96
Other liabilities	21,029	20,348

Total long-term liabilities	21,092	20,444

Commitments and contingencies (See Note 15)

Shareholders’ equity:
Common stock ($.001 par value, 50,000 shares authorized, 30,550 shares issued and 29,874 shares outstanding at September 30, 2009, and December 31, 2008)	30	30
Capital surplus	357,823	357,741
Accumulated earnings (deficit)	(161,657)	(129,227)
Treasury stock, at cost (676 shares at September 30, 2009 and at December 31, 2008)	(16,836)	(16,836)
Other comprehensive income (loss):
Pension and postretirement plans, net of tax benefit of $392 and $713 at September 30, 2009 and December 31, 2008, respectively	788	1,093
Net unrealized gain (loss) on securities, net of tax expense of $39 at September 30, 2009 and December 31, 2008	(41)	(42)

Accumulated other comprehensive income	747	1,051

Total shareholders’ equity	180,107	212,759

Total liabilities and shareholders’ equity	$250,039	$304,097

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Voyager Learning Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Operating activities:

Net loss	$(32,430)	$(31,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	27,175	—
Depreciation and amortization	14,605	16,083
Non-cash lease termination costs	—	673
Stock-based compensation	220	688
Loss (gain) on sale of available for sale securities	1	(136)
Deferred income taxes	60	—
Non-cash tax benefit	(321)	—

Changes in operating assets and liabilities:
Accounts receivable, net	(7,418)	(11,329)
Income tax receivable	15,098	1,445
Inventory	2,628	(1,668)
Other current assets	14,707	4,430
Other assets	(173)	(11)
Accounts payable	(189)	(360)
Accrued expenses	(26,167)	(10,004)
Deferred revenue	6,010	7,593
Other long-term liabilities	(657)	(1,838)
Other, net	(16)	53

Net cash provided by (used in) operating activities	13,133	(25,724)

Investing activities:
Expenditures for property, equipment, developed curriculum, and software	(6,112)	(5,904)
Purchases of equity investments available for sale	(10)	(675)
Proceeds from sales of equity investments available for sale	11,139	1,756

Net cash provided by (used in) investing activities	5,017	(4,823)

Financing activities:
Principal payments under capital lease obligations	(127)	(208)

Net cash used in financing activities	(127)	(208)

Increase (decrease) in cash and cash equivalents	18,023	(30,755)

Cash and cash equivalents, beginning of period	67,302	53,868

Cash and cash equivalents, end of period	$85,325	$23,113

Non-cash financing and investing activities:
Acquisition of equipment through capital leases	$97	$—
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
          As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Due to seasonality, the results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
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
Note 2 — Planned Business Combination
          On June 22, 2009 the Company announced that it entered into a definitive merger agreement (the “Merger Agreement”), dated as of June 20, 2009, to combine with Cambium Learning, Inc. (“Cambium”), an education company serving the needs of at-risk and special student populations in the pre-kindergarten through twelfth grade market. The planned business combination will be effected through a newly-formed company, Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.) (“Holdings”), which will acquire both companies and issue shares in the combined company to stockholders of each of the Company and Cambium. Holdings will be majority owned by VSS-Cambium Holdings III, LLC, which will be majority owned by Veronis Suhler Stevenson, a private equity investor in the information, education and media industries and current majority owner of VSS-Cambium Holdings, LLC, which indirectly owns Cambium. Upon completion of the planned mergers, Holdings will be a public company, and anticipates having its common stock approved for listing on the NASDAQ Global Market.
          Under the terms of the Merger Agreement, each stockholder of the Company will be entitled to receive, in exchange for each share of the Company’s common stock owned by such stockholder, the following consideration: (i) at the election of the stockholder, either one share of common stock of Holdings or $6.50 in cash, subject to a potential pro-rata reduction; (ii) a pro-rata amount of certain tax refunds received by the Company prior to the closing of the transaction reduced by the amount of the tax refunds contractually required to be placed in escrow at closing; and (iii) a contingent value right payable periodically on the nine and eighteen month anniversary of the effective time of the mergers and on or about October 15, 2013.
          Under applicable accounting guidance for business combinations, Cambium is the accounting acquirer and the Company is the acquiree. As such, if and when the planned mergers are completed, the Company will cease to be a reporting entity and Cambium’s financial statements will be the historical financial statements of Holdings. The planned merger is subject to approval by the stockholders of the Company and other closing conditions. The Company expects the merger to be completed no later than year end 2009.
Note 3 — Accounts Receivable
          Accounts receivable are stated net of allowances for doubtful accounts and estimated sales returns. The allowance for doubtful accounts and estimated sales returns totaled $0.7 million at September 30, 2009 and December 31, 2008. The allowance for doubtful accounts is based on a review of the outstanding accounts receivable balances and historical collection experience. The allowance for sales returns is based on historical rates of return as well as other factors that management believes could reasonably be expected to cause sales returns to differ from historical experience.

Note 4 — Stock-Based Compensation
          The total amount of pre-tax expense for stock-based compensation recognized in general and administrative expense was $0.1 million and $0.2 million in the quarters ended September 30, 2009 and September 30, 2008, respectively, and $0.2 million and $0.7 million in the nine month periods ended September 30, 2009 and September 30, 2008, respectively.
          There were no issuances of stock-based compensation awards during the three or nine months ended September 30, 2009.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Shares in thousands)	2009	2008	2009	2008
Basic	29,874	29,871	29,874	29,871
Dilutive effect of awards	—	—	—	—

Diluted	29,874	29,871	29,874	29,871

          No awards were included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2009 and September 30, 2008 because a loss from continuing operations occurred and to include them would be anti-dilutive.

Note 6 — Fair Value Measurements
          Effective fiscal 2008, the Company adopted new accounting guidance on fair value measurements and disclosures that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the guidance for all recurring financial assets and liabilities beginning fiscal 2008 and for all other nonfinancial assets and liabilities beginning fiscal 2009. The adoption of this accounting guidance had no impact on the Company’s Condensed Consolidated Financial Statements.
          Fair value is defined by this accounting guidance as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.
          All of the Company’s financial assets and liabilities are valued using quoted prices in active markets, which are considered Level 1 inputs under this accounting guidance.
          The carrying values for other current financial assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments.
Note 7 — Comprehensive Income (Loss)
          Comprehensive loss includes net loss, pension and postretirement liability, net unrealized gain (loss) on available-for-sale securities, and the write-off of tax benefit resulting from the partial settlement of the U.S. defined benefit pension plan (See Note 12 herein).
          Comprehensive loss is shown in the table below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net loss	$(4,708)	$(5,110)	(32,430)	(31,343)

Other comprehensive income (loss):
Pension and postretirement plans	(7)	(7)	16	(20)
Unrealized gain (loss) on securities	—	(11)	1	(211)
Write-off of tax benefit on pension settlement	—	—	(321)	—

Comprehensive loss	$(4,715)	$(5,128)	$(32,734)	$(31,574)

Note 8 — Impairment
          The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

(Dollars in thousands)
Balance as of December 31, 2008	99,717

Goodwill impairment	(27,175)

Balance as of September 30, 2009	$72,542

          Under applicable accounting guidance for goodwill and other intangibles, goodwill and other indefinite-lived intangible assets are no longer amortized but are instead reviewed for impairment at least annually and whenever a triggering event is determined to have occurred in an interim period.
          The Company’s annual impairment testing is performed during the fourth fiscal quarter. As expected, during 2009 the Company continued to experience the adverse marketplace and economic conditions that began to impact the Company in 2008. As a result of these conditions, the Company performed goodwill impairment tests during the second and third quarters of 2009. Additionally, the Company announced the Merger Agreement during the second quarter of 2009 and this planned business combination was considered a triggering event requiring ongoing goodwill impairment review. See Note 2 for additional information on the planned business combination. Although the terms of the Merger Agreement are fixed, the estimated purchase price may continue to be refined, which could result in future goodwill impairment charges. Additionally, because the terms of the Merger Agreement are fixed, increases in the Company’s net assets could result in future goodwill impairment charges.
          As a result of these impairment reviews, the Company recorded a goodwill impairment charge of $22.0 million during the second quarter of 2009 and $5.2 million during the third quarter of 2009.
          The first step of impairment testing during the second and third quarters of 2009 showed that the book value of the Company’s single reporting unit exceeded its fair value; therefore, a second step of testing was required. The fair value was determined using an estimated purchase price from the Merger Agreement. The final total purchase price could materially differ from the value estimated due to numerous factors including the value of Holdings as of the date of the merger, the timing of completion of the merger, stockholder elections to receive cash versus common stock of Holdings, and the value of cash received by stockholders for tax refunds and the contingent value right. The fair value was estimated as $184.1 million at the time the second quarter test was performed and $184.3 million at the time the third quarter test was performed.
          The second step requires the allocation of fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination, and is dependent on multiple assumptions and estimates, including estimated purchase price, future cash flow projections with a terminal value multiple, and the discount rate used to determine the expected present value of the estimated future cash flows. Future cash flow projections are based on management’s best estimates of economic and market conditions over the projected period including industry fundamentals such as the state of educational funding, revenue growth rates, future costs and operating margins, working capital needs, capital and other expenditures, and tax rates. The discount rate applied to the future cash flows is a weighted-average cost of capital and takes into consideration market and industry conditions, returns for comparable companies, the rate of return an outside investor would expect to earn, and other relevant factors. As a result of the second step of our second and third quarter impairment tests, the goodwill balance for the reporting unit as of each of these measurement dates was determined to be partially impaired.
          In performing our test of goodwill impairment the Company also tested its other long lived assets. No impairment was indicated for these other long lived assets.
Note 9 — Other Current Assets
          Other current assets at September 30, 2009 and December 31, 2008 consisted of the following:

	As of
	September 30,	December 31,
(Dollars in thousands)	2009	2008
Available for sale securities	$2,024	$13,137
Short-term deferred tax asset	1,439	1,994
Deferred costs	2,846	1,907
Insurance receivable	—	15,000
Other	1,142	1,788

Total	$7,451	$33,826

          See Note 15 for a description of the legal contingency accrual related to the putative securities class actions and the related receivable from the Company’s insurance providers.

Note 10 — Accrued Expenses
          Accrued expenses at September 30, 2009 and December 31, 2008 consisted of the following:

	As of
	September 30,	December 31,
(Dollars in thousands)	2009	2008
Salaries, bonuses and benefits	$7,897	$6,900
Corporate transition costs	1,388	1,879
Pension and post-retirement medical benefits	1,263	6,675
Deferred compensation	629	3,233
Legal contingency accrual	55	20,000
Transaction costs	660	—
Other	2,807	2,179

Total	$14,699	$40,866

          See Note 13 for a description of our corporate transition costs.
          See Note 15 for a description of the settlement of the legal contingency accrual related to the putative securities class actions.
          Transaction costs relate to professional service fees incurred but not paid for the merger with Cambium. See Note 2 for a description of the Merger Agreement.
Note 11 — Other Liabilities
          Other liabilities at September 30, 2009 and December 31, 2008 consisted of the following:

	As of
	September 30,	December 31,
(Dollars in thousands)	2009	2008
Pension and post-retirement medical benefits, long-term portion	$9,595	$10,239
Long-term deferred tax liability	2,143	2,638
Long-term deferred revenue	3,301	1,590
Long-term deferred compensation	1,111	2,765
Long-term income tax payable	1,248	640
Other	3,631	2,476

Total	$21,029	$20,348

Note 12 — Pension and Other Postretirement Benefit Plans
          Components of net periodic benefit costs are:

	Three Months Ended
	U.S Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	173	311	1	1
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	—	18	(7)	(25)

Net pension and other postretirement benefit cost (income)	$173	$329	$(6)	$(24)

	Nine Months Ended
	U.S Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	517	932	4	4
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	—	54	(22)	(74)

Net pension and other postretirement benefit cost (income)	$517	$986	$(18)	$(70)

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
Note 13 — Corporate Transition
          On February 12, 2007, after the sale of ProQuest Business Solutions and ProQuest Information and Learning, the Company’s Board

of Directors approved the closing of the corporate office in Ann Arbor, Michigan and this plan was announced to employees. The transition plan, which was completed by year-end 2008, included the elimination of redundant positions and transitioning the performance of certain operational activities to Dallas, Texas. The Company expects to incur approximately $4.1 million in severance and retention expense related to the transition plan, all of which was accrued in prior years. As of September 30, 2009, approximately $1.7 million remains accrued. In May 2009 one of the affected employees signed a new employment agreement that reduced the applicable severance payments by $0.3 million. This change in estimate was recorded in the second quarter in general and administrative expense. The change in the accruals for corporate transition costs related to severance and retention payments and reduction in accrual for change in employment agreement for the nine month period ended September 30, 2009 is as follows:

(Dollars in thousands)
Balance as of December 31, 2008	$2,556

Accrual changes	(342)

Payments made	(493)

Balance as of September 30, 2009	$1,721

Current portion	$1,388

Long-term portion	$333

Note 14 — Uncertain Tax Positions
          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2008	$14,616

Increases for changes in estimates during the current period	722
Decreases related to settlements	(136)

Balance as of September 30, 2009	$15,202

          During the three and nine months ended September 30, 2009, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $0.7 million, primarily related to an increase in estimate related to an existing tax position, and a decrease to its liability of approximately $0.1 million, primarily related to settlement of a state income tax filing position.

          Included in the balance of unrecognized tax benefits at September 30, 2009 are approximately $1.2 million of tax benefits that, if recognized, would affect the effective tax rate. Because of the impact of deferred tax accounting and the availability of tax attributes, the majority of the tax positions would ordinarily not affect the effective tax rate or the payment of cash to the taxing authorities. However, due to the limited evidence to support the realization of these tax assets a valuation allowance is required.
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
          On January 29, 2008, the Court entered an order consolidating the two cases and approving co-lead and co-liaison counsel representing plaintiffs. On March 20, 2008, plaintiffs filed a consolidated amended complaint alleging claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, imposition of a constructive trust, violations of the Sarbanes-Oxley Act of 2002 and violations of the Securities Exchange Act of 1934 against current and former officers or directors of the Company and one of its subsidiaries. On December 3, 2008 the Company reached an agreement in principle to settle the shareholder derivative litigation law suit filed against it and certain officers and directors in the Court. Under the terms of the agreement, the Company and its insurers would pay an amount not to exceed $650,000 in attorneys’ fees and agree to maintain or adopt additional corporate governance standards. The Company’s portion of this amount is equal to $500,000. The parties entered into a Stipulation of Settlement on January 9, 2009. This Stipulation of Settlement was approved by the Court and a Final Judgment and Order was signed by the Court on March 31, 2009. Subject to an annual review of the corporate governance standards by the Court, this Final Judgment and Order fully resolves the matters asserted in this litigation.

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
          The Company has letters of credit in the amount of $0.8 million outstanding as of September 30, 2009 to support workers’ compensation insurance coverage as well as certain of the Company’s credit card programs. The Company has a certificate of deposit in the amount of $1.1 million collateralizing these letters of credit, certain other credit card programs and the Automated Clearinghouse (ACH) program. The certificate of deposit is recorded in other assets.
Note 16 — Subsequent Events
          The Company has evaluated subsequent events through November 6, 2009, which is the date on which these Condensed Consolidated Financial Statements were issued. There were no identified subsequent events.

Item 2.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
          This section should be read in conjunction with the Consolidated Financial Statements of Voyager Learning Company and Subsidiaries (collectively the “Company”) and the notes thereto included in the annual report on Form 10-K for the year December 31, 2008, as well as the accompanying interim financial statements for the three and nine month periods ended September 30, 2009.
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
Merger Agreement
          On June 22, 2009 we announced that we had entered into a definitive merger agreement (the “Merger Agreement”), dated as of June 20, 2009, to combine with Cambium Learning, Inc. (“Cambium”), an education company serving the needs of at-risk and special student populations in the pre-kindergarten through twelfth grade market. The planned business combination will be effected through a newly-formed company, Cambium Learning Group, Inc. (formerly known as Cambium-Voyager Holdings, Inc.) (“Holdings”), which will acquire both companies and issue shares in the combined company to stockholders of each of the Company and Cambium. Holdings will be majority owned by VSS-Cambium Holdings III, LLC, which will be majority owned by Veronis Suhler Stevenson, a private equity investor in the information, education and media industries and current majority owner of VSS-Cambium Holdings, LLC, which indirectly owns Cambium. Upon completion of the planned mergers, Holdings will be a public company, and anticipates having its common stock approved for listing on the NASDAQ Global Market.
          Under the terms of the Merger Agreement, each of our stockholders will be entitled to receive, in exchange for each share of our common stock owned by the stockholder, the following consideration: (i) at the election of the stockholder, either one share of common stock of Holdings or $6.50 in cash, subject to a potential pro-rata reduction; (ii) a pro-rata amount of certain tax refunds received by us prior to the closing of the transaction reduced by the amount of the tax refunds contractually required to be placed in escrow at closing; and (iii) a contingent value right payable periodically on the nine and eighteen month anniversary of the effective time of the mergers and on or about October 15, 2013.
          Under applicable accounting guidance for business combinations, Cambium is the accounting acquirer and the Company is the acquiree. As such, if and when the planned mergers are completed, the Company will cease to be a reporting entity and Cambium’s financial statements will be the historical financial statements of Holdings. The planned merger is subject to approval by the stockholders of the Company and other closing conditions. The Company expects the merger to be completed no later than year end 2009.
Overview
          During the third quarter, we began to see the positive impact, both directly and indirectly, of the American Reinvestment and Recovery Act (ARRA) passed in February 2009. The Act provides significant new federal funding for various education initiatives over the next two years. While the education funding is for a broad set of education initiatives, we believe that schools and districts may choose to direct some of the funding for programs which use our products. In some instances, if ARRA funding is not used directly for programs using our products, we may still be receiving an indirect benefit. When the ARRA funding is used to assist schools in general to meet their overall financial needs, funds may be freed up to use for our programs. While success in winning some of these funds for our products is not certain at this time, we believe it has the potential to continue to stabilize some of the negative funding trends which emerged in 2008.
          The growth in our net sales during the third quarter is attributable in large part to our success in the market for our Vmath and ExploreLearning products. Vmath is our grade 2 — 8 math intervention and ExploreLearning is our online math and science simulation product. We introduced our current Vmath intervention product in 2005 and have made a series of expansions, investments and revisions. We believe these investments, along with better sales execution and assistance from the ARRA funding, have led to the improvement in sales of Vmath. We acquired ExploreLearning in 2005 and have continued to invest in its development and in expanding the product’s sales and marketing efforts. We believe these investments have resulted in increased sales of ExploreLearning since the acquisition.
          While ARRA is beginning to provide a positive impact, throughout the third quarter of 2009 we continued to experience the adverse developments in the education funding environment, including the reductions in Reading First funding and reductions in available state and local funds as property tax receipts decline, which significantly decreased the funding available to schools to purchase our products and services. Some school districts have found it difficult to secure alternative funding sources in the midst of the current market conditions. These market conditions may continue to have an impact on our future sales, profits, cash flows and carrying value of assets.
          The following trends have or may have had an impact on our revenues and profitability:
•	Sales of our online subscription based products grew significantly in 2008. We continue to see growth in 2009 and expect this trend to continue in the coming years.

•	We believe our product diversification, such as growth in the online offerings, math intervention and new reading intervention products for higher grades, will allow us to strengthen our ability to sustain market share in a troubled market and capture market share when the market recovers.

•	We believe our focus on product usage and an overall partnership approach with the customer to implement our solutions with fidelity will result in higher success rates, and such success, if achieved, will lead to customer retention and growth through reference sales.

•	Efforts were taken in 2008 to reduce our cost structure for 2009, including a reduction in force, which better aligns our cost structure to current market conditions.

•	We performed a goodwill impairment analysis in both the second and third quarters of 2009 as a result of the execution of the Merger Agreement in late June, which is considered a triggering event, and in consideration of the continuing impact of adverse marketplace and economic conditions. As a result of these analyses, we recorded a goodwill impairment charge of $22.0 million in the second quarter and $5.2 million in the third quarter. Because the terms of the Merger Agreement are fixed, increases in Voyager’s booked net assets could result in future goodwill impairment charges.
          Sales and gross profit are subject to seasonality with the first and fourth quarters being the weakest.
Third Quarter of Fiscal 2009 Compared to the Third Quarter of Fiscal 2008

	Three Months Ended
	September 30, 2009		September 30, 2008		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%
Net sales	$32.6	100.0	$27.3	100.0	$5.3	19.4
Cost of sales (exclusive of depreciation and amortization shown separately below)	(10.7)	(32.8)	(10.0)	(36.6)	(0.7)	(7.0)

Gross profit	21.9	67.2	17.3	63.4	4.6	26.6

Research and development expense	(1.3)	(4.0)	(1.1)	(4.0)	(0.2)	(18.2)
Sales and marketing expense	(8.6)	(26.4)	(8.0)	(29.3)	(0.6)	(7.5)
General and administrative expense	(5.9)	(18.1)	(8.1)	(29.7)	2.2	27.2
Depreciation and amortization expense	(4.9)	(15.0)	(5.3)	(19.4)	0.4	7.5
Goodwill impairment	(5.2)	(16.0)	—	—	(5.2)	(100.0)

Loss before interest, other income and income taxes	(4.0)	(12.3)	(5.2)	(19.0)	1.2	23.1

Net interest income (expense)	(0.1)	(0.3)	0.1	0.3	(0.2)	(200.0)
Other income (expense)	(0.2)	(0.6)	—	—	(0.2)	(100.0)
Income tax expense	(0.4)	(1.2)	—	—	(0.4)	(100.0)

Net loss	$(4.7)	(14.4)	$(5.1)	(18.7)	$0.4	7.8

Net Sales.
          Total net sales increased $5.3 million, or 19.4%, to $32.6 million in the third quarter of 2009 compared to the third quarter of 2008. The increase in net sales is attributable to an increase in order volume primarily as a result of the positive impact of the American Reinvestment and Recovery Act (ARRA) and its effect on the availability of funds available to school districts, and strong performance by our Vmath and ExploreLearning products. This growth was partially offset by higher revenue deferrals in the third quarter of 2009 versus the third quarter of 2008.
          We defer revenue associated with certain services and technology components and recognize the revenue over the period they are delivered. During the third quarter of 2009, the impact of revenue deferrals resulted in a larger decrease in net sales than in the third quarter of 2008. This is reflective of the higher order volume in the third quarter of 2009 compared to the third quarter of 2008, as well as a greater mix of technology in our sales during the third quarter of 2009, which negatively impacts the year over year revenue comparison, partly offset by the impact of a stabilization of deferral rates in 2009 compared to 2008, which positively impacts the year over year revenue comparison. In fiscal 2008, we had an increase in revenue deferral rates due to more of these service and technology components in our products. These deferral rates have stabilized in 2009. During the third quarter of 2009, deferred revenue balances increased $13.7 million, totaling $21.8 million at June 30, 2009 and $35.5 million at September 30, 2009. Comparatively, during the third quarter of 2008, deferred revenue balances increased $8.2 million, totaling $20.5 million at June 30, 2008 and $28.7 million at September 30, 2008.
Gross Profit.
          Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Our gross profit as a percentage of revenue for third quarter of 2009 increased 3.8 percentage points to 67.2% compared to 63.4% for the third quarter of 2008. The improvement in margin is due to the increase in the mix of revenue we recognized from technology, which is at a higher margin.
Research and Development.
          Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the third quarter of 2009 increased $0.2 million to $1.3 million compared to the third quarter of 2008, due to the timing of expenditures and the ratio of capitalizable versus non-capitalizable activities performed during the respective quarters.
Sales and Marketing.
          Sales and marketing expenditures include all costs related to selling efforts and marketing. Sales and marketing expense for the third quarter of 2009 increased $0.6 million to $8.6 million compared to the third quarter of 2008, due to higher commission costs commensurate with the increased sales volume in the third quarter of 2009 compared to the third quarter of 2008, partially offset by costs savings from the Company’s overall initiative to lower costs as a response to the market slow down.
General and Administrative.
          Overall, general and administrative expenses decreased $2.2 million, or 27.2%, to $5.9 million compared to the third quarter of fiscal 2008. General and administrative activities for the third quarter of 2009 included $1.0 million of costs directly related to the merger transaction. Excluding these merger costs, general and administrative expenses for the third quarter of 2009 were $4.9 million, a decrease of $3.2 million, or 39.5%, over the prior year quarter. This decrease is primarily attributable to a significant decline in corporate expenses and one-time costs related to activities based in Ann Arbor, Michigan that were required to finalize the restatement effort, to bring our SEC filings current, and to transition the corporate office to Dallas, Texas. These activities were brought to conclusion by the end of fiscal 2008.
Depreciation and Amortization Expense.
          Our depreciation and amortization expense in the third quarter of 2009 decreased $0.4 million, or 7.5%, to $4.9 million compared to the third quarter of 2008. The decrease is primarily due to the use of an accelerated depreciation method on our acquired curriculum, which resulted in higher amortization expense in the previous period when compared to the current period.
Goodwill Impairment.
          We review the carrying value of goodwill for impairment at least annually, and whenever certain triggering events occur. The signing of the Merger Agreement in late June is such a triggering event and so we performed goodwill impairment analyses in both the second and third quarters of 2009, giving due consideration to the continuing impact of adverse marketplace and economic conditions. As a result of these analyses, we recorded goodwill impairment charges of $22.0 million in the second quarter and $5.2 million in the third quarter of 2009.

Net Interest Income (Expense).

	Three Months Ended		Year Over Year Change
	September 30,	September 30,	Favorable / (Unfavorable)
(Dollars in millions)	2009	2008	$	%
Interest income	$—	$0.1	(0.1)	100.0
Interest expense	(0.1)	—	(0.1)	(100.0)

Total	$(0.1)	$0.1	$(0.2)	(200.0)

          Net interest income (expense) for the third quarter of 2009 decreased $0.2 million to ($0.1) million compared to the third quarter of 2008. Interest income declined from $0.1 million in the third quarter of 2008 to near zero for the third quarter of 2009 since the Company traditionally invests very conservatively in cash deposits and U.S. Treasuries, and the safety and liquidity of these investments in the current economic crisis has led to an interest rate yield near 0%. Interest expense for the third quarter of 2009 was primarily related to tax-related liabilities resulting from the sales agreement with Snap-On Incorporated and CSA.
Other Income (Expense).
          Other income (expense) decreased $0.2 million for the third quarter of 2009 from zero in the third quarter of 2008. Other expense was primarily related to changes in estimates of certain tax-related receivables and liabilities denominated in foreign currencies resulting from the sale agreement with Snap-On Incorporated and Cambridge Scientific Abstracts, L.P. (“CSA”).
Income Tax Expense.
          We recorded an income tax expense of ($0.4) million for the third quarter of 2009. We revised our tax provision estimate during the quarter to derive an effective annualized tax rate for 2009 of approximately 0%, other than the impact of changes in estimates related to uncertain tax positions.
          We recorded no income tax benefit or expense for the net loss in the third quarter of 2008 because we could not assume future taxable income.

Nine Month Period ended September 30, 2009 Compared to the Nine Month Period ended September 30, 2008

	Nine Months Ended
	September 30, 2009		September 30, 2008		Year Over Year Change
		% of		% of	Favorable / (Unfavorable)
(Dollars in millions)	Amount	sales	Amount	sales	$	%
Net sales	$79.6	100.0	$76.4	100.0	$3.2	4.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	(26.3)	(33.0)	(27.8)	(36.4)	1.5	5.4

Gross profit	53.3	67.0	48.6	63.6	4.7	9.7

Research and development expense	(3.4)	(4.3)	(3.7)	(4.9)	0.3	8.1
Sales and marketing expense	(22.6)	(28.4)	(25.4)	(33.2)	2.8	11.0
General and administrative expense	(18.4)	(23.1)	(24.3)	(31.8)	5.9	24.3
Depreciation and amortization expense	(14.6)	(18.3)	(16.1)	(21.1)	1.5	9.3
Goodwill impairment	(27.2)	(34.2)	—	—	(27.2)	(100.0)
Lease termination costs	—	—	(11.7)	(15.3)	11.7	100.0

Loss before interest, other income and income taxes	(32.9)	(41.3)	(32.6)	(42.7)	(0.3)	(0.9)

Net interest income (expense)	(0.5)	(0.6)	0.5	0.7	(1.0)	200.0
Other income (expense)	1.0	1.3	0.8	1.0	0.2	25.0
Income tax benefit	—	—	—	—	—	—

Net loss	$(32.4)	(40.7)	$(31.3)	(41.0)	(1.1)	(3.5)

Net Sales.
          Total net sales increased $3.2 million, or 4.2%, to $79.6 million in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. The increase in net sales is attributable to an increase in revenue recognized from prior period deferred revenue, as well as the increase in order volume primarily resulting from the positive impact of the American Reinvestment and Recovery Act (ARRA) and its effect on the availability of funds available to school districts that we began to experience in the third quarter of 2009 and strong performance by our Vmath and ExploreLearning products.
          We defer revenue associated with certain services and technology components and recognize the revenue over the period they are delivered. In fiscal 2008 we had an increase in revenue deferral rates due to more of these service and technology components in our products. These deferral rates have stabilized in 2009. During the nine month period ended September 30, 2009, deferred revenue balances increased $6.0 million, totaling $29.5 million at December 31, 2008 and $35.5 million at September 30, 2009. Comparatively, during the nine month period ended September 30, 2008, deferred revenue balances increased $7.6 million, totaling $21.1 million at December 31, 2007 and $28.7 million at September 30, 2008.

Gross Profit.
          Cost of sales includes expenses to print, purchase, handle and warehouse product and to provide services and support to customers. Our gross profit as a percentage of revenue for the nine month period ended September 30, 2009 increased 3.4 percentage points to 67.0% compared to 63.6% for the nine month period ended September 30, 2008. The improvement in margin is due to the increase in the mix of revenue we recognized from technology, which is at a higher margin.
Research and Development.
          Research and development expenditures include costs to research, evaluate and develop educational products, net of capitalization. Research and development expense for the nine month period ended September 30, 2009 decreased $0.3 million to $3.4 million compared to the nine month period ended September 30, 2008, due to the timing of expenditures and the ratio of capitalizable versus non-capitalizable activities performed during the respective quarters.
Sales and Marketing.
          Sales and marketing expenditures include all costs related to selling efforts and marketing. Sales and marketing expense for the nine month period ended September 30, 2009 decreased $2.8 million to $22.6 million compared to the nine month period ended September 30, 2009, due to prior year costs associated with our participation in several 2008 state adoptions, and our overall initiative to lower costs as a response to the market slow down, partially offset by higher commission costs commensurate with the increased sales volume.
General and Administrative.
          Overall, general and administrative expenses for the nine month period ended September 30, 2009 decreased $5.9 million, or 24.3%, to $18.4 million compared to the nine month period ended September 30, 2008. General and administrative activities for the nine month period ended September 30, 2009 include $6.1 million of costs directly related to the merger transaction. Excluding these merger costs, general and administrative expenses for the nine month period ended September 30, 2009 were $12.3 million, a decrease of $12.0 million, or 49.4%, over the nine month period ended September 30, 2008. This decrease is primarily attributable to a significant decline in corporate expenses and one-time costs related to activities based in Ann Arbor, Michigan that were required to finalize the restatement effort, to bring our SEC filings current, and to transition the corporate office to Dallas, Texas. These activities were brought to conclusion by the end of fiscal 2008.

Depreciation and Amortization Expense.
          Our depreciation and amortization expense decreased $1.5 million, or 9.3%, to $14.6 million in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008. The decrease is primarily due to the use of an accelerated depreciation method on our acquired curriculum, which resulted in higher amortization expense in the previous period when compared to the current period.
Goodwill Impairment.
          We review the carrying value of goodwill for impairment at least annually, and whenever certain triggering events occur. The signing of the Merger Agreement in late June is such a triggering event and so we performed goodwill impairment analyses in both the second and third quarters of 2009, giving due consideration to the continuing impact of adverse marketplace and economic conditions. As a result of these analyses, we recorded goodwill impairment charges of $22.0 million in the second quarter and $5.2 million in the third quarter of 2009.
Lease Termination Costs.
          On January 1, 2008, we entered into an agreement with one of our lessors, Relational, LLC f/k/a Relational Funding Corporation (“Relational”) and ProQuest LLC (formerly known as ProQuest-CSA LLC and CSA relating to certain obligations regarding the capital and operating leases for certain property and equipment used at our facilities at 777 Eisenhower Parkway (the “777 Facility”) and 789 Eisenhower Parkway (the “789 Facility”) in Ann Arbor, Michigan. The aforementioned leases originated as early as fiscal 2005 with up to five year terms. Effective January 1, 2008, we conveyed, assigned, transferred and delivered to CSA all of our right, title and interest and benefit of certain property and equipment. We were released from any and all obligations relating to these leases and Relational, as lessor, consented to such assignments and releases. Due to these assignments, the write off of certain assets and liabilities under capital leases, such as office furniture, phone and power supply systems, and video equipment, totaled a net charge of $0.1 million in the first quarter of 2008.
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
Net Interest Income (Expense).

	Nine Months Ended		Year Over Year Change
	September 30,	September 30,	Favorable / (Unfavorable)
(Dollars in millions)	2009	2008	$	%
Interest income	$0.1	$0.7	(0.6)	(85.7)
Interest expense	(0.6)	(0.2)	(0.4)	(200.0)

Total	$(0.5)	$0.5	$(1.0)	(200.0)

          Net interest income (expense) for the nine month period ended September 30, 2009 decreased $1.0 million to ($0.5) million compared to the nine month period ended September 30, 2008. Interest income declined from $0.7 million in the nine month period ended September 30, 2008 to $0.1 million for the nine month period ended September 30, 2009 since the Company traditionally invests very conservatively in cash deposits and U.S. Treasuries, and the safety and liquidity of these investments in the current economic crisis has led to an interest rate yield near 0%. Interest expense for the nine month period ended September 30, 2009 was primarily related to tax-related liabilities resulting from the sales agreement with Snap-On Incorporated and CSA.
Other Income (Expense).
          From the date of the sale of ProQuest Information and Learning (“PQIL”) in February 2007, we subleased substantial space to the buyer of PQIL through March 2008, resulting in sublease income totaling $0.8 million, which was recognized in other income, during the first quarter of fiscal 2008. Because this sublease expired in the first quarter of fiscal 2008, we did not recognize any sublease income during the nine month period ended September 30, 2009.
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
          Other expense of $0.2 million was recorded in the nine months ended September 30, 2009 related to changes in estimates of certain tax-related receivables and liabilities denominated in foreign currencies resulting from the sale agreement with Snap-On Incorporated and CSA.
Income Tax Benefit.
          For the nine months ended September 30, 2009, we attributed no income tax benefit to continuing operations. Pre-tax losses at statutory tax rates provided a tax benefit of approximately $11.4 million. The impairment charges to non-deductible goodwill did not result in a tax benefit. Certain transaction costs attributable to the pending merger with Cambium also did not result in a tax benefit. Finally, we continue to maintain a valuation allowance on its deferred tax assets. The requirement of maintaining a valuation allowance against our deferred tax assets eliminated almost all of the deferred tax benefit generated from the Federal net operating loss incurred in the nine month period ended September 30, 2009.
          We recorded no income tax benefit or expense for the net loss in the nine month period ended September 30, 2008 because we could not assume future taxable income.
Liquidity and Capital Resources
          As of September 30, 2009, we did not have any debt with the exception of certain capital leases. Cash and cash equivalents increased to $85.3 million at September 30, 2009, compared to $67.3 million at December 31, 2008.
          During the nine month period ended September 30, 2009, cash provided by operating activities was $13.1 million. We received income tax refunds of $15.1 million, primarily from U.S. Federal income tax refunds for tax years 2003 and 2004, plus another $1.7 million of tax-related receivables from CSA. Use of cash beyond normal season operating use included $7.9 million related to the partial settlement of our legacy employee benefit plans, $4.0 million escrowed in connection with the settlement of the consolidated shareholder securities class actions lawsuit, and $6.1 million used for costs directly related to the merger transaction.
          Cash is seasonal with positive net cash typically generated in the second half of the year. The first half of the year generally results in net cash usage. Positive cash flow is historically generated during the second half of the year because the buying cycle of school districts generally starts at the beginning of each new school year in the fall.
          Other significant uses of cash during the nine month period ended September 30, 2009 included:
•	$6.1 million of expenditures related to property, equipment, curriculum development costs, and software; and

•	$0.1 million for principal payments on capital leases.
          Net proceeds generated from the sale or maturities of marketable securities were $11.1 million.
          Our management believes that current cash, cash equivalents and short term investment balances, expected income tax refunds, and cash generated from operations will be adequate to fund the working capital and capital expenditures necessary to support our currently expected sales in the next twelve months.
Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements at September 30, 2009 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our business.

Contractual Obligations
          As of September 30, 2009, there have been no material changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recently Issued Financial Accounting Standards
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this guidance for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this guidance for all recurring financial assets and liabilities beginning fiscal 2008 and for other nonfinancial assets and liabilities beginning fiscal 2009. The adoption of this accounting guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.
          In December 2007, the FASB issued new accounting guidance on business combinations. This guidance establishes principles and requirements for how an acquirer accounts for business combinations. This issuance includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This accounting guidance applies prospectively and is effective for business combinations made by the Company beginning January 1, 2009. The provisions are effective as of our first quarter ended March 31, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
          In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements. Currently, the Company does not have an outstanding noncontrolling interest in one or more subsidiaries, nor does it deconsolidate any subsidiaries. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The provisions are effective as of our first quarter ended March 31, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

          In April 2008, the FASB issued new accounting guidance on the determination of the useful life of intangible assets. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance for goodwill and other intangible assets. This issuance is effective for fiscal years beginning after December 15, 2008. The provisions are effective as of our first quarter ended March 31, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
          In April 2009, the FASB issued new accounting guidance on recognition and presentation of other-than-temporary impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt and equity securities classified as available-for-sale and held-to-maturity. This guidance is effective for interim and annual periods ending after June 15, 2009. The provisions are effective as of our second quarter ended June 30, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
          In April 2009, the FASB issued new guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which provides additional guidance for estimating fair value in accordance with the guidance for fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. This issuance also includes guidance on identifying circumstances that indicate a transaction is not orderly. The new accounting guidance is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The provisions are effective as of our second quarter ended June 30, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
          In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments, which amends previous guidance on disclosures about fair value of financial instruments” to require disclosure about fair value of financial instruments in interim financial statements. This new guidance is effective for interim and annual periods ending after June 15, 2009. The provisions were effective as of our second quarter ended June 30,

2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
          In May 2009, the FASB issued new accounting guidance relating to subsequent events. This guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This issuance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for the Company’s interim and annual financial periods ending after June 15, 2009. The provisions were effective as of our second quarter ended June 30, 2009; however, adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.
          During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
          The Company does not have material interest rate risk. As of September 30, 2009, the Company does not have any interest rate forwards or option contracts outstanding.
Foreign Currency Risk
          The Company does not have material exposure to changes in foreign currency rates. As of September 30, 2009, the Company does not have any outstanding foreign currency forwards or option contracts.
Item 4.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
          Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
          There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
          This section should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 and the Condensed Consolidated Financial Statements of the Company and the notes thereto included herein for the nine months ended September 30, 2009.
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
          In 2008, we derived more than 10% of our sales from the following three states in the following approximate percentages: California — 12%, Florida — 17% and Texas — 16%. California and Florida have specifically experienced significant budget problems in 2009 as a result of the current economic downturn and have announced that they anticipate reductions in their 2009/2010 spending for education relative to fiscal 2008/2009 levels. To the extent that the economic situation in any of these states causes reductions in public school spending, our sales to these states could be materially reduced which could harm our business and financial condition.
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
          The market for our products and services is highly competitive and is characterized by frequent product developments and enhancements of existing products. We do not assure you that products or services introduced by others will not be harmful to our business. Many companies, both privately and publicly owned, develop products and services similar to our products. These competitors include both basal suppliers, such as Houghton Mifflin/Harcourt, Scott Foresman (Pearson), and McGraw-Hill, which offer, often as part of their core reading programs, intervention products, and supplemental suppliers, such as Scientific Learning Corporation and Scholastic Corporation. Several of our competitors have substantially greater financial, research and development, manufacturing and marketing resources than we do, as well as greater name recognition and larger customer bases. Accordingly, our competitors may be able to respond more quickly to new technologies and changes in customer requirements, have more favorable access to suppliers and devote greater resources to the development and sale of their products and services. These competitors may be successful in developing products and services that are more effective or less costly than any products or services that we provide currently or may develop in the future. Any incursions by competitors could materially and adversely affect our ability to attract and retain customers and thus may materially harm our business.
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

Index Number	Description

*10.24	Waiver and Termination of Registration Rights Agreement, dated as of July 21, 2009, by and between Voyager Learning Company and Keystone Group, L.P. and The Anne T. and Robert M. Bass Foundation is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 27, 2009, File No. 001-07680.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification of Richard J. Surratt, President and Chief Executive Officer of Voyager Learning Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Assistant Secretary of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOYAGER LEARNING COMPANY
Date: November 6, 2009	/s/ Richard J. Surratt
President and Chief Executive Officer

Date: November 6, 2009	/s/ Bradley C. Almond
Vice President and Chief
Financial Officer

EXHIBIT INDEX

Index Number	Description

*10.24	Waiver and Termination of Registration Rights Agreement, dated as of July 21, 2009, by and between Voyager Learning Company and Keystone Group, L.P. and The Anne T. and Robert M. Bass Foundation is incorporated by reference to Voyager Learning Company’s Form 8-K dated July 27, 2009, File No. 001-07680.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification of Richard J. Surratt, President and Chief Executive Officer of Voyager Learning Company pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Assistant Secretary of Voyager Learning Company, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.